Form 10-Q
period 1995-03-31
AMERIHOST PROPERTIES INC
filed 1995-05-09
CIK 778423

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q


             [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended            MARCH 31, 1995

                                         OR

             [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                           Commission File No.   2-90939C

                             AMERIHOST PROPERTIES, INC.
               (Exact name of registrant as specified in its charter)

                    DELAWARE                     36-3312434
        (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)        Identification No.)


2400 EAST DEVON AVE., SUITE 280, DES PLAINES, ILLINOIS        60018
    (Address of principal executive offices)               (Zip Code)

         Registrant's telephone number, including area code: (708) 298-4500


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes   x   No

  As of May 5, 1995, 5,796,499 shares of the Registrant's Common Stock were outstanding.



                             AMERIHOST PROPERTIES, INC.

                                      FORM 10-Q

                      FOR THE THREE MONTHS ENDED MARCH 31, 1995


                                        INDEX



         PART I: Financial Information                         Page

  Consolidated Balance Sheets as of March 31, 1995
      and December 31, 1994

  Consolidated Statements of Operations for the Three
      Months Ended March 31, 1995 and 1994

  Consolidated Statements of Cash Flows for the
      Three Months Ended March 31, 1995 and 1994

  Notes to Consolidated Financial Statements

  Management's Discussion and Analysis

  Schedule of Earnings Before Interest/Rent, Taxes and Depreciation/Amortization for the Three
      Months Ended March 31, 1995


           PART II: Other Information

  Item 6 Exhibits and Reports on Form 8-K

  Signatures


                     AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS



                                         March 31,      December 31,
                                          1995              1994
                ASSETS                  (Unaudited)
  Current assets:
     Cash and cash equivalents         $    1,598,949   $ 3,026,029
     Accounts receivable (including
       $817,420 and $703,465
        from related parties)               2,742,199     2,457,233
     Notes receivable (including
       $1,326,932 and $1,687,178
        from related parties)               1,474,662     1,834,908
     Prepaid expenses and other current
        assets                                355,647       370,471
     Costs and estimated earnings in excess
      of billings on uncompleted contracts
      (including $2,850,299 and
       $1,315,707 from related parties)     3,857,807     2,005,274
     Refundable income taxes                  133,081          -

       Total current assets                10,162,345     9,693,915


  Investments                               2,386,166     2,995,234

  Property and equipment:
     Land                                   2,785,290     2,240,952
     Buildings                             11,614,479     9,124,901
     Furniture, fixtures and equipment      5,447,818     3,784,608





     Construction in progress               2,508,635     2,253,456
     Leasehold improvements                 1,424,853       791,800
                                           23,781,075    18,195,717

     Less accumulated depreciation and
       amortization                         3,166,294     1,729,611
                                           20,614,781    16,466,106


  Long-term notes receivable (including
    $1,002,615 and $1,272,612 from related
    parties)                                2,461,847     2,737,882

  Costs of management contracts acquired,
    net of accumulated
     amortization of $813,343 and $768,324    561,535       492,253

  Other assets, net of accumulated amortization
    of $1,107,706 and $769,669              2,610,278     2,018,192
                                            5,633,660     5,248,327

                                       $   38,796,952   $34,403,582

     LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                   $    5,203,511   $ 3,224,973
    Accrued payroll and related expenses      731,783       679,971
    Other accrued expenses and current
      liabilities                             905,806       624,740
    Current portion of long-term debt         785,611       566,808
    Income taxes payable                       -            415,197

       Total current liabilities            7,626,711     5,511,689


  Long-term debt, net of current portion   15,082,660    12,975,226

  Deferred income                             890,833     1,051,457

  Commitments

  Minority interest                         1,270,027     1,192,925


  Shareholders' equity:
    Preferred stock, no par value; authorized
       100,000 shares; none issued
    Common stock, $.005 par value; authorized
       15,000,000 shares; issued 5,756,874
       shares at March 31, 1995, and
       5,570,013 shares at December 31, 1994   28,784        27,850
    Additional paid-in capital             16,002,925    15,465,891
    Deficit                                  (711,821)     (428,289)

                                           15,319,888    15,065,452
    Less:
       Stock subscriptions receivable        (436,875)     (436,875)
       Notes receivable                      (956,292)     (956,292)

                                           13,926,721    13,672,285






                                       $   38,796,952   $34,403,582


                   See notes to consolidated financial statements.


                     AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTHS ENDED MARCH 31,
                                     (Unaudited)


                                          1995                 1994
  Revenue:
    Hotel operations                   $    4,114,725    $2,454,086
    Development and construction            5,504,823       602,898
    Management services                       564,454       535,958
    Employee leasing                        2,973,359     3,240,328
                                           13,157,361     6,833,270

  Operating costs and expenses:
    Hotel operations                        3,457,530     2,205,834
    Development and construction            5,164,129       768,374
    Management services                       456,823       517,602
    Employee leasing                        2,931,187     3,206,435
                                           12,009,669     6,698,245

                                            1,147,692       135,025

    Depreciation and amortization             434,919       273,824
    Leasehold rents - hotels                  451,605       419,820
    Corporate general and administrative      467,757       623,745

  Operating loss                             (206,589)   (1,182,364)

  Other income (expense):
    Interest expense                         (307,720)     (149,442)
    Interest income                            91,536        91,008
    Other income                               20,159       (22,142)
    Equity in net income and losses of
      affiliates                             (183,528)     (204,980)

  Loss before minority interests and
      income taxes                           (586,142)   (1,467,920)

  Minority interests in losses of consolidated
    subsidiaries and partnerships             112,610        44,428

  Loss before income tax benefit             (473,532)   (1,423,492)

  Income tax benefit                          190,000       569,000

  Net loss                             $     (283,532)   $ (854,492)

  Net loss per share                   $        (0.05)   $    (0.15)








                   See notes to consolidated financial statements.


                     AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOW
                        FOR THE THREE MONTHS ENDED MARCH 31,
                                     (Unaudited)




                                          1995                   1994
  Cash flows from operating activities:

    Cash received from customers       $   11,304,689   $ 7,171,318
    Cash paid to suppliers and employees  (10,840,119)   (8,265,962)
    Interest received                          72,469        25,798
    Interest paid                            (310,371)     (140,183)
    Income taxes paid                        (358,278)       (2,100)

  Net cash used in operating activities      (131,610)   (1,211,129)

  Cash flows from investing activities:

    Distributions from affiliates              19,219        74,128
    Purchase of property and equipment     (2,209,105)   (1,654,030)
    Purchase of investments                    (5,000)      (11,075)
    Increase in notes receivables            (206,202)     (476,588)
    Collections on notes receivables          126,463        28,637
    Cost of management contracts acquired    (114,301)         -
    Sale of investments                        10,000          -
    Increase in organization costs               -           (6,043)

  Net cash used in investing activities    (2,378,926)   (2,044,971)

  Cash flows from financing activities:

    Proceeds from issuance of long-term
      debt                                  1,224,263     1,935,242
    Principal payments of long-term debt     (140,807)      (49,150)
    Proceeds from line of credit                 -          200,000
    Increase in minority interests               -          445,000

  Net cash provided from financing
    activities                              1,083,456     2,531,092

  Net decrease in cash                     (1,427,080)     (725,008)

  Cash, beginning of period                 3,026,029     1,885,335

  Cash, end of period                  $    1,598,949  $  1,160,327


  Reconciliation of net loss to net cash used in operating activities:

  Net loss                             $     (283,532) $   (854,492)






  Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization             434,919       273,824
    Equity in net loss of affiliates before
        amortization of deferred income       198,428       223,139
    Minority interests in net losses of
        subsidiaries                         (112,610)      (44,428)
    Amortization of deferred income           (14,900)      (18,159)
    Amortization of deferred interest          (2,143)       (2,143)
    Amortization of loan discount              11,348        11,348
    Increase in deferred tax asset               -         (569,000)
    Compensation paid through issuance of
      common stock                                364          -

    Changes in assets and liabilities net of effects of acquisitions:

       Increase in accounts receivable        (20,298)     (418,580)
       Increase in interest receivable        (16,924)      (63,067)
       Decrease (increase) in prepaid
         expenses and other current assets     24,784       (55,950)
       (Increase) decrease in costs and
         estimated earnings in excess of
         billings                          (1,852,533)      744,166
       Increase in refundable income taxes   (548,278)       (2,100)
       Increase in other assets              (129,723)     (268,887)

       Increase (decrease) in accounts
         payable                            2,019,490    (1,369,625)
       Increase in accrued expenses and other
          current liabilities                 173,997     1,192,701
       Decrease in accrued interest           (13,999)       (2,089)
       Increase in deferred income               -           12,213

  Net cash used in operating activities   $  (131,610  $ (1,211,129)


                   See notes to consolidated financial statements.

  1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    BASIS OF PREPARATION:

    The financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Amerihost Properties, Inc. and subsidiaries as of March 31, 1995 and December 31, 1994 and the results of its operations for the three month periods ended March 31,1995 and 1994, and statements of cash flows for the three months ended March 31, 1995 and 1994. The results of operations for the three months ended March 31, 1995, are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K.

    PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and ownership interests in the following partnerships: Sullivan Motel Associates, Ltd. (45.7%), White River Junction, VT 393 Limited Partnership (83.3%), Metropolis, IL 1292 Limited Partnership (54.9%), Tuscola, Illinois 593 Limited Partnership (68.75%), Dayton, Ohio

    1291 Limited Partnership (49.5%), Bowling Green, Ohio 590 Limited Partnership (62.33%) and Findlay, Ohio 391 Limited Partnership (50.67%). Significant intercompany accounts and transactions have been eliminated.

    CONSTRUCTION ACCOUNTING:

    Development fee revenue from construction/renovation projects is recognized over the period beginning with the execution of contracts and ending with the commencement of construction/renovation.

    Construction fee revenue from construction/renovation projects is recognized on the percentage-of-completion method, generally based on the ratio of costs incurred to estimated total contract costs. Revenue from contract change orders is recognized to the extent costs incurred are recoverable. Profit recognition begins when construction reaches a progress level sufficient to estimate the probable outcome. Provision is made for anticipated future losses in full, at the time they are identified.

    CONCENTRATION OF CREDIT RISK:

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, accounts receivable and notes receivable. The Company invests in temporary cash balances in financial instruments of highly rated financial institutions generally with maturities of less than three months. A substantial portion of accounts receivable are from hotels located in the midwestern United States, where collateral is generally not required, and from hotel operators for the development and construction of hotels pursuant to written contracts. Notes receivable are primarily from hotel operating entities generally located in the midwestern and southern United States, and two of the Company's officers.

    CASH EQUIVALENTS:

    The Company considers all investments with a maturity of three months or less to be cash equivalents.

    INVESTMENTS:

    Investments in affiliates are accounted for using the equity method, under which method the original investment is increased (decreased) by the Company's share of affiliates' earnings (losses), and is reduced by dividends or distributions when received. Other investments are recorded at cost.

    PROPERTY AND EQUIPMENT:

    Property and equipment are stated at cost. Depreciation is being provided for assets placed in service by use of the straight-line and accelerated methods over their estimated useful lives. Leasehold improvements are being amortized by use of the straight-line method over the term of the lease.

    For each classification of property and equipment, depreciable periods are as follows:

       Building                        31.5-39  years
       Furniture, fixture and equipment   5-7   years
       Leasehold improvements             3-10  years

    COST OF MANAGEMENT CONTRACTS ACQUIRED:

    The costs of management contracts acquired includes amounts paid to acquire management contracts and pre-opening costs incurred in connection with new management contracts. These amounts are being amortized by use of the straight-line method over periods ranging from two to five years.

    OTHER ASSETS:

    Costs in excess of net assets of subsidiary

    Costs in excess of net assets of various consolidated partnerships are amortized on a straight-line basis over a period of 31.5 years.

    Organization costs

    Organization costs are being amortized by use of the straight-line method over a period of five years.

    Investment in leases

    Investment in leases represents the amounts paid for the acquisition of leasehold interests for certain hotels. These costs are being amortized by use of the straight-line method over the lives of the leases.

    Deferred subordinated note costs

    Deferred subordinated note costs represents the costs incurred in obtaining the 7% subordinated notes. These costs are being amortized by use of the straight-line method over the life of the debt.

    Franchise fees

    Franchise fees represent the initial franchise fees paid to franchisors for certain hotels and are being amortized by use of the straight-line method over the term of the franchise license, ranging from 10 to 20 years.

    DEFERRED INCOME:

    Deferred income represents that portion of fees earned from entities in which the Company holds an ownership interest which is equal to the Company's proportional ownership interest in the entity. The balance of the fees are recorded in income as earned. The deferred income is being amortized over the life of the operating assets owned by the affiliated entity.

    Also included in deferred income is the unamortized portion of loan points collected from a loan made to an unaffiliated party in connection with the acquisition of management contracts. These are being amortized into interest income over the life of the loan.

    INCOME TAXES:

    Deferred income taxes are provided on the differences in the bases of the Company's assets and liabilities determined for tax and financial reporting purposes. Deferred income taxes have been calculated under the liability method as prescribed by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."

    NET LOSS PER SHARE:

    Computations of net loss per share of common stock are computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Common stock equivalents include stock options and warrants. The weighted average number of shares used in the computations were 5,756,353 and 5,651,335 for the three months ended March 31, 1995 and 1994, respectively.

    RECLASSIFICATIONS:

    Certain reclassifications have been made to the 1994 financial statements in order to conform with the 1995 presentation.

  2.   SHAREHOLDERS' EQUITY:

    REVERSE STOCK SPLIT:

    During 1989, the Company effected a 1-for-50 reverse stock split. Each holder of the Company's Common Stock was entitled to receive one new share for every 50 shares held as of the close of business on August 22, 1989. Any fractional shares resulting from the reverse split were acquired by the Company and retired. Through March 31, 1995, 19.06 of aggregate fractional shares were acquired by the Company at $4.63 per share and retired.

    AUTHORIZED SHARES:

    The Company's corporate charter authorizes 15,000,000 shares of Common Stock and 100,000 shares of Preferred Stock without par value. The Preferred Stock may be issued in series and the Board of Directors shall determine the voting powers, designations, preferences and relative participating, optional or other special rights and the qualifications, limitations or restrictions thereof.

    DIVIDEND RESTRICTIONS:

    Pursuant to the terms of the Company's subordinated notes (Note 3), no dividends may be paid on any capital stock of the Company until such notes have been paid in full.

    REGISTRATION OF COMMON STOCK:

    Pursuant to agreements with certain shareholders who executed agreements not to sell in connection with a public offering of 1,550,000 shares of the Company's Common Stock in May 1993, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission. This filing registered a total of 1,359,084 shares and became effective on December 28, 1993.

  3.   SUBORDINATED DEBENTURES:

    On October 9, 1992, the Company completed the private placement of $4,500,000 7% Subordinated Notes. The notes are unsecured, and subordinated in right of payment to all senior indebtedness, which includes all indebtedness outstanding on October 9, 1992. The Notes are due October 9, 1999, with interest payable quarterly at the rate of 7% per annum. The proceeds to the Company, net of commissions, legal and accounting fees and other costs of the offering were $4,030,346. During 1993, in accordance with certain provisions on the Notes, the Company prepaid 50% of the principal amount, resulting in a principal balance of $2,250,000 at March 31, 1995.

    For each $1,000 principal amount loaned to the Company, the noteholder also received common stock purchase warrants, representing the right to purchase 375 shares of the Company's Common Stock at an exercise price of $4.00 per share for a period of five years from the date of issuance of the warrants. Warrants to purchase a total of 46,875 shares are outstanding at March 31, 1995.

  4.   SUPPLEMENTAL CASH FLOW DATA:

    The following represents the supplemental schedule of noncash investing and financing activities for the three month periods ending March 31, 1995 and 1994:
                                            Three Months Ended
                                                  March 31,
                                         1995           1994

      Purchase of investments through
         issuance of common stock and
         decrease in notes receivable  $ 304,253      $ 150,000

      Reduction of accounts payable
        through issuance of common
        stock                          $ 233,351


    The Company acquired additional partnership interests in three hotels for 134,400 shares of the Company's common stock. In conjunction with the acquisition, liabilities were assumed as follows:

    Fair value of assets acquired  $ 2,907,246
    Issuance of common stock         (454,094)

    Liabilities assumed            $ 2,453,152

    Proforma financial information has not been given reflecting the acquisitions since it is not considered material to the overall financial statement presentation.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  GENERAL

  The Company is primarily engaged in the development and ownership/operation of mid-market hotels. The consolidated financial statements include the operations of all hotels in which the Company has a 100% or controlling ownership interest ("Consolidated Hotels"). Investments in other entities in which the Company has a minority ownership interest are accounted for using the equity or cost method. The Company also provides hotel development and management services to unrelated third parties and entities in which the Company has a minority ownership interest on a fee-for-service or contract basis.

  The first quarter of 1995 resulted in record revenues of $13.2 million, an increase of 92.5% from $6.8 million in the first quarter of 1994. The Company typically experiences a net loss in the first quarter of each year due to the seasonal fluctuations in hotel occupancy and average daily rates. The first quarter net loss decreased to a net loss of $283,532 in 1995 from a net loss of $854,492 in the first quarter of 1994. The Company's operating loss decreased from a loss of $1.2 million in 1994 to a loss of $206,589 in 1995, while earnings before interest/rents, taxes and depreciation/amortization ("EBITDA") increased to a record $720,712 in the first quarter of 1995 from a loss of $580,406 in the first quarter of 1994.

  The improved performance was primarily attributable to hotel operations and hotel development. Amerihost had an ownership interest in 44 hotels at March 31, 1995 versus 39 hotels at March 31, 1994, increasing equivalent owned rooms by 16.7%. This increased ownership, as well as a 13.1% increase in same room revenues during the first quarter of 1995 compared to the same quarter in 1994 for all hotels in which the Company has an ownership interest, had a significant impact on the hotel operations segment's revenues and profit and the Company's equity in income and loss of its minority owned hotel investments. The 13.1% increase in same room revenues resulted primarily from a 7.3% increase in occupancy and a $1.06 increase in average daily rate, compared with the first quarter of 1994. The hotel operations segment generated revenues of $4.1 million in the first quarter of 1995, compared to $2.5 million in the 1994 first quarter. The operating loss in this segment decreased 60.4% from a loss of $375,380 in the first quarter of 1994 to a loss of $148,566 in the 1995 first quarter.

  During the first quarter of 1995, the Company was constructing nine hotels, one of which was completed in February 1995, and was in various stages of the pre-construction development process for several additional hotels. The Company has an ownership position in seven of these nine hotels, including 100% ownership of three. Seven of these nine hotels are the Company's own brand, Amerihost Inn. Amerihost Inns offer certain amenities including an indoor pool area, whirlpool suites, an exercise room, and a free continental breakfast which assists the property in obtaining favorable occupancy and average daily rates, and an efficient layout designed to control operating costs. Going forward, the Company plans to continue to develop and construct hotels for both itself, which will contribute to the hotel operations segment, and unrelated third parties and entities in which the Company has a minority equity interest, which will contribute to the hotel development segment.


  RESULTS OF OPERATIONS

  Record revenues of $13.2 million for the three months ended March 31, 1995 increased 92.5% from revenues of $6.8 million for the three months ended March 31, 1994. This increase was due primarily to the Company's hotel operations and hotel development segments.

  Hotel operations revenue increased 67.7% to $4.1 million in the first quarter of 1995, as compared to $2.5 million in the first quarter of 1994. This increase was attributable to an increase in same room average daily rates and the addition of six Consolidated Hotels to the hotel operations segment since March 31, 1994. The Company held a minority ownership position in three of these six hotels prior to the first quarter of 1995 when additional ownership interests were acquired. The first quarter of 1995 included the operations of 18 Consolidated Hotels comprising 2,026 rooms compared to 12 Consolidated Hotels comprising 1,423 rooms in the first quarter of 1994 or an increase of 42.4% in total rooms. Excluding minority interests in the Consolidated Hotels, this translates to 1,698 and 1,313 equivalent owned rooms as of March 31, 1995 and 1994, respectively, or an increase of 29.3%. The average daily rates for the same room Consolidated Hotels increased $1.54 from $42.73 in the first quarter of 1994 to $44.27 in the first quarter of 1995.

  Revenues from the Company's hotel development segment increased $4.9 million from $602,898 in the first quarter of 1994 to $5.5 million in the first quarter of 1995. This increase is attributable to increased project development and hotel construction activity during the first quarter of 1995 compared to the first quarter of 1994. During the first quarter of 1995, the Company was constructing six hotels (excluding construction of Consolidated Hotels) and had several projects in various stages of pre-construction development. Two of the six hotels which were under construction during the 1995 first quarter were being constructed for unrelated third parties, and four were minority owned by the Company. During the first quarter of 1994, the Company began construction on one hotel for a third party, and was in the development phase of several projects.

  The increases in hotel operations and hotel development revenues were partially offset by a decrease in employee leasing revenues. Hotel management and employee leasing revenues are a direct function of the number of unrelated and minority owned properties managed by the Company. While the number of Consolidated Hotels increased from 12 to 18, hotels managed for third parties and minority owned entities decreased from 41 to 34 (three minority owned hotels became Consolidated Hotels in the first quarter of 1995 due to the Company acquiring additional ownership interests in these hotels). Management and employee leasing revenues from the Consolidated Hotels are eliminated in consolidation. Hotel management revenues increased 5.3% from $535,958 in the first quarter of 1994 to $564,454 in the first quarter of 1995 as the decrease in hotels managed for third parties was more than offset by higher management fee revenues on the remaining properties. Employee leasing revenue decreased 8.2% from $3.2 million to $3.0 million in the first quarter due to the decrease in hotels managed for third parties and minority owned entities.

  Operating costs and expenses increased 79.3% to $12.0 million (91.3% of total revenues) in the first quarter from $6.7 million (98.0% of total revenues) in the first quarter of 1994, which increase is directly related to the 92.5% increase in revenues. Operating costs and expenses for the hotel development segment increased from $768,374 in the first quarter of 1994 to $5.2 million in the first quarter of 1995, due to increased construction activity during 1995 compared to the 1994 first quarter. Operating costs and expenses in the hotel operations segment increased 56.7% from $2.5 million in the first quarter of 1994 to $3.5 million in the first quarter of 1995, resulting primarily from the addition of six Consolidated Hotels to this segment and is directly related to the 67.7% increase in segment revenue. Hotel management segment operating costs and expenses decreased 11.7% in the first quarter from $517,602 in 1994 to $456,823 in 1995 due to the decrease in hotels managed for third parties and minority owned entities, and an increase in pre-opening costs associated with new hotels and management contracts. Employee leasing operating costs and expenses decreased 8.6% from $3.2 million in the first quarter of 1994 to $2.9 million in 1995 also as a result of the decrease in hotels managed for third parties and minority owned entities.

  Depreciation and amortization expense increased 58.8% to $434,919 in the first quarter of 1995 from $273,824 in the first quarter of 1994. This increase was primarily attributable to the addition of six Consolidated Hotels to the hotel operations segment and the resulting depreciation and amortization therefrom.

  Leasehold rents - hotels increased 7.6% to $451,605 in the first quarter of 1995 from $419,820 in 1994. The increase was due to the addition of two leased Consolidated Hotels to the hotel operations segment (the Company had held a minority ownership position in these hotels prior to the first quarter of 1995 when additional ownership interests were acquired), partially offset by a decrease in leasehold rents for five other Consolidated Hotels pursuant to a lease amendment which provided for reduced lease payments and extended the termination date to December 31, 1999.

  Corporate general and administrative expense decreased 25.0% from $623,745 in the first quarter of 1994 to $467,757 in the first quarter of 1995, and can be attributed to a decrease in consulting and professional fees and an increase in costs allocated to specific development projects.

  The Company's operating loss in the first quarter decreased $1.0 million, from a loss of $1.2 million in 1994 to a loss of $206,589 in 1995, or 82.5%. The operating loss from the hotel operations segment decreased 60.4% from a loss of $375,380 in the first quarter of 1994 to a loss of $148,566 in the first quarter of 1995, resulting primarily from an increase in same room revenues, the controlling of costs and higher energy costs in the first quarter of 1994 from severe weather conditions in the midwest which were not present in the 1995 first quarter. The hotel development segment generated operating income of $337,499 in the first quarter of 1995 compared to an operating loss of $168,532 in 1994, due primarily to the increase in construction and development activity for third parties and entities in which the Company has a minority ownership interest. The hotel management segment generated operating income of $55,466 in the first quarter of 1995 compared to an operating loss of $18,186 in 1994, due primarily to the achievement of operational efficiencies and an increase in pre-opening costs associated with new hotels and management contracts. Employee leasing operating income increased slightly during the first quarter, from $32,619 in 1994 to $40,597 in 1995.

  The Company uses a supplemental performance measure along with net income to report its operating results. Earnings before interest/rent, taxes and depreciation/amortization ("EBITDA") is not defined by generally accepted accounting principles, but the Company believes it provides relevant information about its operations and is necessary for an understanding of the Company's operations. For purposes of EBITDA, the Company considers leasehold rents for hotels to be financing costs similar to interest. EBITDA for the first quarter of 1995 was a record $720,712, as compared to a loss of $580,406 in the first quarter of 1994. The significant changes resulting in the increase in EBITDA from the first quarter of 1994 to 1995 are discussed above. An EBITDA schedule is included herein.

  Interest expense was $307,720 in the first quarter of 1995 as compared to $149,442 in the first quarter of 1994. This increase is primarily attributable to an increase in mortgage financing of the Company's Consolidated Hotels.

  The Company's share of equity in net loss of affiliates decreased from $204,980 in the first quarter of 1994 to $183,528 in the same quarter of 1995. This decrease in net loss is due to increases in occupancy and average daily rates at these hotels as well as the controlling of operating costs. Distributions from affiliates decreased to $19,219 in the first quarter of 1995 from $74,128 in 1994.

  In the first quarter of 1995, the Company recorded an income tax benefit of $190,000 due to the net loss, compared with a benefit of $569,000 in the first quarter of 1994.


  LIQUIDITY AND CAPITAL RESOURCES

  Over the years, the Company has financed its growth through a combination of cash provided from operations, long-term debt financing and public and private issuances of Common Stock. During the first quarter of each year, the Company typically experiences decreases in cash flow from operations. During the first quarter of 1995, the Company experienced a decrease in cash from operations of $131,610 compared to a decrease in cash from operations of $1.2 million in the first quarter of 1994, or an improvement of $1.1 million from 1994 to 1995. The decrease in cash flow from operations during the first quarter of 1995 was due primarily to the net loss of $283,532 and the seasonal fluctuations in occupancy and average daily rates which impact hotel operating results. The improvement in cash flow from the first quarter of 1994 to 1995 can be attributed to the increased hotel development activity and improvements in occupancy and average daily rates over the first quarter of 1994.

  The Company has four main sources of cash from operating activities: fees from development, construction and renovation projects; revenues from hotel operations; fees from management contracts; and fees from employee leasing. Fees from development, construction and renovation projects are typically received within 15 to 45 days from billing. During the first quarter of 1995, development, construction and renovation projects contributed $337,499 to the Company's operating income compared to an operating loss of $168,532 in the first quarter of 1994. Due to the procedures in place for processing its construction draws, the Company typically does not pay its contractors until the Company receives its draw. Cash from hotel operations is typically received at the time the guest checks out of the hotel. A portion of the Company's hotel operations revenues is generated through other businesses and contracts and are usually paid within 30 to 45 days from billing. Hotel operations experienced an operating loss of $148,566 during the first quarter of 1995 compared to an operating loss of $375,380 during the first quarter of 1994. Management fee revenues are typically received by the Company within five working days from the end of each month. The hotel management segment contributed $55,466 to the Company's operating income in the first quarter of 1995 compared to an operating loss of $18,186 in 1994. Cash from the Company's employee leasing segment is typically received 24 to 48 hours prior to the pay date. The employee leasing segment contributed $40,597 and $32,619 in operating income during the first quarter of 1995 and 1994, respectively.

  During the first quarter of 1995, the Company used $2.4 million in investing
  activities compared to $2.0 million during the first quarter of 1994.   The
  Company invests cash in three principal areas: the purchase of minority equity interests in hotels; the purchase of property and equipment through the construction and renovation of Consolidated Hotels; and loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. In the first quarter of 1994, the Company used cash primarily for the purchase of $1.7 million in property and equipment for Consolidated Hotels and $447,951 in loans to affiliates, net of loan repayments. In the first quarter of 1995, the Company used $2.2 million to purchase property and equipment for Consolidated Hotels and $79,739 in loans to affiliates, net of loan repayments.

  The Company enters into agreements with contractors for the construction of Consolidated Hotels, including hotels under construction at March 31, 1995, after both the construction and long-term mortgage financing is in place. Typically, investments in hotels generate positive cash flow after a stabilization period ranging from 90 to 180 days depending upon the geographic location of the hotel and time of year the hotel is opened. As an equity holder, additional cash proceeds can be realized by the Company upon the sale of the properties.

  Cash received from financing activities was $1.1 million in the first quarter of 1995 compared to $2.5 million in the 1994 first quarter. In 1994, the contributing factors were proceeds of $1.9 million from the mortgage financing of Consolidated Hotels, $445,000 in equity contributions from minority owners, and $200,000 in proceeds from the Company's line-of-credit. In 1995, the primary factor was proceeds of $1.2 million from the mortgage financing of hotels. There was no outstanding balance on the line-of-credit at March 31, 1995. The Company's line-of-credit was increased effective May 1, 1995 to $3,500,000 and expires on May 1, 1996.

  The Company expects cash from operations to be sufficient to pay all operating and interest expenses in 1995.

  SEASONALITY

  Revenues from all of the Company's business segments are heavily dependent on hotel occupancy, which results in significant seasonal variations in the Company's revenues, with lower revenues usually in the first and fourth quarters of each year. The impact of seasonality may be diminished as the Company expands into warmer climates.

  INFLATION

  Management does not believe that inflation has had, or is expected to have, any significant adverse impact on the Company's financial condition or results of operations for the periods presented.



                     AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                     SCHEDULE OF EARNINGS BEFORE INTEREST/RENT,
                         TAXES AND DEPRECIATION/AMORTIZATION
                        FOR THE THREE MONTHS ENDED MARCH 31,
                                     (Unaudited)




                                          1995              1994

  Revenue                             $    13,157,361   $ 6,833,270


  Operating costs and expenses             12,009,669     6,698,245


                                            1,147,692       135,025


  Corporate general and administrative       (467,757)     (623,745)
  Interest income                              91,536        91,008
  Other income (expense)                       20,159       (22,142)
  Equity in net income and losses of
    affiliates                               (183,528)     (204,980)


  Earnings before minority interests          608,102      (624,834)


  Minority interests in earnings of consolidated
    subsidiaries and partnerships             112,610        44,428


  Earnings before interest/rent, taxes and
    depreciation/amortization              $  720,712   $  (580,406)

                             PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings:

            See Notes to Consolidated Financial Statements.

  Item 6.   Exhibits and Reports on Form 8-K:

            (a)    Exhibits:

                   Exhibit xxvii - Financial Statement Schedule

            (b)    Reports on Form 8-K:

                   There were no reports on Form 8-K filed during this period covered by this report.

  Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Amerihost Properties, Inc.
                                     Registrant




  Date:  May 9, 1995
                                       By: /s/ Russell J. Cerqua
                                           Russell J. Cerqua
                                           Treasurer/Senior Vice President,
                                           Finance


                                       By: /s/ James B. Dale
                                           James B. Dale
                                           Corporate Controller