Form 10-Q
period 1995-06-30
AMERIHOST PROPERTIES INC
filed 1995-08-04
CIK 778423

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


           [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended            JUNE 30, 1995

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

As of August 4, 1995, 5,937,414 shares of the Registrant's Common Stock were outstanding.


                           AMERIHOST PROPERTIES, INC.

                                    FORM 10-Q

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995



                                      INDEX



      PART I: Financial Information                          Page

Consolidated Balance Sheets as of June 30, 1995
    and December 31, 1994                                          4

Consolidated Statements of Operations for the Three
    and Six Months Ended June 30, 1995 and 1994                    6

Consolidated Statements of Cash Flows for the
    Six Months Ended June 30, 1995 and 1994                        7

Notes to Consolidated Financial Statements                         9

Management's Discussion and Analysis                              14

Schedule of Earnings Before Interest/Rent, Taxes
    and Depreciation/Amortization for the Three
    and Six Months Ended June 30, 1995 and 1994                   18


        PART II: Other Information

Item 6 Exhibits and Reports on Form 8-K                           19

Signatures                                                        19


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                 June 30,      December 31,
                                                   1995           1994
             ASSETS

Current assets:
  Cash and cash equivalents                   $    1,831,816   $    3,026,029
  Accounts receivable (including $470,297
  and $703,465 from related parties)               3,135,535        2,457,233
  Notes receivable (including $826,932
   and $1,687,178 from related parties)              974,662        1,834,908
  Prepaid expenses and other current assets          473,363          370,471
  Costs and estimated earnings in excess of
  billings on uncompleted contracts (including
  $587,877 and $1,315,707 from related parties)    1,310,481        2,005,274

     Total current assets                          7,725,857        9,693,915


Investments                                        2,486,011        2,995,234

Property and equipment:
  Land                                             3,607,463        2,240,952
  Buildings                                       15,511,241        9,124,901
  Furniture, fixtures and equipment                6,601,917        3,784,608
  Construction in progress                         2,942,163        2,253,456
  Leasehold improvements                           1,520,688          791,800
                                                  30,183,472       18,195,717

  Less accumulated depreciation and amortization   3,940,335        1,729,611
                                                  26,243,137       16,466,106


Long-term notes receivable (including
  $982,960 and $1,272,612 from related parties)    2,432,914        2,737,882

Costs of management contracts acquired,
  net of accumulated amortization of
  $867,078 and $768,324                              606,516          492,253

Other assets (including deferred taxes of
  $517,000 and $487,000), net of accumulated
  amortization of $1,193,510 and $769,669          2,701,908        2,018,192
                                                   5,741,338        5,248,327

                                              $   42,196,343   $   34,403,582


  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $    2,789,812   $    3,224,973
  Bank line-of-credit                                744,147            -
  Accrued payroll and related expenses               818,807          679,971
  Accrued real estate and other taxes                566,016          362,409
  Other accrued expenses and current
    liabilities                                      462,410          262,331
  Current portion of long-term debt                  821,549          566,808
  Income taxes payable                                84,466          415,197

     Total current liabilities                     6,287,207        5,511,689


Long-term debt, net of current portion            18,231,191       12,975,226

Deferred income                                      843,394        1,051,457

Commitments

Minority interests                                 1,398,555        1,192,925


Shareholders' equity:
  Preferred stock, no par value; authorized
  100,000 shares; none issued
  Common stock, $.005 par value; authorized
  15,000,000 shares; issued 5,937,414 shares
  at June 30, 1995, and 5,570,013 shares at
  December 31, 1994                                   29,687           27,850
  Additional paid-in capital                      16,667,088       15,465,891
  Retained earnings (deficit)                        132,388         (428,289)

                                                  16,829,163       15,065,452
  Less:
     Stock subscriptions receivable                 (436,875)        (436,875)
     Notes receivable                               (956,292)        (956,292)

                                                  15,435,996       13,672,285

                                              $   42,196,343   $   34,403,582


                 See notes to consolidated financial statements.


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                Three Months Ended June 30,     Six Months Ended June 30,
                                   1995            1994            1995        1994

Revenue:
  Hotel operations              $  6,105,001  $  3,912,354      $ 10,219,726  $  6,366,440
  Development and construction     2,272,540     3,534,256         7,777,364     4,137,154
  Management services                805,619       710,647         1,370,073     1,246,604
  Employee leasing                 3,103,470     3,499,101         6,076,828     6,739,430
                                  12,286,630    11,656,358        25,443,991    18,489,628

Operating costs and expenses:
  Hotel operations                 3,952,501     2,501,751         7,410,032     4,707,585
  Development and construction     1,671,697     3,363,474         6,835,826     4,131,852
  Management services                508,755       467,738           965,578       985,340
  Employee leasing                 3,049,433     3,466,262         5,980,619     6,672,697
                                   9,182,386     9,799,225        21,192,055    16,497,474

                                   3,104,244     1,857,133         4,251,936     1,992,154

  Depreciation and amortization      478,007       263,975           912,926       537,799
  Leasehold rents - hotels           543,941       440,783           995,546       860,604
  Corporate general and
    administrative                   525,289       447,809           993,047     1,093,940

Operating income (loss)            1,557,007       704,566         1,350,417      (500,189)

Other income (expense):
  Interest expense                  (362,007)     (200,258)         (669,726)     (349,700)
  Interest income                    160,367        77,631           251,903       168,106
  Other income (expense)                (677)       25,126            19,482        25,909
  Equity in net income and losses
     of affiliates                    96,651       125,498           (86,877)      (79,483)

Income (loss) before minority
    interests and income taxes     1,451,341       732,563           865,199      (735,357)

Minority interests in (income) loss
  of consolidated subsidiaries and
  partnerships                       (90,131)      (58,260)           22,478       (13,832)

Income (loss) before income tax    1,361,210       674,303           887,677      (749,189)

Income tax expense (benefit)         517,000       269,000           327,000      (300,000)

Net income (loss)                $   844,210    $  405,303       $   560,677   $  (449,189)

Earnings (loss) per share        $      0.14    $     0.07       $      0.09   $     (0.08)


                 See notes to consolidated financial statements.


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                             1995                  1994

Cash flows from operating activities:

  Cash received from customers          $   25,881,307        $   16,477,999
  Cash paid to suppliers and employees     (23,323,406)          (16,698,003)
  Interest received                            145,148               224,627
  Interest paid                               (665,120)             (351,789)
  Income taxes paid                           (687,731)              221,305
Net cash provided by (used in) operating
  activities                                 1,350,198              (125,861)

Cash flows from investing activities:

  Distributions from affiliates                204,162               182,842
  Purchase of property and equipment        (5,252,999)           (3,740,707)
  Purchase of investments                     (225,050)             (383,961)
  Increase in notes receivables               (351,550)             (666,589)
  Collections on notes receivables             780,744               774,711
  Cost of management contracts acquired       (213,016)                 -
  Sale of investments                           10,000                25,000
  Leasehold interest acquisition costs          (5,000)                 -
  Increase in organization costs                (1,455)              (12,978)

Net cash used in investing activities       (5,054,164)           (3,821,682)

Cash flows from financing activities:

  Proceeds from issuance of long-term debt   2,170,794             2,741,251
  Principal payments of long-term debt        (352,158)             (151,724)
  Proceeds from line of credit                 744,147               950,000
  Payments on line of credit                      -                 (780,000)
  Distributions to minority interests          (53,030)                  -
  Contributions from minority interests           -                  690,056

Net cash provided from financing activities  2,509,753             3,449,583

Net decrease in cash                        (1,194,213)             (497,960)

Cash and cash equivalents, beginning of
  period                                     3,026,029             1,885,335

Cash and cash equivalents, end of period  $  1,831,816        $    1,387,375


Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

Net income (loss)                        $     560,677        $     (449,189)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation and amortization                912,926               537,824
  Equity in net loss of affiliates before
    amortization of deferred income            147,073               123,080
  Minority interests in net (income)
    losses of subsidiaries                     (22,478)               13,832
  Amortization of deferred income              (60,196)              (38,098)
  Amortization of deferred interest             (4,286)               (4,286)
  Amortization of loan discount                 22,696                22,696
  Gain on sale of investment                      -                  (25,000)
  Increase in deferred tax asset               (30,000)             (300,000)
  Compensation paid through issuance of
    common stock                               213,991                60,236

  Changes in assets and liabilities net of effects of acquisitions:

     Increase in accounts receivable          (301,578)           (2,134,473)
     (Increase) decrease in interest
        receivable                            (102,469)               56,521
     Increase in prepaid expenses and other
        current assets                         (44,998)              (24,969)
     Decrease in costs and estimated earnings
        in excess of billings                  694,793               710,048
     Decrease in refundable income taxes          -                  221,305
     Increase in other assets                 (232,843)             (431,602)

     (Decrease) increase in accounts payable  (429,967)              212,990
     Increase in accrued expenses and other
         current liabilities                   375,677             1,312,717
     Decrease in accrued interest              (18,089)               (2,089)
     Decrease in accrued income taxes         (330,731)                 -
     Increase in deferred income                  -                   12,596

Net cash provided by (used in) operating
  activities                             $  1,350,198           $   (125,861)


                 See notes to consolidated financial statements.



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF PREPARATION:

  The financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Amerihost Properties, Inc. and subsidiaries as of June 30, 1995 and December 31, 1994 and the results of its operations for the three and six month periods ended June 30, 1995 and 1994, and statements of cash flows for the six months ended June 30, 1995 and 1994. The results of operations for the three and six months ended June 30, 1995, are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K.


  PRINCIPLES OF CONSOLIDATION:

  The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and ownership interests in the following partnerships: Sullivan Motel Associates, Ltd. (45.7%), White River Junction, VT 393 Limited Partnership (83.3%), Metropolis, IL 1292 Limited Partnership (54.9%), Tuscola, Illinois 593 Limited Partnership (68.75%), Dayton, Ohio 1291 Limited Partnership (60.0%), Bowling Green, Ohio 590 Limited Partnership (63.3%), Findlay, Ohio 391 Limited Partnership (51.3%), and Altoona, PA 892 Limited Partnership (62.8%). Significant intercompany accounts and transactions have been eliminated.

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

  EARNINGS (LOSS) PER SHARE:

  Computations of earnings (loss) per share of common stock are computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Common stock equivalents include stock options and warrants. The weighted average number of shares used in the computations were 6,058,603 and 5,911,803 for the three and six months ended June 30, 1995, and 5,567,634 and 5,614,587 for the three and six months ended June 30, 1994, respectively.

  RECLASSIFICATIONS:

  Certain reclassifications have been made to the 1994 financial statements in order to conform with the 1995 presentation.

2.   SHAREHOLDERS' EQUITY:

  REVERSE STOCK SPLIT:

  During 1989, the Company effected a 1-for-50 reverse stock split. Each holder of the Company's Common Stock was entitled to receive one new share for every 50 shares held as of the close of business on August 22, 1989. Any fractional shares resulting from the reverse split were acquired by the Company and retired. Through June 30, 1995, 19.06 of aggregate fractional shares were acquired by the Company at $4.63 per share and retired.

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

3.   SUBORDINATED DEBENTURES:

  On October 9, 1992, the Company completed the private placement of $4,500,000 7% Subordinated Notes. The notes are unsecured, and subordinated in right of payment to all senior indebtedness, which includes all indebtedness outstanding on October 9, 1992. The Notes are due October 9, 1999, with interest payable quarterly at the rate of 7% per annum. The proceeds to the Company, net of commissions, legal and accounting fees and other costs of the offering were $4,030,346. During 1993, in accordance with certain provisions on the Notes, the Company prepaid 50% of the principal amount, resulting in a principal balance of $2,250,000 as of June 30, 1995.

  For each $1,000 principal amount loaned to the Company, the noteholder also received common stock purchase warrants, representing the right to purchase 375 shares of the Company's Common Stock at an exercise price of $4.00 per share for a period of five years from the date of issuance of the warrants. Warrants to purchase a total of 46,875 shares are outstanding at June 30, 1995.

4.   SUPPLEMENTAL CASH FLOW DATA:

  The following represents the supplemental schedule of noncash investing and financing activities for the six months ended June 30, 1995 and 1994:

                                                     Six Months Ended
                                                         June 30,
                                                      1995       1994

    Purchase of investments through issuance
      of common stock and decrease in notes
      receivable                                     $ 755,692  $ 198,000

    Reduction of accounts payable through
       issuance of common stock                      $ 233,351

  The Company acquired additional partnership interests in four hotels for 244,015 shares of the Company's common stock. In conjunction with the acquisitions, liabilities were assumed as follows:

     Fair value of assets acquired                   $ 6,070,768
     Issuance of common stock                           (818,345)


     Liabilities assumed                             $ 5,252,423

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

The second quarter of 1995 resulted in record revenues of $12.3 million, an increase of 5.4% from $11.7 million in the second quarter of 1994. The second quarter net income increased to $844,210 in 1995 from $405,303 in 1994. Operating income increased from $704,566 in the second quarter of 1994 to $1.6 million in the 1995 second quarter, while earnings before interest/rents, taxes and depreciation/amortization ("EBITDA") increased to a record $2.7 million in the second quarter of 1995 from $1.6 million in the second quarter of 1994, or an increase of $1.2 million.

The improved performance was primarily attributable to hotel operations and hotel development. Amerihost had an ownership interest in 46 hotels at June 30, 1995 versus 39 hotels at June 30, 1994, increasing equivalent owned rooms by 22.7%. These figures include an increase in Consolidated Hotels from 12 at June 30, 1994 to 18 at June 30, 1995. This increased ownership, as well as an 8.7% increase in same room revenue during the second quarter of 1995 compared to the same quarter in 1994 for all Consolidated Hotels, had a significant impact on the hotel operations segment's revenues and profit. The 8.7% increase in same room revenue resulted primarily from a 6.5% increase in occupancy and a $0.46 increase in average daily rate, compared with the second quarter of 1994. The hotel operations segment generated revenues of $6.1 million in the second quarter of 1995, compared to $3.9 million in the 1994 second quarter. Operating income in this segment increased 57.8% from $773,756 in the second quarter of 1994 to $1.2 million in the 1995 second quarter.

During the second quarter of 1995, the Company was constructing ten hotels, five of which were completed during the quarter. Several additional hotels were also in various stages of the pre-construction development process. The Company has an ownership position in seven of these ten hotels, including 100% ownership of three. Seven of these ten hotels are the Company's own brand, AmeriHost Inn. AmeriHost Inns offer certain amenities including an indoor pool area, whirlpool suites, an exercise room, and a free continental breakfast which assists the property in obtaining favorable occupancy and average daily rates, and an efficient layout designed to control operating costs. Going forward, the Company plans to continue to develop and construct hotels for both itself, which will contribute to the hotel operations segment, and unrelated third parties and entities in which the Company has a minority equity interest, which will contribute to the hotel development segment.

RESULTS OF OPERATIONS

Record revenues of $12.3 million for the three months ended June 30, 1995 increased 5.4% from revenues of $11.7 million for the three months ended June 30, 1994. This increase was due primarily to a significant increase in the Company's hotel operations segment, partially offset by a decrease in the hotel development segment, and to a lesser extent, a decrease in the employee leasing segment.

Hotel operations revenue increased 56.0% to $6.1 million in the second quarter of 1995, as compared to $3.9 million in the second quarter of 1994. This increase was attributable to increases in same room occupancy and average daily rates and the addition of six Consolidated Hotels to the hotel operations segment since June 30, 1994. The Company held a minority ownership position in four of these six hotels prior to these hotels becoming Consolidated Hotels in 1995 when additional ownership interests were acquired. The second quarter of 1995 included the operations of 18 Consolidated Hotels comprising 2,109 rooms compared to 12 Consolidated Hotels comprising 1,423 rooms in the second quarter of 1994 or an increase of 48.2% in total rooms. Excluding minority interests in the Consolidated Hotels, this translates to 1,751 and 1,313 equivalent owned rooms as of June 30, 1995 and 1994, respectively, or an increase of 33.4%. The average daily rates for the same room Consolidated Hotels increased $0.46 from $47.86 in the second quarter of 1994 to $48.32 in the second quarter of 1995, while occupancy increased 6.5%.

Excluding the construction of Consolidated Hotels, the Company was constructing seven hotels in the second quarter of 1995, versus four hotels in the second quarter of 1994, and had several projects in various stages of pre-construction development. Although more projects were under construction during the 1995 second quarter, revenues from the Company's hotel development segment decreased from $3.5 million in the second quarter of 1994 to $2.3 million in the second quarter of 1995. Five of the seven hotels under construction during the second quarter of 1995 were opened during the quarter resulting in the recognition of the remaining revenues for only part of the quarter. Conversely, the four projects in the second quarter of 1994 were under construction for the entire or majority portion of the quarter with revenues recognized accordingly.

The increase in hotel operations revenue was partially offset by a decrease in employee leasing revenues. Hotel management and employee leasing revenues are a direct function of the number of unrelated and minority owned properties managed by the Company. While the number of Consolidated Hotels increased from 12 to 18, the Company managed 37 hotels for third parties and minority owned entities at both June 30, 1994 and 1995. The addition of seven management contracts from July 1, 1994 to June 30, 1995 was offset by the loss of three management contracts with third parties and the four minority owned hotels which became Consolidated Hotels in the first and second quarters of 1995 due to the Company acquiring additional ownership interests in these hotels. Management and employee leasing revenues from the Consolidated Hotels are eliminated in consolidation. Three hotel management contracts were terminated towards the end of the 1994 second quarter, after management and employee leasing fees were recognized for the majority of the quarter. In addition, three management and employee leasing contracts with minority owned hotels did not commence until later in the 1995 second quarter. As a result, employee leasing revenue decreased 11.3% from $3.5 million to $3.1 million in the second quarter. Hotel management revenues increased 13.4% from $710,647 in the second quarter of 1994 to $805,619 in the second quarter of 1995 as the timing of the commencement and termination of management contracts was more than offset by higher management fee revenues on the remaining properties.

Operating costs and expenses decreased 6.3% to $9.2 million (74.7% of total revenues) in the second quarter from $9.8 million (84.1% of total revenues) in the second quarter of 1994. Operating costs and expenses for the hotel development segment decreased from $3.4 million in the second quarter of 1994 to $1.7 million in the second quarter of 1995, and are directly related to the decrease in construction revenue during 1995 compared to the 1994 second quarter, as explained above. Operating costs and expenses in the hotel operations segment increased 58.0% from $2.5 million in the second quarter of 1994 to $4.0 million in the second quarter of 1995, resulting primarily from the addition of six Consolidated Hotels to this segment and is directly related to the 56.0% increase in segment revenue. Hotel management segment operating costs and expenses increased 8.8% in the second quarter from $467,738 in 1994 to $508,755 in 1995 due to the changes in hotels managed for third parties and minority owned entities, and a decrease in pre-opening costs associated with new hotels and management contracts. Employee leasing operating costs and expenses decreased 12.0% from $3.5 million in the second quarter of 1994 to $3.0 million in 1995 and is directly related to the 11.3% decrease in employee leasing revenues.

Depreciation and amortization expense increased 81.1% to $478,007 in the second quarter of 1995 from $263,975 in the second quarter of 1994. This increase was primarily attributable to the addition of six Consolidated Hotels to the hotel operations segment and the resulting depreciation and amortization therefrom.

Leasehold rents - hotels increased 23.4% to $543,941 in the second quarter of 1995 from $440,783 in 1994. The increase was due to the addition of two leased Consolidated Hotels to the hotel operations segment (the Company had held a minority ownership position in these hotels prior to 1995 when additional ownership interests were acquired), partially offset by a decrease in leasehold rents for four other Consolidated Hotels pursuant to a lease amendment which provided for reduced lease payments and extended the termination date to December 31, 1999.

Corporate general and administrative expense increased 17.3% from $447,808 in the second quarter of 1994 to $525,289 in the second quarter of 1995, and can be attributed to an increase in public relations expenses and a decrease in costs allocated to specific development projects.

The Company's operating income in the second quarter increased $852,441, from $704,566 in 1994 to $1.6 million in 1995, or 121.0%. Operating income from the hotel operations segment increased 57.8% from $773,756 in the second quarter of 1994 to $1.2 million in the second quarter of 1995, resulting primarily from an increase in Consolidated Hotels from 12 to 18, an increase in same room revenues, and the controlling of costs. The hotel development segment generated operating income of $597,799 in the second quarter of 1995 compared to $167,975 in 1994, despite higher revenues in the second quarter of 1994. This increase is due to a larger volume of construction activity during the second quarter of 1994 which has higher revenue and a lower gross profit margin than pre-construction development activity. The second quarter of 1995 contained a larger portion of pre-construction development activity. The hotel management segment generated operating income of $235,981 in the second quarter of 1995 compared to $206,367 in 1994, due primarily to the achievement of operational efficiencies, offset by a decrease in the allocation of pre-opening costs associated with new hotels and management contracts. Employee leasing operating income increased during the second quarter, from $31,565 in 1994 to $52,463 in 1995.

The Company uses a supplemental performance measure along with net income to report its operating results. Earnings before interest/rent, taxes and depreciation/amortization ("EBITDA") is not defined by generally accepted accounting principles, but the Company believes it provides relevant information about its operations and is necessary for an understanding of the Company's operations. For purposes of EBITDA, the Company considers leasehold rents for hotels to be financing costs similar to interest. EBITDA for the second quarter of 1995 was a record $2.7 million as compared to $1.6 million in the second quarter of 1994. The significant changes resulting in the increase in EBITDA from the second quarter of 1994 to 1995 are discussed above. An EBITDA schedule is included herein.

Interest expense was $362,007 in the second quarter of 1995 as compared to $200,258 in the second quarter of 1994. This increase is primarily attributable to an increase in mortgage financing of the Company's Consolidated Hotels.

The Company's share of equity in net income of affiliates decreased from $125,498 in the second quarter of 1994 to $96,651 in the same quarter of 1995. This decrease in equity in income of affiliates is due to the four hotels becoming Consolidated Hotels, which were previously accounted for by the equity method, pursuant to the acquisition of additional ownership interests. This decrease was partially offset by increases in occupancy and average daily rates at these hotels. Distributions from affiliates increased to $184,943 in the second quarter of 1995 from $108,714 in 1994.

In the second quarter of 1995, the Company recorded an income tax expense of $517,000 compared to $269,000 in the second quarter of 1994, which increase is directly attributable to the increase in net income.

LIQUIDITY AND CAPITAL RESOURCES

Over the years, the Company has financed its growth through a combination of cash provided from operations, long-term debt financing and public and private issuances of Common Stock. During the second quarter of 1995, the Company experienced an increase in cash from operations of $1.5 million, compared to an increase of $1.1 million in the second quarter of 1994, or an improvement of $396,539 from 1994 to 1995. The increase in cash flow from operations during the second quarter of 1994 to 1995 can be attributed to the increased hotel ownership and operation activity and improvements in occupancy and average daily rates over the second quarter of 1994, which contributed to the increase in net income from $405,303 in the second quarter of 1994 to $844,210 in the second quarter of 1995. In addition to the positive cash flow from operations of $1.4 million during the first six months of 1995, the Company received $2.5 million through the financing of hotel projects during the same period. These increases to cash were more than offset by the use of $5.1 million in cash for investing activities during the first six months of 1995, primarily for the construction of hotel properties. As a result, cash decreased $1.2 million during the six months ended June 30, 1995.

The Company has four main sources of cash from operating activities: fees from development, construction and renovation projects; revenues from hotel operations; fees from management contracts; and fees from employee leasing.
Fees from development, construction and renovation projects are typically received within 15 to 45 days from billing. During the second quarter of 1995, development, construction and renovation projects contributed $597,799 to the Company's operating income compared to $167,975 in the second quarter of 1994. Due to the procedures in place for processing its construction draws, the Company typically does not pay its contractors until the Company receives its draw. Cash from hotel operations is typically received at the time the guest checks out of the hotel. A portion of the Company's hotel operations revenues is generated through other businesses and contracts and are usually paid within 30 to 45 days from billing. Hotel operations experienced operating income of $1.2 million during the second quarter of 1995 compared to $773,756 during the second quarter of 1994. Management fee revenues are typically received by the Company within five working days from the end of each month. The hotel management segment contributed $235,981 to the Company's operating income in the second quarter of 1995 compared to $206,367 in 1994. Cash from the Company's employee leasing segment is typically received 24 to 48 hours prior to the pay date. The employee leasing segment contributed $52,463 and $31,565 in operating income during the second quarter of 1995 and 1994, respectively.

During the second quarter of 1995, the Company used $2.7 million in investing
activities compared to $1.8 million during the second quarter of 1994.   The
Company invests cash in three principal areas: the purchase of minority equity interests in hotels; the purchase of property and equipment through the construction and renovation of Consolidated Hotels; and loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. In the second quarter of 1994, the Company used cash primarily for the purchase of $1.5 million in property and equipment for Consolidated Hotels and $378,961 for the purchase of investments. In the second quarter of 1995, the Company used $3.0 million to purchase property and equipment for Consolidated Hotels, received $508,933 in loan repayments from affiliates, net of loans made, and used $225,050 for the purchase of investments. The Company enters into agreements with contractors for the construction of Consolidated Hotels, including hotels under construction at June 30, 1995, after both the construction and long-term mortgage financing is in place. Typically, investments in hotels generate positive cash flow after a stabilization period ranging from 90 to 180 days depending upon the geographic location of the hotel and time of year the hotel is opened. As an equity holder, additional cash proceeds can be realized by the Company upon the sale of the properties.

Cash received from financing activities was $1.4 million in the second quarter of 1995 compared to $918,491 in the 1994 second quarter. In 1994, the contributing factors were proceeds of $806,009 from the mortgage financing of Consolidated Hotels, and $245,056 in equity contributions from minority owners. In 1995, the primary factors were proceeds of $946,531 from the mortgage financing of hotels and $744,147 in proceeds from the Company's line-of-credit. The $744,147 was outstanding on the line-of-credit at June 30, 1995. The Company's line-of-credit was increased effective May 1, 1995 to $3,500,000 and expires on May 1, 1996.

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

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   SCHEDULE OF EARNINGS BEFORE INTEREST/RENT,
                       TAXES AND DEPRECIATION/AMORTIZATION
                                   (UNAUDITED)


                            Three Months Ended June 30,    Six Months Ended June 30,
                                 1995         1994               1995       1994

Revenue                      $ 12,286,630  $ 11,656,358    $  25,443,991    $  18,489,628


Operating costs and expenses    9,182,386     9,799,225       21,192,055       16,497,474


                                3,104,244     1,857,133        4,251,936        1,992,154


Corporate general and
  administrative                (525,289)      (447,809)        (993,047)      (1,093,940)
Interest income                  160,367         77,631          251,903          168,106
Other income (expense)              (677)        25,126           19,482           25,909
Equity in net income and losses
   of affiliates                  96,651        125,498          (86,877)         (79,483)


Earnings before minority
  interests                    2,835,296      1,637,579        3,443,397        1,012,746


Minority interests in earnings of
   consolidated subsidiaries and
   partnerships                 (90,131)       (58,260)           22,478          (13,832)

Earnings before interest/rent,
  taxes and
  depreciation/amortization  $ 2,745,165   $ 1,579,319      $  3,465,875      $   998,914


                           PART II - OTHER INFORMATION


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




                             Amerihost Properties, Inc.
                                   Registrant




Date:  August 4, 1995
                                     By: /s/ Russell J. Cerqua
                                         Russell J. Cerqua
                                         Treasurer/Senior Vice President,
                                            Finance


                                     By: /s/ James B. Dale
                                         James B. Dale
                                         Corporate Controller