Form 10-Q
period 1995-09-30
AMERIHOST PROPERTIES INC
filed 1995-11-03
CIK 778423

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                     FORM 10-Q


             [x]      Quarterly Report Pursuant to Section 13 or
                      15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended            SEPTEMBER 30, 1995

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

  As of November 3, 1995, 5,935,165 shares of the Registrant's Common Stock were outstanding.





                            AMERIHOST PROPERTIES, INC.

                                     FORM 10-Q

              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995



                                       INDEX



         PART I: Financial Information                         Page

  Consolidated Balance Sheets as of September 30, 1995
      and December 31, 1994                                          4

  Consolidated Statements of Operations for the Three
      and Nine Months Ended September 30, 1995 and 1994              6

  Consolidated Statements of Cash Flows for the
      Nine Months Ended September 30, 1995 and 1994                  7

  Notes to Consolidated Financial Statements                         9

  Management's Discussion and Analysis                              14

  Schedule of Earnings Before Interest/Rent, Taxes
      and Depreciation/Amortization for the Three
      and Nine Months Ended September 30, 1995 and 1994             19


           PART II: Other Information


  Item 4 Submission of Matters to a Vote of Security Holders        20

  Item 6 Exhibits and Reports on Form 8-K                           20

  Signatures                                                        20




                          Part I:  Financial Information

                           Item 1:  Financial Statements





                    AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)


                                           September 30,    December 31,
                                              1995             1994
                ASSETS
  Current assets:
     Cash and cash equivalents              $   1,754,253  $    3,026,029
     Accounts receivable (including $429,057
        and $703,465 from related parties)      2,832,257       2,457,233
     Notes receivable (including $1,414,060
        and $1,687,178 from related parties)    1,606,790       1,834,908
     Prepaid expenses and other current assets    383,147         370,471
     Costs and estimated earnings in excess of
       billings on uncompleted contracts
       (including $2,008,561 and
        $1,315,707 from related parties)        2,700,767       2,005,274

       Total current assets                     9,277,214       9,693,915

  Investments                                   2,472,601       2,995,234

  Property and equipment:
     Land                                       4,079,860       2,240,952
     Buildings                                 18,305,920       9,124,901
     Furniture, fixtures and equipment          7,737,784       3,784,608
     Construction in progress                   2,803,139       2,253,456
     Leasehold improvements                     1,568,671         791,800
                                               34,495,374      18,195,717

     Less accumulated depreciation and
       amortization                             4,406,734       1,729,611

                                               30,088,640      16,466,106


  Long-term notes receivable (including
     $1,092,960 and $1,272,612 from related
     parties)                                   2,536,571       2,737,882

  Costs of management contracts acquired,
     net of accumulated amortization of $870,982
     and $768,324                                 644,175         492,253

  Other assets (including deferred taxes of
     $547,000 and $487,000), net of accumulated
     amortization of $993,822 and $769,669      2,786,366       2,018,192

                                                5,967,112       5,248,327


                                           $   47,805,567  $   34,403,582

     LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                       $    2,847,623  $    3,224,973
    Bank line-of-credit                         1,127,727               -
    Accrued payroll and related expenses          634,917         679,971
    Accrued real estate and other taxes           671,016         362,409
    Other accrued expenses and current
      liabilities                                 570,157         262,331
    Current portion of long-term debt             925,148         566,808
    Income taxes payable                          819,203         415,197

       Total current liabilities                7,595,791       5,511,689


  Long-term debt, net of current portion       20,936,183       12,975,226

  Deferred income                                 827,373        1,051,457

  Commitments

  Minority interests                            1,452,378        1,192,925


  Shareholders' equity:
    Preferred stock, no par value; authorized
       100,000 shares;  none issued                     -               -
    Common stock, $.005 par value; authorized
       15,000,000 shares; issued 5,935,165 shares
       at September 30, 1995, and
       5,570,013 shares at December 31, 1994       29,676          27,850
    Additional paid-in capital                 16,661,066      15,465,891
    Retained earnings (deficit)                 1,696,267        (428,289)

                                               18,387,009      15,065,452
    Less:
       Stock subscriptions receivable            (436,875)       (436,875)
       Notes receivable                          (956,292)       (956,292)

                                               16,993,842      13,672,285

                                           $   47,805,567  $   34,403,582


                  See notes to consolidated financial statements.


                    AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)



                          Three Months Ended         Nine Months Ended
                             September 30,              September 30,
                        1995            1994          1995            1994

  Revenue:
    Hotel operations  $    7,962,043 $ 5,259,973 $  18,181,769  $   11,626,413
    Development and
       construction        2,200,908   3,842,522     9,978,271       7,979,676
    Management services      925,774     783,335     2,295,847       2,029,939
    Employee leasing       3,437,391   3,417,273     9,514,220      10,156,703
                          14,526,116  13,303,103    39,970,107      31,792,731

  Operating costs and expenses:
    Hotel operations       4,953,488   3,045,249    12,363,519       7,752,834
    Development and
       construction        1,294,928   3,331,151     8,130,754       7,462,999
    Management services      565,900     546,088     1,531,478       1,531,428
    Employee leasing       3,371,864   3,355,615     9,352,484      10,028,313
                          10,186,180  10,278,103    31,378,235      26,775,574

                           4,339,936   3,025,000     8,591,872       5,017,157

    Depreciation and
       amortization          556,659     358,889     1,469,585         896,688
    Leasehold rents - hotels 511,868     454,497     1,507,414       1,315,101
    Corporate general and
       administrative        545,869     526,665     1,538,915       1,620,608

  Operating income         2,725,540   1,684,949     4,075,958       1,184,760

  Other income (expense):
    Interest expense        (474,712)   (237,575)   (1,144,439)       (587,275)
    Interest income          160,859      70,961       412,762         239,600
    Other income               4,368       4,989        23,850          30,365
    Equity in net income
       and losses
       of affiliates         310,426     270,223       223,549         190,740

  Income before minority
     interests
      and income taxes     2,726,481   1,793,547     3,591,680       1,058,190

  Minority interests in
    (income) loss of
    consolidated subsidiaries
    and partnerships        (170,603)    (97,091)     (148,124)       (110,923)

  Income before income tax 2,555,878   1,696,456     3,443,556         947,267

  Income tax expense         992,000     679,000     1,319,000         379,000

  Net income          $    1,563,878 $ 1,017,456 $   2,124,556  $      568,267

  Earnings per share  $         0.25 $      0.18 $        0.35  $         0.10


                  See notes to consolidated financial statements.

                    AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                    (UNAUDITED)



                                               1995             1994

  Cash flows from operating activities:

    Cash received from customers          $   39,234,882  $   30,804,990
    Cash paid to suppliers and employees     (34,534,996)    (29,884,023)
    Interest received                            389,934         289,920
    Interest paid                             (1,124,393)       (555,320)
    Income taxes (paid) received                (974,994)        183,861

  Net cash provided by operating activities    2,990,433         839,428

  Cash flows from investing activities:

    Distributions from affiliates                376,915         308,299
    Purchase of property and equipment        (9,564,901)     (5,528,897)
    Purchase of investments                     (225,050)       (371,102)
    Increase in notes receivables             (1,080,286)       (705,589)
    Collections on notes receivables             818,695         907,528
    Preopening and management contract costs    (254,580)       (245,520)
    Sale of investments                           55,000               -
    Leasehold interest acquisition costs          (5,000)              -
    Increase in organization costs                (1,797)        (12,824)

  Net cash used in investing activities       (9,881,004)     (5,648,105)

  Cash flows from financing activities:

    Proceeds from issuance of long-term debt   5,186,628       5,883,565
    Principal payments of long-term debt        (570,750)       (251,840)
    Proceeds from line of credit               1,871,874       1,460,000
    Payments on line of credit                  (744,147)     (1,460,000)
    Distributions to minority interests         (124,810)              -
    Contributions from minority interests              -         690,056

  Net cash provided from financing activities  5,618,795       6,321,781

  Net increase (decrease) in cash             (1,271,776)      1,513,104

  Cash and cash equivalents, beginning of
    period                                     3,026,029       1,885,335


  Reconciliation of net income to net cash provided by operating activities:

  Net income                             $     2,124,556   $     568,267

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization              1,469,585         896,688
    Equity in net loss of affiliates before
       amortization of deferred income          (147,272)       (132,749)
    Minority interests in net (income) losses
       of subsidiaries                           148,124         110,923
    Amortization of deferred income              (76,277)        (57,991)
    Amortization of deferred interest             (4,226)         (6,429)
    Amortization of loan discount                 34,045          34,044
    Decrease in deferred tax asset               (60,000)              -
    Compensation paid through issuance of
        common stock                             213,991          65,084

    Changes in assets and liabilities net of effects of acquisitions:

       Increase in accounts receivable           (82,167)     (1,307,320)
       Increase in interest receivable           (18,602)        (32,688)
       Decrease (increase) in prepaid expenses and
          other current assets                    45,220         (14,638)
       (Increase) decrease in costs and estimated
          earnings in excess of billings        (695,493)        414,886
       Decrease in refundable income taxes             -         376,000
       Increase in other assets                 (373,313)       (469,793)

       Decrease in accounts payable             (372,156)       (695,753)
       Increase in accrued expenses and other
          current liabilities                    394,411         895,829
       Decrease in accrued interest              (13,999)         (2,089)
       Increase in accrued income taxes          404,006         186,861
       Increase in deferred income                     -          10,296

  Net cash provided by operating activities $  2,990,433  $      839,428


                  See notes to consolidated financial statements.


  1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    BASIS OF PREPARATION:

    The financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Amerihost Properties, Inc. and subsidiaries as of September 30, 1995 and December 31, 1994 and the results of its operations for the three and nine month periods ended September 30, 1995 and 1994, and statements of cash flows for the nine months ended September 30, 1995 and 1994. The results of operations for the three and nine months ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K.

    PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and the following partnerships with ownership as indicated: Sullivan Motel Associates, Ltd. (56.0%), White River Junction, VT 393 Limited Partnership (83.3%), Metropolis, IL 1292 Limited Partnership (54.9%), Tuscola, Illinois 593 Limited Partnership (68.75%), Dayton, Ohio 1291 Limited Partnership (60.0%), Bowling Green, Ohio 590 Limited Partnership (63.3%), Findlay, Ohio 391 Limited Partnership (51.3%), and Altoona, PA 892 Limited Partnership (62.8%). Significant intercompany accounts and transactions have been eliminated.

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

    OTHER ASSETS:

    Costs in excess of net assets of subsidiary

    Costs in excess of net assets of subsidiary are amortized on a straight-line basis over a period of 31.5 years.

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

    EARNINGS PER SHARE:

    Computations of earnings per share of common stock are computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Common stock equivalents include stock options and warrants. The weighted average number of shares used in the computations were 6,307,471 and 6,060,496 for the three and nine months ended September 30, 1995, and 5,573,409 and 5,606,016 for the three and nine months ended September 30, 1994, respectively.

    RECLASSIFICATIONS:

    Certain reclassifications have been made to the 1994 financial statements in order to conform with the 1995 presentation.

  2.   SHAREHOLDERS' EQUITY:

    REVERSE STOCK SPLIT:

    During 1989, the Company effected a 1-for-50 reverse stock split. Each holder of the Company's Common Stock was entitled to receive one new share for every 50 shares held as of the close of business on August 22, 1989. Any fractional shares resulting from the reverse split were acquired by the Company and retired. Through September 30, 1995, 19.06 of aggregate fractional shares were acquired by the Company at $4.63 per share and retired.


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

  3.   SUBORDINATED DEBENTURES:

    On October 9, 1992, the Company completed the private placement of $4,500,000 7% Subordinated Notes. The notes are unsecured, and subordinated in right of payment to all senior indebtedness, which includes all indebtedness outstanding on October 9, 1992. The Notes are due October 9, 1999, with interest payable quarterly at the rate of 7% per annum. The proceeds to the Company, net of commissions, legal and accounting fees and other costs of the offering were $4,030,346. During 1993, in accordance with certain provisions on the Notes, the Company prepaid 50% of the principal amount, resulting in a principal balance of $2,250,000 as of September 30, 1995.

    For each $1,000 principal amount loaned to the Company, the noteholder also received common stock purchase warrants, representing the right to purchase 375 shares of the Company's Common Stock at an exercise price of $4.00 per share for a period of five years from the date of issuance of the warrants. Warrants to purchase a total of 46,875 shares are outstanding at September 30, 1995.

  4.   SUPPLEMENTAL CASH FLOW DATA:

    The following represents the supplemental schedule of noncash investing and financing activities for the nine months ended September 30, 1995 and 1994:


                                             Nine Months Ended
                                               September 30,
                                            1995       1994

      Purchase of investments through issuance of
         common stock and decrease in notes
           receivable                     $ 749,659  $ 198,000

      Reduction of accounts payable through
         issuance of common stock         $ 233,351

      Reduction in accounts receivable in exchange
         for note receivable                         $ 142,219


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


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  GENERAL

  The Company is primarily engaged in the development and ownership/operation of mid-market hotels, with a focus on its own AmeriHost Inn brand. The consolidated financial statements include the operations of all hotels in which the Company has a 100% or controlling ownership interest ("Consolidated Hotels"). Investments in other entities in which the Company has a minority ownership interest are accounted for using the equity or cost method. The Company also provides hotel development, hotel management and employee leasing services to unrelated third parties and entities in which the Company has a minority ownership interest on a fee-for-service or contract basis.

  The third quarter of 1995 resulted in record revenues, net income, operating income and earnings before interest/rents, taxes and depreciation/amortization ("EBITDA"). Revenues increased to $14.5 million, or 9.2% from $13.3 million in the third quarter of 1994. Net income for the third quarter increased to $1.6 million in 1995 from $1.0 million in 1994, while earnings per share increased from 18 cents to 25 cents. Operating income increased from $1.7 million in the third quarter of 1994 to $2.7 million in the 1995 third quarter, while EBITDA increased to $4.1 million in the third quarter of 1995 from $2.7 million in the third quarter of 1994, or an increase of $1.4 million.

  The improved performance was primarily attributable to hotel operations and hotel development. Amerihost had an ownership interest in 47 hotels at September 30, 1995 versus 40 hotels at September 30, 1994 (excluding hotels under construction), increasing equivalent owned rooms by 26.2%. These figures include an increase in Consolidated Hotels from 13 at September 30, 1994 to 20 at September 30, 1995. This increased ownership had a significant impact on the hotel operations segment's revenues and profit. Excluding Consolidated Hotels, the Company was constructing three hotels in the third quarter of 1995 and completed the pre-construction development stage of several additional projects which broke ground in the fourth quarter of 1995 or are expected to break ground by the end of 1995.

  The Company intends for the AmeriHost Inn brand to be used whenever feasible in expanding its hotel operations segment. In addition, the AmeriHost Inn prototype is the primary product being developed through the hotel development segment. The AmeriHost Inn brand features several amenities including an indoor pool area, whirlpool suites, an exercise room, and a full complimentary continental breakfast which assists the property in obtaining favorable occupancy and average daily rates, and an efficient layout designed to control operating costs. Same room revenues for all AmeriHost Inns increased approximately 8.3% in the third quarter of 1995 compared to the third quarter of 1994, attributable to an increase of $2.14 in average daily rate and a 4.3% increase in occupancy. For all hotels in which the Company has an ownership interest, same room revenues increased 2.7% in the third quarter of 1995 compared to the third quarter of 1994, as occupancy increased 1.0% and average daily rate increased $1.14.

  During the third quarter of 1995, the Company was constructing ten hotels, including Consolidated Hotels, three of which were completed during the quarter. The Company has an ownership position in eight of these ten hotels, including 100% ownership of seven. Eight of these ten hotels are AmeriHost Inns. Several additional hotels were also in various stages of the pre-construction development process. Going forward, the Company plans to continue to develop and construct hotels for both itself, which will contribute to the hotel operations segment, and unrelated third parties and entities in which the Company has a minority equity interest, which will contribute to the hotel development segment.

  RESULTS OF OPERATIONS

  Record revenues of $14.5 million for the three months ended September 30, 1995 increased 9.2% from revenues of $13.3 million for the three months ended September 30, 1994. This increase was due primarily to a significant increase in the Company's hotel operations segment as well as an increase in the hotel management segment, partially offset by a decrease in the hotel development segment.

  Hotel operations revenue increased 51.4% to $8.0 million in the third quarter of 1995, as compared to $5.3 million in the third quarter of 1994. This increase was primarily attributable to the addition of seven Consolidated Hotels to the hotel operations segment since September 30, 1994. The Company held a minority ownership position in four of these seven hotels prior to these hotels becoming Consolidated Hotels in 1995 when additional ownership interests were acquired. The third quarter of 1995 included the operations of 20 Consolidated Hotels comprising 2,231 rooms compared to 13 Consolidated Hotels comprising 1,482 rooms in the third quarter of 1994 or an increase of 50.5% in total rooms. Excluding minority interests in the Consolidated Hotels, this translates to 1,880 and 1,354 equivalent owned rooms as of September 30, 1995 and 1994, respectively, or an increase of 38.8%.

  Hotel management and employee leasing revenues are recognized from hotels which are owned by unrelated third parties and entities in which the Company holds a minority ownership interest. While the number of Consolidated Hotels increased from 13 to 20, the number of hotels managed for third parties and minority owned entities decreased from 38 hotels at September 30, 1994 to 37 hotels at September 30, 1995. The addition of six management contracts from October 1, 1994 to September 30, 1995 was offset by the loss of three management contracts with third parties and by the four minority owned hotels which became Consolidated Hotels in the first and second quarters of 1995 due to the Company acquiring additional ownership interests in these hotels. Management and employee leasing revenues from the Consolidated Hotels are not recognized by the Company. Hotel management revenues increased 18.2% from $783,335 in the third quarter of 1994 to $925,774 in the third quarter of 1995 as a result of an increase in same room revenues for managed hotels and incentive management fees received from certain managed hotels in the 1995 third quarter which were not present in the 1994 third quarter. Employee leasing revenue remained consistent at $3.4 million during the third quarters of 1994 and 1995.

  Excluding the construction of Consolidated Hotels, the Company was constructing three hotels in the third quarter of 1995, versus six hotels in the third quarter of 1994, and had several projects in various stages of pre-
  construction development.  A greater number of projects under construction during the 1994 third quarter resulted in a decrease in revenues from the
  Company's hotel development segment, from $3.8 million in the third quarter of 1994 to $2.2 million in the third quarter of 1995.  In addition, one of the three hotels under construction during the third quarter of 1995 was opened during the quarter, and another began construction later in the third quarter, resulting in the recognition of construction revenues for only part of the quarter for these two projects.  Conversely, most of the hotels under
  construction in the third quarter of 1994 were under construction for the entire or a significant portion of the quarter with revenues recognized accordingly.

  Total operating costs and expenses decreased slightly to $10.2 million (70.1% of total revenues) in the third quarter of 1995 from $10.3 million (77.3% of total revenues) in the third quarter of 1994. Operating costs and expenses for the hotel development segment decreased from $3.3 million in the third quarter of 1994 to $1.3 million in the third quarter of 1995, due to the lower level of construction activity, as the Company had the majority of its projects in the pre-construction development stage in the third quarter of 1995 versus the third quarter of 1994. Pre-construction development activity has lower associated operating costs and expenses than construction activity. Operating costs and expenses in the hotel operations segment increased 62.7% from $3.0 million in the third quarter of 1994 to $5.0 million in the third quarter of 1995, resulting primarily from the addition of seven Consolidated Hotels to this segment and is directly related to the 51.4% increase in segment revenue. Hotel management segment operating costs and expenses increased 3.6% in the third quarter from $546,088 in 1994 to $565,900 in 1995 due to a decrease in pre-opening costs associated with new hotels and management contracts, partially offset by efficiencies achieved in the management of all hotels operated and/or managed, which increased from 51 hotels at September 30, 1994 to 57 hotels at September 30, 1995, or 11.8%. Employee leasing operating costs and expenses remained relatively unchanged in the third quarter at $3.4 million in both 1994 and 1995 and is consistent with the stable employee leasing revenues.

  Depreciation and amortization expense increased 55.1% to $556,659 in the third quarter of 1995 from $358,889 in the third quarter of 1994. This increase was primarily attributable to the addition of seven Consolidated Hotels to the hotel operations segment and the resulting depreciation and amortization therefrom.

  Leasehold rents - hotels increased 12.6% to $511,868 in the third quarter of 1995 from $454,497 in 1994. The increase was due to the addition of two leased Consolidated Hotels to the hotel operations segment (the Company had held a minority ownership position in these hotels prior to 1995 when additional ownership interests were acquired), partially offset by a decrease in leasehold rents for four other Consolidated Hotels pursuant to a lease amendment which provided for reduced lease payments and extended the termination date to December 31, 1999.

  Corporate general and administrative expense increased 3.7% from $526,665 in the third quarter of 1994 to $545,869 in the third quarter of 1995, and can be attributed to the Company's overall growth.

  The Company's operating income in the third quarter increased $1.0 million, from $1.7 million in 1994 to a record $2.7 million in 1995, or 61.8%. Operating income from the hotel operations segment increased 34.0% from $1.5 million in the third quarter of 1994 to $2.0 million in the third quarter of 1995, resulting primarily from an increase in Consolidated Hotels from 13 to
  20. Operating income from the hotel operations segment as a percentage of segment revenue decreased during the third quarter of 1995 compared to the third quarter of 1994, due to a greater number of newly constructed Consolidated Hotels operating during their initial stabilization period, when revenues are generally lower, during the third quarter of 1995. The hotel development segment generated operating income of $902,934 in the third quarter of 1995 compared to $508,690 in 1994, despite higher revenues in the third quarter of 1994. This increase is due to a larger volume of construction activity during the third quarter of 1994 which has higher revenue and a lower gross profit margin than pre-construction development activity. The third quarter of 1995 contained a larger portion of pre-construction development activity. The hotel management segment generated operating income of $348,823 in the third quarter of 1995 compared to $187,405 in 1994, due primarily to the achievement of operational efficiencies, offset by a decrease in the allocation of pre-opening costs associated with new hotels and management contracts. Employee leasing operating income increased slightly during the third quarter, from $60,383 in 1994 to $63,952 in 1995.

  The Company uses a supplemental performance measure along with net income to report its operating results. EBITDA is not defined by generally accepted accounting principles, but the Company believes it provides relevant information about its operations and is necessary for an understanding of the Company's operations. For purposes of EBITDA, the Company considers leasehold rents for hotels to be financing costs similar to interest. EBITDA for the third quarter of 1995 was a record $4.1 million as compared to $2.7 million in the third quarter of 1994. The significant changes resulting in the increase in EBITDA from the third quarter of 1994 to 1995 are discussed above. An EBITDA schedule is included herein.

  Interest expense was $474,712 in the third quarter of 1995 as compared to $237,575 in the third quarter of 1994. This increase is primarily attributable to the increase in Consolidated Hotels with mortgage financing.

  The Company's share of equity in net income of affiliates increased from $270,223 in the third quarter of 1994 to $310,426 in the same quarter of 1995. This increase in equity in income of affiliates is due to a 6.6% increase in same room revenues for all minority owned hotels, which translated into a 13.4% increase in net income for these hotels. This increase was partially offset by four hotels which had been accounted for by the equity method in 1994, and became Consolidated Hotels during the first and second quarters of 1995 pursuant to the acquisition of additional ownership interests. Distributions from affiliates increased to $172,753 in the third quarter of 1995 from $125,457 in 1994.

  In the third quarter of 1995, the Company recorded an income tax expense of $992,000 compared to $679,000 in the third quarter of 1994, which increase is directly attributable to the increase in net income.


  LIQUIDITY AND CAPITAL RESOURCES

  Over the years, the Company has financed its growth through a combination of cash provided from operations, long-term debt financing and public and private issuances of Common Stock. During the third quarter of 1995, the Company experienced an increase in cash from operations of $1.6 million, compared to an increase of $853,689 in the third quarter of 1994, or an improvement of $786,546 from 1994 to 1995. The increase in cash flow from operations during the third quarter of 1994 to 1995 can be attributed to the increased hotel ownership and operation activity and improvements in occupancy and average daily rates over the third quarter of 1994, which contributed to the increase in net income from $1.0 million in the third quarter of 1994 to $1.6 million in the third quarter of 1995. During the first nine months of 1995, the Company reported positive cash flow from operations of $3.0 million and received $4.6 million through the financing of Consolidated Hotel projects, net of principal repayments, and net proceeds of $1.1 million from the Company's line-of-credit. These increases to cash were more than offset by the use of $9.9 million in cash for investing activities during the first nine months of 1995, primarily for the construction of Consolidated Hotel properties. As a result, cash decreased $1.3 million during the nine months ended September 30, 1995.

  The Company has four main sources of cash from operating activities:  fees from development, construction and renovation projects; revenues from hotel operations; fees from management contracts; and fees from employee leasing.
  Fees from development, construction and renovation projects are typically received within 15 to 45 days from billing.  Due to the procedures in place for processing its construction draws, the Company typically does not pay its contractors until the Company receives its draw.  During the third quarter of
  1995, development, construction and renovation projects contributed $902,934 to the Company's operating income compared to $508,690 in the third quarter of 1994.  Cash from hotel operations is typically received at the time the guest checks out of the hotel.  A portion of the Company's hotel operations revenues is generated through other businesses and contracts and are usually paid within 30 to 45 days from billing.  Hotel operations experienced operating income of $2.0 million during the third quarter of 1995 compared to
  $1.5 million during the third quarter of 1994.  Management fee revenues are typically received by the Company within five working days from the end of each month.  The hotel management segment contributed $348,823 to the
  Company's operating income in the third quarter of 1995 compared to $187,405 in 1994.  Cash from the Company's employee leasing segment is typically received 24 to 48 hours prior to the pay date.  The employee leasing segment contributed $63,952 and $60,383 in operating income during the third quarter of 1995 and 1994, respectively.

  During the third quarter of 1995, the Company used $4.8 million in investing activities compared to $1.7 million during the third quarter of 1994. The Company invests cash in three principal areas: the purchase of property and equipment through the construction and renovation of Consolidated Hotels; the purchase of minority equity interests in hotels; and loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. In the third quarter of 1994, the Company used cash primarily for the purchase of $1.8 million in property and equipment for Consolidated Hotels. In the third quarter of 1995, the Company used $4.3 million to purchase property and equipment for Consolidated Hotels, and used $690,785 in loans to affiliates, net of loan collections. The Company enters into agreements with contractors for the construction of Consolidated Hotels, including hotels under construction at September 30, 1995, after both the construction and long-term mortgage financing is in place. Typically, investments in hotels generate positive cash flow after a stabilization period ranging from 90 to 180 days depending upon the geographic location of the hotel and time of year the hotel is opened. As an equity holder, additional cash proceeds can be realized by the Company upon the sale of the properties.

  Cash received from financing activities was $3.1 million in the third quarter of 1995 compared to $2.9 million in the 1994 third quarter. In 1994, the contributing factor was proceeds of $3.1 million from the mortgage financing of Consolidated Hotels. In 1995, the primary factors were proceeds of $3.0 from the mortgage financing of Consolidated Hotels and $383,580 in net proceeds from the Company's operating line-of-credit. The Company's operating line-of-credit had a balance of $1,127,727 at September 30, 1995. During 1995, the Company utilized its operating line-of-credit as well as operating cash flow to finance the construction of the wholly-owned AmeriHost Inn in Walker, Michigan, in order to eliminate the construction draw process on the mortgage which it has secured with the same bank. A portion of the mortgage was used to purchase the land for the hotel. It is expected that the balance of mortgage proceeds of approximately $1,325,000 will be drawn from the bank and used to reduce the line-of-credit prior to December 31, 1995. The Company's line-of-credit was increased effective May 1, 1995 to $3,500,000 and expires on May 1, 1996. In addition, in September of 1995, the Company secured a $7.5 million construction line-of-credit with the same bank as the Company's operating line-of-credit, none of which was used as of September 30, 1995.

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




                    AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                    SCHEDULE OF EARNINGS BEFORE INTEREST/RENT,
                        TAXES AND DEPRECIATION/AMORTIZATION
                                    (UNAUDITED)



                             Three Months Ended    Nine Months Ended
                                September 30,                September 30,
                           1995            1994         1995           1994

  Revenue               $  14,526,116 $  13,303,103 $  39,970,107 $  31,792,731


  Operating costs and
    expenses               10,186,180    10,278,103    31,378,235    26,775,574

                            4,339,936     3,025,000     8,591,872     5,017,157

  Corporate general and
    administrative           (545,869)    (526,665)   (1,538,915)    (1,620,608)
  Interest income             160,859       70,961       412,762        239,600
  Other income                  4,368        4,989        23,850         30,365
  Equity in net income and losses
     of affiliates            310,426      270,223       223,549        190,740

  Earnings before minority
    interests               4,269,720    2,844,508     7,713,118      3,857,254


  Minority interests in earnings of
     consolidated subsidiaries and
     partnerships            (170,603)    (97,091)     (148,124)       (110,923)

  Earnings before interest/rent,
    taxes and depreciation/
    amortization         $  4,099,117 $ 2,747,417 $   7,564,994   $   3,746,331


                            PART II - OTHER INFORMATION


  Item 4.   Submission of Matters to a Vote of Security Holders.

            The annual shareohlders' meeting was held on July 6, 1995. Two matters were voted as follows:

            Matter 1:  Election of directors

              Director                 For         Against           Abstain

            H. Andrew Torchia       4,228,555          3,761            11,855
            Michael P. Holtz        4,212,955         19,361            11,855
            Richard A. D'Onofrio    4,228,155          4,161            11,855
            Russell J. Cerqua       4,227,305          5,011            11,855
            Reno J. Bernardo        4,226,705          5,611            11,855
            Robert L. Barney        4,228,245          4,071            11,855

            Matter 2:  Ratification of Auditors


                                          For          Against          Abstain

            Retention of BDO Seidman  4,230,845        8,181             5,145


  Item 6.   Exhibits and Reports on Form 8-K:

            (a)    Exhibits:

                   Exhibit 27 - Financial Statement Schedule

            (b)    Reports on Form 8-K:

                   There were no reports on Form 8-K filed during this period covered by this report.


  Signatures


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              Amerihost Properties, Inc.
                                    Registrant




  Date:  November 3, 1995
                                       By:  /s/ Russell J. Cerqua
                                           Russell J. Cerqua
                                           Treasurer/Senior Vice President,
                                             Finance


                                       By:  /s/ James B. Dale
                                            James B. Dale
                                            Corporate Controller