Form 10-K405
period 1995-12-31
AMERIHOST PROPERTIES INC
filed 1996-03-21
CIK 778423

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K

                [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
                           DECEMBER 31, 1995
                                         OR
                [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

         Registrant's telephone number, including area code: (708) 298-4500
            Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
           Title of Each Class                       on which registered
                   NONE                                      NONE
            Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, par value $0.005 per share
                                  (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.  Yes   \ X \   No  \  \

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
   III of this Form 10-K or any amendment to this Form 10-K.   \ X \

   While it is difficult to determine the number of shares owned by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission), the registrant estimates that the aggregate market value of the registrant's Common Stock held by non-affiliates on March 15, 1996 (based upon an estimate that 86.4% of the shares are so owned by non-affiliates and upon the closing prices for the Common Stock of $7.13) was $36,810,216.

   As of March 15, 1996, 5,975,374 shares of the Registrant's Common Stock were outstanding.

   The following documents are incorporated into this Form 10-K by reference:
   None

                                       PART I

   ITEM 1.   BUSINESS.

   GENERAL

   Amerihost Properties, Inc. was incorporated under the laws of the State of Delaware on September 19, 1984. Amerihost Properties, Inc. and its subsidiaries (collectively, where appropriate, "Amerihost," the "Company" or "API") are primarily engaged in the development and ownership/operation of mid-market hotels. The Company also provides hotel management and employee leasing services for mid-market hotels. The Company's expertise includes the development and construction of new hotels from inception to completion, hotel renovation, hotel management and operation, and employee leasing. This expertise is utilized in the development and operation of Consolidated Hotels and provided to non-controlled entities (minority-owned entities) and unaffiliated third parties on a fee-for-service or contract basis. For purposes of this document, Consolidated Hotels includes all hotels in which the Company has a controlling (typically, over 50%) ownership or leasehold interest. The Company's principal office is located at 2400 East Devon Avenue, Suite 280, Des Plaines, Illinois 60018.

   Amerihost entered the hotel industry in 1987 primarily as a hotel developer and manager. Through 1993, the Company acquired and renovated several distressed hotel properties at below market prices through partnerships in which the Company is a general partner, typically with a minority ownership interest. These hotels were operated as part of a national or regional franchise system, including Days Inn and Holiday Inn. In 1993, as the hotel industry began to rebound from the oversupply of hotels built in the mid 1980's, the Company began focusing on balancing hotel ownership with hotel development, allowing the Company to rely less on the one-time transactional fees associated with hotel development and construction while generating long-term revenues and potential profits from hotel operations. The Company also ceased to aggressively pursue management contracts with unaffiliated third parties, focusing on managing and operating hotels where the Company has ownership. In addition, during 1994 and 1995, the number of existing hotels which could be profitably acquired, renovated and operated declined significantly. The increased hotel ownership in 1994 and 1995 was achieved primarily through the development and construction of new hotels, whereby the Company built hotels for its own account (majority or wholly-owned), or maintained a minority ownership position through joint ventures.

   The first AmeriHost Inn, the Company's signature brand, which opened in 1989, was built by the Company through a joint venture, with the Company maintaining a minority ownership interest. The AmeriHost Inns have achieved occupancy and average daily rates which were significantly higher than those realized by other hotels managed by the Company which were not AmeriHost Inns, including those operated under a national franchise affiliation. The favorable operating results experienced by the AmeriHost Inns prompted the Company to focus on expanding this brand. During 1994, the Company began construction on seven AmeriHost Inns, out of a total of 15 hotel construction starts, while in 1995, 19 of the Company's 20 hotel construction starts were AmeriHost Inns. With one exception, all of the AmeriHost Inns have been newly constructed by the Company using the same prototype design. As of December 31, 1995, 30 AmeriHost Inns were open or under construction. Except for one hotel, the Company has an ownership interest, ranging from 15.0% to 100.0%, in all of the AmeriHost Inns. The Company plans to continue developing the AmeriHost Inn brand as its primary product for its own account and through joint ventures in an effort to maximize revenues and profits in all business segments while building a critical mass of AmeriHost Inns.

   The typical AmeriHost Inn hotel is located near an interstate highway, a major traffic artery or airport, or other demand generator such as an office/industrial park, university, casino, or shopping mall and contains from 60 to 120 guest rooms. The Company has targeted secondary and tertiary markets (with average room rates from $40 to $60 per night), usually in smaller communities where there is minimal competition or where new hotels have not been built for a number of years, as the principal location for the development and construction of AmeriHost Inn hotels. The AmeriHost Inn is positioned to attract both business and leisure travelers seeking quality rooms at reasonable rates.

   The AmeriHost Inn offers a variety of amenities and services typically not found on a consistent basis in the markets in which the Company targets. These amenities and services include 24-hour front desk and message service, facsimile machines, personal computers, complimentary expanded continental breakfast, 24-hour hot coffee, an indoor swimming pool, whirlpool suites, sauna, and exercise room. The AmeriHost Inn prototype features indoor corridors and electronic card-key locks for added comfort and security, and an efficient layout designed to minimize operating costs. AmeriHost Inns do not contain food and beverage facilities associated with full-service hotels. Food service to hotel guests generally is provided by adjacent free-standing restaurants, which are independently owned and operated by national or regional restaurant operators. All of the AmeriHost Inns are managed by the Company in accordance with strict operating guidelines with respect to the amenities and services provided. The Company believes this high degree of consistency is critical to guest satisfaction and repeat business as the AmeriHost Inn brand is expanded. By focusing on hotel operations and providing a wide variety of amenities on a consistent basis, Amerihost believes it is able to operate profitable hotels while offering an excellent value at an attractive price to its guests.

   Hotels which are owned, operated and/or managed by the Company as part of a national or regional franchise system, or independent of any brand affiliation, are also located in secondary and tertiary markets, with nearby demand generators similar to those of AmeriHost Inn hotels. These hotels also generate average room rates in the $40 to $60 per night range, and generally do not contain food and beverage facilities. In an effort to enhance occupancy and average daily rate at these hotels, a variety of amenities and services are provided similar to those provided by the AmeriHost Inns.

   For all AmeriHost Inns, same room revenues increased 13.7% in 1995 compared to 1994, while same room revenue per available room ("RevPar") increased $4.70, both attributable to an increase of $1.77 in average daily rate and a 9.9% increase in occupancy. For all hotels in which the Company has ownership which are not AmeriHost Inn hotels, same room occupancy increased 4.7% and same room average daily rate increased $0.58 from 1994 to 1995, resulting in a 4.7% increase in same room revenues.

   As of December 31, 1995, the Company owned or managed 58 hotel properties in 13 states. The Company had ownership or leasehold interests, ranging from 5.0% to 100.0%, in 48 hotels at December 31, 1995 versus 43 at December 31, 1994, translating into a 27.8% increase in equivalent owned rooms. The remaining 10 properties are managed for unaffiliated owners.

   The following table summarizes the composition of owned and managed hotels, excluding hotels under construction, at:

                            December 31, 1995          December 31, 1994

                                         Amerihost                   Amerihost
                                  Total  Equivalent           Total  Equivalent
                          Hotels  Rooms   Rooms(1)   Hotels   Rooms   Rooms(1)

   Consolidated Hotels       24   2,516    2,125       14    1,543    1,415
   Minority-owned(2)
     and managed             24   1,977      541       29    2,768      671

   Managed only              10   1,284       -        10    1,296        -

                             58   5,777    2,666       53    5,607    2,086


         (1) Represents the Company's proportionate interest in hotel rooms, including leased hotels.
         (2) Includes three hotels (426 rooms) at December 31, 1994, which are leased by the operating entity and became Consolidated Hotels in 1995 pursuant to the acquisition of additional ownership interests.

   During 1995, the Company began construction on 20 hotels, and completed construction of twelve hotels, nine of which began construction in 1994, leaving 17 hotels under construction at December 31, 1995. Of the 29 hotels completed in 1995 or under construction at year end, the Company has an ownership position in 26, including nine wholly-owned Consolidated Hotels. The Company had a record year in 1995 for hotel construction starts, surpassing the level achieved in 1994, when the Company began construction on a total of 15 hotels. In addition, the Company acquired additional ownership interests in hotels in which the Company already held a minority ownership interest, of which five such acquisitions resulted in majority ownership positions. Consistent with the Company's balanced strategy, the Company plans to continue increasing hotel ownership through new construction for its own account as well as for minority-owned entities, thereby generating revenues and profits from the operation of Consolidated Hotels and from the development of hotels for minority-owned and unrelated third parties.

   The Company's revenues increased to a record $52.0 million in 1995 from $43.3 million in 1994, an increase of 19.9%. Revenues are generated by the Company's two primary business segments, hotel operations and hotel development, and also by the hotel management and employee leasing segments. Hotel operations revenues increased 57.9% to $24.4 million in 1995 from $15.4 million in 1994, primarily due to a net increase of ten Consolidated Hotels in 1995. Revenues from hotel development were $12.2 million in 1995, increasing 1.7% from $12.0 million in 1994. Although the Company started construction on more hotels in 1995 compared to 1994 for unaffiliated or minority-owned entities, many of the 1995 starts began in the fourth quarter. Consequently, the majority of revenues from these contracts will be realized in 1996 when the projects are completed. Hotel management revenues increased 11.0% in 1995 compared to 1994 due primarily to an increase in same room revenues and incentive management fees. Employee leasing revenues decreased slightly as a result of fewer contracts with third parties and minority-owned entities.

   The Company reported record net income of $2.1 million in 1995, increasing 274.2% from $571,421 in 1994. Operating income increased to a record $4.3 million in 1995 from $1.5 million in 1994, while earnings before interest/rents, taxes and depreciation/amortization increased to a record $9.5 million in 1995 from $4.6 million in 1994.

   INDUSTRY

   The Company believes that the hotel industry is in a strong rebound. After a difficult period caused by an oversupply of hotel rooms and a weak U.S. economy in the late 1980's and early 1990's, the lodging industry continued to show progress in 1994 and 1995. Industry-wide room demand increased 3.9% in 1994 according to industry analyst Coopers & Lybrand, more than quadrupling their estimated .9% increase in supply. Industry-wide room demand is estimated to have increased 2.2% in 1995 according to Coopers & Lybrand, while supply continued to lag behind, increasing by 1.0%. Coopers & Lybrand also reported that industry-wide occupancy reached 64.9% in 1994, its highest level since the early 1980's, improving to 65.7% in 1995, while industry-wide average daily rate increased by 3.7% in 1994, the first time in six years it surpassed the consumer price index, and 4.6% in 1995.

   Coopers & Lybrand expects the positive trends to continue in 1996. They expect industry-wide room demand to remain strong, averaging 2.5% annual increases through 1998, while supply increases should continue to lag behind, around 2.0% per year during this same period. Occupancy for the industry is expected to surpass 66% in 1996 while average daily rates are expected to increase 4.5% in 1996.

   BUSINESS SEGMENTS

   The Company's business is organized into four business segments: hotel operations; hotel development; hotel management; and employee leasing. See
   Note 13 to the Consolidated Financial Statements under Item 14 for financial data regarding each of the Company's business segments.

   HOTEL OPERATIONS

   The hotel operations segment is comprised of the revenues and profits generated from the operations of the Consolidated Hotels.

   At December 31, 1995, the hotel operations segment contained 24 Consolidated Hotels. An additional three wholly-owned hotels were also under construction at year-end with projected opening dates through the second quarter of 1996. These hotels will be included in the hotel operations segment after opening.

   The Company constructed its first hotel in 1987, a 60 room Days Inn in Sullivan, Indiana. The Company maintained a controlling ownership interest in this hotel and has consolidated the operations of this hotel in its financial statements since August 1987, when the hotel began operations. Beginning in 1992, the Company has substantially increased its hotel operations segment through the acquisition of controlling ownership and leasehold interests in hotels, with 14 Consolidated Hotels at December 31, 1994. The Company continued to expand its hotel operations in 1995 through the development and construction of Consolidated Hotels, as well as the acquisition of majority ownership positions in hotels which had previously been minority-owned. During 1995, the Company completed construction of six Consolidated Hotels, while acquiring a majority ownership or leasehold interest in five existing hotels which had previously been minority-owned. In addition, one hotel lease was terminated by the Company pursuant to the sale of the hotel by the lessor.

   Presented below is a recap of all Consolidated Hotels included in the Company's hotel operations segment, including hotels under construction at December 31, 1995:

                                                                      Operations
             Hotel                     Location             API %        began
   CONSTRUCTIONS:
   Days Inn Sullivan             Sullivan, Indiana           56.0%     September 1987
   Holiday Inn Express Wooster   Wooster, Ohio              100.0%     January 1994
   Players Riverboat Hotel       Metropolis, Illinois        54.9%     February 1994
   Holiday Inn Express Tuscola   Tuscola, Illinois          68.75%     August 1994
   AmeriHost Inn Upper Sandusky  Upper Sandusky, Ohio       100.0%     December 1994
   Holiday Inn Express LaGrange  LaGrange, Georgia          100.0%     March 1995
   AmeriHost Inn Walker          Walker, Michigan           100.0%     July 1995
   AmeriHost Inn Eagles Landing  Eagles Landing, Georgia    100.0%     August 1995
   AmeriHost Inn Wooster         Wooster, Ohio              100.0%     October 1995
   AmeriHost Inn Smyrna          Smyrna, Georgia            100.0%     December 1995
   AmeriHost Inn Coopersville    Coopersville, Michigan     100.0%     December 1995
   AmeriHost Inn Sycamore        Sycamore, Illinois         100.0%     May 1996 (1)
   AmeriHost Inn Shippensburg    Shippensburg, Pennsylvania 100.0%     July 1996 (1)
   AmeriHost Inn Waverly         Waverly, Iowa              100.0%     August 1996 (1)

   ACQUISITIONS:
   Days Inn Bowling Green (3)    Bowling Green, Ohio        64.16%     September 1990
   Days Inn Findlay (3)          Findlay, Ohio              56.67%     May 1991
   Days Inn Dayton South (3)     Dayton, Ohio                61.5%     January 1992
   Days Inn Niles (2)            Niles, Illinois            100.0%     January 1992
   Days Inn O'Hare South (2)     Schiller Park, Illinois    100.0%     January 1992
   Days Inn Portage (2)          Portage, Indiana           100.0%     January 1992
   Days Inn Shorewood (2)        Shorewood, Illinois        100.0%     January 1992
   Days Inn New Philadelphia (3) New Philadelphia, Ohio     50.35%     June 1992
   Holiday Inn Milwaukee, N.W.   Menomonee Falls, Wisconsin 100.0%     July 1992
   Holiday Inn Altoona (3)       Altoona, Pennsylvania      62.78%     August 1992
   Holiday Inn White River       White River Junction,
    Junction                       Vermont                   83.3%     June 1993
   Days Inn Elgin                Elgin, Illinois            100.0%     December 1993
   Ramada Inn Lafayette          Lafayette, Indiana         100.0%     February 1994

         (1) Estimated opening date; hotel under construction as of date of this filing.
         (2) The Company leases the hotel from a partnership in which the Company owns a minority equity interest, ranging from 5.0% to 16.3%.
         (3) The Company acquired a majority ownership position in 1995 which had been minority-owned in previous years.


   All of the acquired hotels listed above were renovated by the Company and repositioned in their respective marketplace after obtaining a national franchise license. The revenues and expenses from the operation of the above hotels are included in the Company's consolidated financial statements, or will be included upon opening. Hotels under construction at December 31, 1995 are included in the Company's consolidated balance sheet as construction-in-progress.

   This segment achieved record revenues and operating income in 1995. Hotel operations revenue increased 57.9% to $24.4 million in 1995 from $15.4 million in 1994, while operating income increased 36.8% to $3.4 million in 1995 from $2.5 in 1994. These results were due primarily to the net addition of ten Consolidated Hotels, improving industry fundamentals, and a strong management effort in establishing and marketing the newly constructed hotels. For all hotels included in this segment, same room average daily rate increased $1.19 from 1994 to 1995, resulting in a 2.4% increase in revenues.

   The Company's hotel operations segment is subject to seasonal variations.
   The Consolidated Hotels are located primarily in the Midwest and typically experience lower revenues in the first and fourth quarters. The impact of seasonality has become more pronounced with the addition of owned hotels in the Midwest, however if the Company further increases its ownership in hotels located in warmer climates, this impact may be diminished.

   The Company is constantly analyzing market conditions to determine the appropriate time to sell an owned property. Amerihost may realize profits and cash flow from the disposition of owned hotels. Increases in value created through the Company's development and management activities, as well as any overall real estate appreciation are not reflected in the consolidated financial statements until a property is sold.

   HOTEL DEVELOPMENT

   The hotel development segment is comprised of the revenues and profits derived from new construction, acquisition/lease, and renovation activities performed for third parties and entities in which the Company has a minority interest. The hotel development segment includes the activities of Amerihost Development, Inc. and Amerihost Renovations, Inc., wholly-owned subsidiaries of Amerihost Properties, Inc.

   New Construction

   Amerihost offers "turn-key" development services for new construction projects. The Company has the in-house expertise to complete a project from beginning to end, including market research, site selection, architectural services, the securing of financing, and construction management.

   For new construction, the Company targets secondary and tertiary markets, typically in smaller communities where there is little or no competition or where new hotels have not been built for a number of years, as the principal location for the development and construction of new hotels. The Company has developed a number of prototypes to meet the needs of hotel operators. Each of these prototypes is designed to be a 60 - 80 room limited service, mid-market hotel which does not provide food or banquet services. Each prototype is built to meet or exceed the standards required to qualify for a national hotel franchise and may be easily modified up to 120 rooms.

   The construction contracts entered into between the Company and the ownership entity of the property have generally been one of two types. The first type of contract provides for the Company to receive cost plus developers' and construction overhead fees. Under this type of contract, the Company's costs are fully recoverable. The second type of contract provides for the Company to receive a fixed fee. Under this type of contract, the Company attempts to limit its risk by providing for allowances for certain site costs to be performed by third parties, such as excavation, sewage, sanitation costs and tap fees, as these costs can vary from project to project. Any costs in excess of the allowed amounts are borne directly by the ownership entity.

   Under both types of contracts, the Company typically performs the actual construction of the hotel through the use of a general contractor hired by the Company for a fixed fee. Since the Company builds its own prototypes, its in-house drafting and design personnel make any required changes or modifications to hotel blueprints through the use of its computer assisted drafting ("CAD") equipment, which minimizes architects' fees.

   Through the years, the Company has developed relationships with suppliers of the furniture, fixtures and equipment used in its prototype hotels. Because of its experience and relationships with these suppliers, the Company has been able to appropriately budget for these items over the years. The Company believes that its relationships with these suppliers are good and that the loss of any particular supplier will not have a material adverse effect on the Company.

   Excluding Consolidated Hotels, during 1995, the Company completed six hotels which began construction in 1994, and began construction on 14 hotels, all of which were under construction at December 31, 1995. During 1994, the Company began construction on 10 hotels, four of which were completed in 1994, leaving six hotels under construction at December 31, 1994 which were completed in 1995. The hotel development and construction activity performed for minority-owned entities and third unaffiliated parties is summarized as follows:

                                       Number of     Start      Completion
               Property                  Rooms        Date         Date

   1995 STARTS:
    Wildhorse Hotel, Pendleton, OR        100         6/95       Est. 3/96
    AmeriHost Inn, Hammond, IN (1)        86          9/95       Est. 3/96
    AmeriHost Inn, New Martinsville,
      WV (1)                              61         10/95       Est. 4/96
    AmeriHost Inn, Batesville, MS (1)     61         10/95       Est. 4/96
    AmeriHost Inn, Ashland, OH (1)        62         10/95       Est. 6/96
    AmeriHost Inn, Harvard, IL (1)        61         11/95       Est. 5/96
    AmeriHost Inn, Jeffersonville, OH (1) 61         11/95       Est. 6/96
    AmeriHost Inn, Grand Blanc, MI (1)    61         11/95       Est. 6/96
    AmeriHost Inn, Kenton, OH (1)         61         12/95       Est. 7/96
    AmeriHost Inn, Zanesville, OH (1)     61         12/95       Est. 6/96
    AmeriHost Inn, Murray, KY (1)         61         12/95       Est. 7/96
    AmeriHost Inn, Jacksonville, IL (1)   61         12/95       Est. 6/96
    AmeriHost Inn, Allen, TX (1)          61         12/95       Est. 7/96
    AmeriHost Inn, Green Bay, WI (1)      61         12/95       Est. 7/96

   1994 STARTS:
    Menominee Casino-Bingo Hotel, Keshena, WI         100          2/949/94
    Days Inn Pass Christian, MS           60          3/94         8/94
    AmeriHost Inn Jeffersonville, OH(1)   61          4/94         10/94
    Days Inn Mansfield, OH (1)            61          6/94         11/94
    Days Inn York, AL                     52          8/94         8/95
    Days Inn Vicksburg, MS (1)            89          9/94         5/95
    AmeriHost Inn Muncie, IN              61         10/94         4/95
    AmeriHost Inn Macomb, IL (1)          61         10/94         5/95
    AmeriHost Inn Athens, OH
     (addition)(1)                        41         12/94         5/95
    AmeriHost Inn Parkersburg, WV (1)     61         12/94         6/95


   1993 STARTS:
    Construction of Consolidated Hotels only; no starts for unaffiliated or minority-owned entities

    (1)  Minority-owned hotels


   The Company's hotel development segment generated revenues of $12.2 million in 1995 compared to $12.0 million in 1994. This 1.7% increase was due to increased development activity performed for third parties and entities in which the Company has a minority interest. In addition to the hotels currently under construction, the Company has several projects in various stages of development.

   Acquisitions, Leases and Renovations

   In prior years, the Company had been successful in acquiring hotels through partnerships in which the Company is a general partner, renovating the properties and repositioning them in their respective marketplace. The revenues and profits from these acquisitions and renovations performed for unaffiliated third parties or minority-owned partnerships were included in the Company's hotel development segment.

   The Company has also acquired fee simple title or leasehold interests in certain hotels in which it has a 100% or majority ownership interest. Since the Company has a controlling or 100% leasehold interest in these hotels, all development and renovation revenues and profits have been eliminated in consolidation. The operations of these hotels are included in the Company's hotel operations segment.

   The Company periodically performs renovations on the hotels it manages. The revenues and profits from renovations performed for unaffiliated and minority-owned hotels are included in the Company's hotel development segment.

   In 1995, the Company experienced a decrease in hotel acquisition activity while focusing primarily on new construction. The shift from acquisition to new construction was primarily the result of two factors. First, the Company believes that the number of existing hotels which can be profitably acquired and renovated has declined significantly after most were sold at depressed prices during a difficult period in the industry. The Company intends to acquire additional properties only if the terms are considered favorable. Second, the availability of financing for new construction has increased as the industry showed significant improvements in occupancy and average daily rate. Both of these factors are the result of improved industry fundamentals. Industry-wide hotel room demand was estimated to have increased 2.2% in 1995, more than doubling the estimated 1.0% increase in room supply.

   The construction industry can be seasonal, depending upon the geographic location of the construction projects. As of December 31, 1995, the Company has new construction projects primarily in the Midwest and Southeast. Construction activity in the Midwest can be slower in the first and fourth quarters. However, the Company makes a concerted effort to schedule its construction activity to minimize the effect of this seasonality. Other types of revenue recognized in the hotel development segment are not as seasonal. Renovations performed by the Company are typically cosmetic in nature and usually pertain to hotel interiors. Other fees recognized from the acquisition of hotels and the sale of leasehold interests are not seasonal in nature, as these types of transactions can occur at any time during the year.

   HOTEL MANAGEMENT

   The hotel management segment is comprised of the revenues and profits generated from management services performed for third parties and entities in which the Company has a minority interest. This segment includes the activity of Amerihost Management, Inc., a wholly-owned subsidiary of Amerihost Properties, Inc.

   The Company provides complete operational and financial management services. The Company has developed centralized systems and procedures which allow it to manage the hotels effectively and efficiently. Management and financial services include sales, marketing, quality control, training, purchasing, and accounting. As of December 31, 1995, the Company provided management services to 58 hotels. The Company's revenues from hotel management activities were over $3.0 million in 1995, compared to $2.7 million in 1994.

   Under most of its management contracts, the Company is responsible for all operational and financial management. However, under some management contracts, its joint venture partners (discussed below) are responsible for the day-to-day operational management, while the Company provides full financial management, operational consulting and assistance.

   The Company has designed a financial management system whereby all accounting information is processed in the Company's centralized accounting office at its headquarters in Des Plaines, Illinois. The system includes cash management, accounts payable and generation of monthly financial statements. The Company provides each managed property with standardized forms and procedures so that financial reporting for all managed hotels is uniform.
   The Company's financial management computer system enhances the quality and timing of internal financial reports used by the Company, its partners, third party owners, and financial institutions.

   The Company's operational management activities are overseen by two Vice Presidents of Operations who supervise regional and area managers, who in turn oversee general managers at each property. These managers are responsible for maintaining smooth day-to-day operations at all hotels. In addition to these managers, the Company has in-house marketing personnel who assist and direct the general managers and on-site personnel in marketing the property. The Company also has a team of auditors who examine each hotel at least three times per year. These audits include tests of financial items such as cash and receivables, as well as operational and information systems and security matters. The audit team is also responsible for conducting the various general manager and staff training seminars.

   The Company is currently managing or co-managing with its joint venture partners all properties in which it has a minority equity interest, as well as managing a number of properties for third party owners for fees equal to a percentage of total gross revenues. The terms of most of the Company's management contracts typically range from one to ten years, with optional renewal periods of equal length.

   During 1993 and continuing through 1994 and 1995, the Company began to focus on increasing hotel ownership, primarily through the construction of hotels where the Company has either a minority interest or controlling interest (Consolidated Hotels). Managing Consolidated Hotels does not contribute to the hotel management segment, however the Company does recognize fees from the management of hotels in which it has a minority interest. During 1995, the Company built and opened three minority-owned hotels, one hotel for an unrelated third party, and had 13 minority-owned projects under construction at December 31, 1995. The Company intends to grow this segment primarily through the construction of minority-owned hotels. While the Company does not intend to actively pursue management contracts with third parties, it does intend to continue managing properties for third parties under its current management contracts and may manage additional hotels for third parties if the terms are favorable. The Company expects the hotel management segment to grow as the number of minority-owned hotels increases, which is consistent with the Company's balanced strategy.



   The following is a list of hotel properties under the Company's management at December 31, 1995 by state:

               Name                Rooms                        Location
   Florida
     Hampton Inn Ft. Myers (1)       123                 Ft. Myers, Florida

   Georgia
     AmeriHost Inn Eagles Landing (1) 61                 Eagles Landing, Georgia
     AmeriHost Inn Smyrna (1)         61                 Smyrna, Georgia
     Days Inn Northwest              107                 Atlanta, Georgia
     Days Inn Peachtree              142                 Atlanta, Georgia
     Days Inn Dalton                 152                 Dalton, Georgia
     Days Inn Jekyll Island          162                 Jekyll Island, Georgia
     Holiday Inn Express LaGrange (1) 59                 LaGrange, Georgia
     Jekyll Estates Motel             37                 Jekyll Island, Georgia
                                     781
   Illinois
     AmeriHost Inn Macomb (1)         61                 Macomb, Illinois
     Days Inn Elgin (1)               96                 Elgin, Illinois
     Days Inn O'Hare West (1)        120                 Elk Grove, Illinois
     Days Inn Melrose Park (1)       123                 Melrose Park, Illinois
     Days Inn Niles (1)              153                 Niles, Illinois
     Days Inn O'Hare South (1)       145                 Schiller Park, Illinois
     Days Inn Shorewood (1)          182                 Shorewood, Illinois
     Holiday Inn Express Tuscola (1)  59                 Tuscola, Illinois
     Palwaukee Motor Inn             138                 Wheeling, Illinois
     Players Riverboat Casino
       Hotel (1)                     120                 Metropolis, Illinois
                                   1,197

   Indiana
     AmeriHost Inn Muncie             61                 Muncie, Indiana
     AmeriHost Inn Plainfield (1)(2)  61                 Plainfield, Indiana
     Days Inn Cloverdale (1)(2)       60                 Cloverdale, Indiana
     Days Inn Crawfordsville (1)(2)   60                 Crawfordsville, Indiana
     Days Inn Plainfield (1)(2)       64                 Plainfield, Indiana
     Days Inn Portage (1)            120                 Portage, Indiana
     Days Inn Sullivan (1)            60                 Sullivan, Indiana
     Ramada Inn Lafayette (1)        145                 Lafayette, Indiana
                                     631

   Louisiana
     Days Inn Kenner                 324                 Kenner, Louisiana

   Michigan
     AmeriHost Inn Walker (1)         61                 Walker, Michigan
     AmeriHost Inn Coopersville (1)   61                 Coopersville, Michigan
                                     122

   Mississippi
     Days Inn Vicksburg (1)(2)        89                 Vicksburg, Mississippi


               Name                Rooms                          Location

   Ohio
     AmeriHost Inn Athens (1)(2)     102                 Athens, Ohio
     AmeriHost Inn Jeffersonville (1)(2)                 61Jeffersonville, Ohio
     AmeriHost Inn Lancaster (1)(2)   61                 Lancaster, Ohio
     AmeriHost Inn Logan (1)(2)       61                 Logan, Ohio
     AmeriHost Inn Upper Sandusky (1) 61                 Upper Sandusky, Ohio
     AmeriHost Inn Wooster (1)        61                 Wooster, Ohio
     Days Inn Athens (1)(2)           60                 Athens, Ohio
     Days Inn Bowling Green (1)      100                 Bowling Green, Ohio
     Days Inn Dayton South (1)       209                 West Carrollton, Ohio
     Days Inn Findlay (1)            115                 Findlay, Ohio
     Days Inn Kent (1)(2)             67                 Brimfield, Ohio
     Days Inn Mansfield (1)           61                 Mansfield, Ohio
     Days Inn Marysville (1)(2)       79                 Marysville, Ohio
     Days Inn New Philadelphia (1)(2)102                 New Philadelphia, Ohio
     Days Inn Oxford                  61                 Oxford, Ohio
     Days Inn Zanesville (1)(2)       60                 Zanesville, Ohio
     Holiday Inn Middletown (1)      120                 Middletown, Ohio
     Holiday Inn Express Wooster (1)  58                 Wooster, Ohio
                                   1,499

   Pennsylvania
     Holiday Inn Altoona (1)         143                 Altoona, Pennsylvania
     Holiday Inn Oil City (1)        106                 Oil City, Pennsylvania
                                     249
   Texas
     Ramada Inn Euless (1)           150                 Euless, Texas

   Vermont
     Holiday Inn White River
       Junction (1)(2)               140                 White River
   Junction, Vermont

   West Virginia
     AmeriHost Inn Parkersburg (1)(2) 79                 Parkersburg, West
   Virginia

   Wisconsin
     Days Inn Kenosha (1)             96                 Kenosha,  Wisconsin
     Days Inn Mosinee (1)             53                 Mosinee, Wisconsin
     Holiday Inn Milwaukee NW (1)    144                 Menomonee Falls,
   Wisconsin
     Menominee Casino-Bingo Hotel    100                 Keshena, Wisconsin
                                     393

     Total                         5,777

         (1) Indicates properties in which the Company owns a direct or indirect equity or leasehold interest.
         (2)   Indicates properties which are co-managed with partners.


   In addition to the above referenced management contracts, the Company has a financial services contract with a 150 room Best Western hotel near O'Hare Airport that is partially owned by an officer of the Company. Under this contract, the Company processes payables and prepares monthly financial statements for a fixed monthly fee.

   Because the hotel industry is seasonal, the revenues generated by the hotels managed by the Company will increase or decrease depending upon the time of year. Since the Company's management fees are based upon a percentage of the hotels' total gross revenues, the Company is susceptible to these seasonal variations. Given the location of the properties the Company manages, the revenues are typically lower in the first and fourth quarters of each year. The impact of the seasonal variation may diminish if the Company expands further into warmer climates.

   EMPLOYEE LEASING

   The employee leasing segment is comprised of employee leasing activities whereby the Company leases its employees to unaffiliated hotels and hotels in which the Company has a minority interest. The Company employs all the personnel working at the hotels and leases them to the hotels pursuant to written agreements. The Company has entered into employee leasing agreements with all the hotels it manages. Similar to the management contracts, the employee leasing agreements typically contain terms of one to ten years, with optional renewal periods of equal length. The Company generally receives fees from each hotel in an amount equal to the gross payroll, including all related taxes and benefits plus a percentage of the gross payroll. The employee leasing segment consists of the activities of Amerihost Staffing, Inc., a wholly-owned subsidiary of Amerihost Properties, Inc.

   During 1995, the Company's employee leasing segment generated approximately $12.4 million in gross revenues for the Company. While the ratio of operating income to revenues is not as significant as the Company's other business segments, employee leasing did contribute approximately $216,000 to the Company's operating income in 1995. This business segment provides the Company with greater control and security over the payroll, while allowing the hotels to benefit from significant economies of scale on all personnel related costs.

   JOINT VENTURES

   During 1995, the Company continued to develop new properties through joint venture arrangements. These joint ventures are arrangements formalized in agreements whereby the Company and other investors agree to jointly undertake the development, construction, acquisition or renovation of a hotel property. Each party has specific responsibilities for which it receives certain fees.

   Most joint ventures are formed for a particular project or projects, but the Company has entered into one joint venture arrangement for the future development and management of hotel properties which have not been identified. As of December 31, 1995, the Company had completed 26 projects with joint venture partners.

   COMPETITION

   There is significant competition in the mid-market hotel industry. There are numerous hotel chains that operate on a national or regional basis, as well as other hotels, motor inns and other independent lodging establishments throughout the United States. Competition is primarily in the areas of price, location, quality and services. Many of the Company's competitors have recognized trade names, greater resources and longer operating histories than the Company. However, the Company believes that its management is sufficiently experienced, and the markets which the Company targets for development typically contain minimal competition, enabling the Company to compete successfully.

   There are a number of companies which develop, construct and renovate hotels. Some of these companies perform these services only for their own account, while others actively pursue contracts for these services with third party owners. The Company believes that it can develop, construct and renovate hotels at costs which are competitive. The Company also believes that its ability to offer additional services, such as hotel management, provides some competitive advantages.

   There are many hotel management companies which provide management services to hotels similar to the services provided by the Company. While the quantity of competition may be high, the Company believes that the quality of its services, including its information and management systems and employee leasing operations, will enable the Company to compete successfully. The Company believes that its focus on secondary and tertiary markets also lessens competition for the types of services provided by the Company.

   FRANCHISE LICENSING

   The majority of hotels operated and managed by the Company are part of a national or regional franchise system, such as Days Inns and Holiday Inns. Franchises in certain locations are important in maintaining occupancy levels, which is accomplished through the franchise's national reservation systems as well as through brand name recognition. The importance of national franchises is amplified for highway locations. The typical term of a franchise agreement is twenty years for newly developed and constructed hotels and ten years for the conversion of an existing hotel. The Company believes that the loss of any one of its franchise agreements would not have a material adverse effect on the Company.

   EMPLOYEES

   As of December 31, 1995, the Company and its subsidiaries had approximately 1,800 full and part-time employees:
           Hotel Management:
            Operations                    19
            Accounting and finance        17
            Property general managers     58

           Hotel Development:             35

           Hotel Operations:             562

           Corporate:
            General and administrative     9
            Officers                       4

           Employee Leasing:
            General and administrative     4
            Operations(1)              1,130
                                       1,838

         (1) Does not include 622 employees who are employed by ASI and leased to other subsidiaries of the Company. These employees are reflected in the table under hotel management and hotel operations.

   The Company believes that its relationship with its employees is good.


   ITEM 2.   PROPERTIES.

   The Company's corporate offices and the offices of its wholly-owned subsidiaries are located in approximately 17,085 square feet of space at 2400 East Devon Avenue, Suite 280, Des Plaines, Illinois 60018. These offices are occupied under a lease that expires on December 31, 2000.

   At December 31, 1995, the Company had a controlling ownership or leasehold interest in 24 operating hotels and three hotels under construction, located in nine states. The land, building, furniture, fixtures and equipment and construction in progress for these hotels is reflected in the Company's Consolidated Balance Sheet at December 31, 1995. These assets were substantially pledged to secure the related long-term mortgage debt. See
   Item 1 and Note 7 to the Consolidated Financial Statements under Item 14.

   In addition to the foregoing, the Company has an equity interest in partnerships which own and/or lease property. See Note 4 to Consolidated Financial Statements under Item 14.


   ITEM 3.   LEGAL PROCEEDINGS

   The Company is subject to claims and suits in the ordinary course of business. In management's opinion, currently pending legal proceedings and claims against the Company will not, individually or in the aggregate, have a material adverse effect on the Company's financial condition, results of operations or liquidity.


   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1995.
                                      PART II


   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

   The Company's Common Stock is traded on the Nasdaq National Market under the symbol HOST. As of March 15, 1996, there were 1,576 holders of record of the Company's Common Stock. The following table shows the range of reported high and low closing prices per share.

                                                             High($)      Low($)
   FISCAL 1994

      First quarter                                           6.75        4.88
      Second quarter                                          5.25        3.75
      Third quarter                                           4.88        3.50
      Fourth quarter                                          5.50        3.50

   FISCAL 1995

      First quarter                                           4.88        3.56
      Second quarter                                          5.75        4.31
      Third quarter                                           7.50        5.63
      Fourth quarter                                          7.25        6.13

   FISCAL 1996

      First quarter (through March 15, 1996)                  8.00        6.25


   The Company has not declared or paid any cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements and such other factors as the Board of Directors deems relevant. In addition, pursuant to the terms of the Company's 7% Subordinated Notes (the "7% Notes"), no dividends may be paid on any capital stock of the Company until the 7% Notes have been paid in full. (See Notes 8 and 10 to Consolidated Financial Statements under Item 14.)


   ITEM 6.   SELECTED FINANCIAL DATA.

   The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements. The consolidated financial statements for all years presented have been audited by the Company's independent auditors, whose report on such consolidated financial statements for the three years ended December 31, 1995, 1994 and 1993 is included herein under Item 14. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto under Item 14 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                          (in thousands, except per share data)

                                              Fiscal Year Ended December 31,
                                          1995     1994     1993    1992      1991
   STATEMENT OF OPERATIONS DATA:
     Revenue                              $51,962  $43,347  $34,274  $29,411  $6,524
     Operating costs and expenses          41,317   37,076   30,389   25,445   4,851
     Depreciation and amortization expense  2,268    1,141      928      421     191
     Leasehold rents - hotels               1,976    1,661    1,652    1,149      -
     Corporate general and administrative   2,111    2,013    1,783    1,399   1,043

     Operating income (loss)                4,290    1,456     (478)     997     439

     Interest expense, net                  1,195      427      596      220     200

     Net income (loss)                    $2,138   $   571  $  (761)  $  511  $  280

     Earnings (loss) per share            $ 0.35   $  0.10  $ (0.15)  $ 0.22  $ 0.17

     Weighted average shares
       outstanding(1)                      6,125     5,624    5,038    2,347   1,685

   BALANCE SHEET DATA:
     Total assets                        $52,453   $34,404  $24,174  $13,837  $6,098
     Long-term debt, including current
       portion                            25,014    13,542    6,408    6,012   2,223
     Working capital                       1,854     4,182    5,048    3,329     938
     Shareholders' equity                 17,267    13,672   12,781    3,856   1,708

   OTHER DATA:
     EBITDA (2)                         $  9,467  $  4,609  $ 2,598  $ 2,713  $  738
     Cash flow from operating activities   1,918     2,215      693    1,267     (54)
     Cash flow from investing activities (13,506)   (8,764) (10,737)  (4,065) (1,542)
     Cash flow from financing activities   9,933     7,690   10,651    3,735     624
     Net income plus depreciation/
       amortization (3)                    4,406     1,712      652      932     471
     Capital expenditures                 12,539     7,872    8,292      296     132


      (1)      During the first quarter of 1993, the Company issued an
               additional 1,718,915 shares of Common Stock in connection with the conversion and redemption of the Company's 12% Notes, the cashless exercise of warrants and the exercise of warrants to
               purchase Common Stock by Diversified.   During the second quarter
               of 1993, the Company issued an additional 1,550,000 shares of
               Common Stock in connection with the public offering completed in
               May 1993.

      (2) Earnings before interest/rent, taxes and depreciation/amortization ("EBITDA"), is not defined by generally accepted accounting principles, however the Company believes it provides relevant information about its operations and is necessary for an understanding of the Company's operations, given it significant investment in real estate. EBITDA for 1993 does not include a non-cash debt acceleration charge of $485,411 relating to the prepayment of subordinated debt.

      (3) Net income plus depreciation/amortization is not defined by generally accepted accounting principles, however the Company believes it provides relevant information about its operations and is necessary for an understanding of the Company's operations. Net income plus depreciation/amortization for 1993 does not include a non-cash debt acceleration charge of $485,411 relating to the prepayment of subordinated debt.



   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   GENERAL

   The Company is primarily engaged in the development and ownership/operation of mid-market hotels, with a focus on its own AmeriHost Inn brand. The consolidated financial statements include the operations of all hotels in which the Company has a 100% or controlling ownership interest ("Consolidated Hotels"). Investments in other entities in which the Company has a minority ownership interest are accounted for using the equity or cost method. The Company also provides hotel development, hotel management and employee leasing services to unrelated third parties and non-controlled entities in which the Company has a minority ownership interest on a fee-for-service or contract basis.

   The year ended December 31, 1995 resulted in record revenues, net income, operating income and earnings before interest/rents, taxes and depreciation/amortization ("EBITDA"). Revenues increased to $52.0 million, or 19.9% from $43.3 million in 1994. Net income increased to $2.1 million in 1995 from $571,421 in 1994, while earnings per share increased from 10 cents to 35 cents. Operating income increased from $1.5 million in 1994 to $4.3 million in 1995. The Company uses a supplemental performance measure along with net income to report its operating results. EBITDA is not defined by generally accepted accounting principles, but the Company believes it provides relevant information about its operations and is necessary for an understanding of the Company's operations. For purposes of EBITDA, the Company considers leasehold rents - hotels to be financing costs similar to interest. EBITDA increased to $9.5 million in 1995 from $4.6 million in 1994, or an increase of $4.9 million.

   The improved performance was primarily attributable to hotel operations and hotel development. The Company intends for the AmeriHost Inn brand to be used whenever feasible in expanding its hotel operations segment. In addition, the AmeriHost Inn prototype is the primary product being developed through the hotel development segment. All of the hotels which began construction in 1995 were AmeriHost Inns except for one hotel developed for an unrelated third party. As of December 31, 1995, 14 AmeriHost Inns were open, 16 were under construction, and several additional were in the pre-construction development phase. The AmeriHost Inn brand features several amenities including an indoor pool area, whirlpool suites, an exercise room, and an expanded continental breakfast which assist the property in obtaining favorable occupancy and average daily rates, and an efficient layout designed to control operating costs. For all AmeriHost Inns, same room revenues increased 13.7% in 1995 compared to 1994 as RevPar increased $4.70, both attributable to an increase of $1.77 in average daily rate and a 9.9% increase in occupancy. For all other hotels in which the Company has an ownership interest which are not AmeriHost Inns, same room revenues increased 4.7% in 1995 compared to 1994, as occupancy increased 4.7% and average daily rate increased $0.58.

   The Company continued constructing hotels for both its own account (Consolidated Hotels) as well as for unaffiliated and minority-owned entities. The Company began construction on six Consolidated Hotels (all AmeriHost Inns) and another 14 hotels (13 of which are AmeriHost Inns) for unaffiliated parties and minority-owned entities in 1995, and was in the development stage of several additional projects at the end of 1995 which are expected to break ground in 1996. Constructing Consolidated Hotels contributes to the hotel operations segment when the hotels are opened. Developing and constructing hotels for unrelated third parties and entities in which the Company has a minority equity interest contributes to the hotel development segment and provides capital necessary to develop hotels for the Company's own account.

   Amerihost had an ownership interest in 48 hotels at December 31, 1995 versus 43 hotels at December 31, 1994 (excluding hotels under construction), increasing equivalent owned rooms by 27.8% from 2,086 at December 31, 1994 to 2,666 at December 31, 1995. These figures include an increase in Consolidated Hotels from 14 at December 31, 1994 to 24 at December 31, 1995. This increased ownership was achieved primarily through the development of hotels for the Company's own account and for minority-owned entities.



   RESULTS OF OPERATIONS

   The following table sets forth the percentages of revenues of the Company represented by components of net income for 1995, 1994 and 1993.

                                           Percentage of Total Revenue
                                             Year Ended December 31,
                                         1995        1994        1993

   Revenue                              100.0%      100.0%      100.0%
   Operating costs and expenses          79.5        85.5        88.7
                                         20.5        14.5        11.3

   Depreciation and amortization          4.4         2.6         2.7
   Leasehold rents - hotels               3.8         3.8         4.8
   Corporate general and administrative   4.0         4.7         5.2

   Operating income (loss)                8.3         3.4       ( 1.4)

   Interest expense                     ( 3.4)      ( 2.0)      ( 1.7)
   Interest and other income              1.2         1.1         1.5
   Equity in income (loss) of affiliates   .7        -             .1
   Debt acceleration charge                                     ( 1.4)

   Income (loss) before minority interest 6.8         2.5       ( 2.9)

   Minority interests in net income of subsidiaries
     and consolidated partnerships       ( .1)       ( .3)       ( .1)

   Income (loss) before taxes             6.7         2.2       ( 3.0)

   Income tax expense (benefit)           2.6          .9        ( .8)

   Net income (loss)                      4.1%        1.3%      ( 2.2)%


   1995 compared to 1994

   Record revenues of $52.0 million in 1995 increased 19.9% from revenues of $43.3 million in 1994. This increase was due primarily to a significant increase in revenues from hotel operations.
   Hotel operations revenue increased 57.9% to $24.4 million in 1995, compared to $15.4 million in 1994. This increase was attributable to the net addition of ten Consolidated Hotels to the hotel operations segment during 1995, and a 2.4% increase in same room revenue realized by the Consolidated Hotels. The Company held a minority ownership position in five of these ten hotels prior to these hotels becoming Consolidated Hotels in 1995 when additional ownership interests were acquired. The hotel operations segment included 24 Consolidated Hotels comprising 2,516 rooms and the end of 1995, compared to 14 Consolidated Hotels comprising 1,543 rooms at the end of 1994, or an increase of 63.1% in total rooms. Same room occupancy for all Consolidated Hotels increased 2.8% in 1995, while same room average daily rate increased $1.19, or 2.5%.



   Hotel development activity is summarized as follows:

                                1995                     1994                 1993

                       Unaffiliated Consoli- Unaffiliated Consoli-  Unaffiliated  Consoli-
                      & Minority-   dated   & Minority    dated     & Minority-   dated
                         Owned(1)   Hotels(2) Owned(1)    Hotels(2) Owned(1)      Hotels(2)

      Under construction at
         beginning of year     6       3         0          2         2            0

      Starts                  14       6        10          5         0            2

      Completions              6       6         4          4         2            0

      Under construction at
         end of year          14       3         6          3         0            2

   (1) hotels developed/constructed for unaffiliated third parties and entities in which the Company holds a minority ownership interest

   (2) hotels developed/constructed for the Company's own account and for entities in which the Company holds a controlling ownership interest


   The Company does not recognize revenues from the development and construction of Consolidated Hotels. Excluding the Consolidated Hotels, the Company had 20 hotels under construction during 1995, versus 10 hotels in 1994 for unaffiliated parties and entities in which the Company holds a minority ownership interest. In addition, the Company had several projects in various stages of pre-construction development at the end of 1994 and 1995. Hotel development revenue increased 1.7% in 1995 from $12.0 million in 1994 to $12.2 million in 1995. Although the number of hotels under construction was significantly greater in 1995, total segment revenues did not increase accordingly since 12 of the 14 hotels which began construction in 1995 were not started until the fourth quarter, resulting in the recognition of only a minor portion of the total contracted revenues on these projects.

   Hotel management and employee leasing revenues are recognized from hotels which are owned by unrelated third parties and entities in which the Company holds a minority ownership interest. While the number of Consolidated Hotels increased from 14 to 24, the number of hotels managed for third parties and minority owned entities decreased from 39 hotels at the end of 1994 to 34 hotels at the end of 1995. The addition of four management contracts in 1995 was offset by the loss of one management contract with a unaffiliated third party, three management contracts with minority-owned entities as a result of a hotel/investment sale or temporary closing during renovation, and the five minority-owned hotels which became Consolidated Hotels in 1995 due to the Company acquiring additional ownership interests in these hotels. The Company does not recognize management and employee leasing revenues from Consolidated Hotels. Hotel management revenues increased 11.0% from $2.7 million in 1994 to $3.0 million in 1995. The decrease resulting from the changes noted above, were more than offset by an increase in same room revenue for managed hotels and incentive management fees received in 1995 which were not present in 1994 from certain managed hotels. Employee leasing revenues, which are based on actual employee costs, decreased 6.2% from $13.2 million in 1994 to $12.4 million in 1995 as a result of the decrease in employee leasing contracts with minority-owned entities and an unaffiliated third party as noted above.

   Operating costs and expenses increased 11.4% to $41.3 million (79.5% of total revenues) in 1995 from $37.1 million (85.5% of total revenues) in 1994. Operating costs and expenses in the hotel operations segment increased 63.2% from $10.5 million in 1994 to $17.1 million in 1995, resulting primarily from the net addition of ten Consolidated Hotels to this segment and is directly related to the 57.9% increase in segment revenue. Operating costs and expenses in the hotel development segment decreased from $11.3 million in 1994 to $10.1 million in 1995, due to the lower level of construction costs recognized in 1995 relative to 1994, as the Company had started construction on a significant number of hotels in the fourth quarter of 1995 which had not yet incurred significant construction costs in 1995. Hotel management segment operating costs and expenses decreased 12.5% to $2.0 million in 1995 from $2.3 million in 1994, primarily due to the write-off of a contract termination fee note receivable in 1994. Employee leasing operating costs and expenses decreased 6.8% from $13.0 million in 1994 to $12.1 million in 1995. This decrease is attributable to the decrease in segment revenue as well as operational efficiencies.

   Depreciation and amortization expense increased 98.8% to $2.3 million in 1995 compared to $1.1 million in 1994. This increase was primarily attributable to the addition of ten Consolidated Hotels to the hotel operations segment and the resulting depreciation and amortization therefrom.

   Leasehold rents - hotels increased 19.0% to $2.0 million in 1995 from $1.7 million in 1994. This increase was due to the addition of three leased Consolidated Hotels to the hotel operations segment (the Company had held a minority ownership position in these hotels prior to 1995 when additional ownership interests were acquired), partially offset by the termination of a lease agreement for one hotel.

   Corporate general and administrative expenses increased 4.9% from $2.0 million in 1994 to $2.1 million in 1995, and can be attributed to the Company's overall growth.

   The Company had $4.3 million in operating income in 1995 increasing 194.7% from $1.5 million in 1994, or an increase of $2.8 million. Operating income from the hotel operations segment increased 36.8% from $2.5 million in 1994 to $3.4 million in 1995, resulting primarily from an increase in Consolidated Hotels from 14 at December 31, 1994 to 24 at December 31, 1995. Operating income from the hotel operations segment as a percentage of segment revenue decreased during 1995 compared to 1994 due to a greater number of newly constructed Consolidated Hotels operating during their initial stabilization period, when revenues are generally lower. The hotel development segment operating income increased 194.2% from $711,032 in 1994 to $2.1 million in 1995 as operating income as a percentage of segment revenues also increased due to a higher level of pre-construction development activity realized in 1995 which has lower revenues and a higher gross margin than construction activity. Hotel management segment operating income increased from $250,118 in 1994 to $831,007 in 1995, due primarily to the increase in same room revenues for managed hotels, incentive management fees received in 1995, and the write-off of a contract termination fee note receivable in 1994.
   Employee leasing operating income increased from $149,305 in 1994 to $216,075 in 1995, or $66,770, due primarily from operational efficiencies.

   EBITDA increased $4.9 million to a record $9.5 million in 1995 compared to $4.6 million in 1994, or an increase of 105.4%. The significant changes resulting in the increase in EBITDA from 1994 to 1995 are discussed above.

   Interest expense increased to $1.8 million in 1995 versus $854,880 in 1994, primarily attributable to an increase in Consolidated Hotels with mortgage financing.

   The Company's share of equity in the operating results of affiliates increased to $387,439 in 1995 from $31,511 in 1994. This increase was due primarily to a 10.2% increase in same room revenues for all minority owned hotels and the gain on the sale of one hotel, which translated into a 392% increase in net income for these hotels. Distributions from affiliates increased 32.2% to $505,410 in 1995 from $382,229 in 1994.

   The Company recorded income tax expense of $1.3 million in 1995 compared to income tax expense of $381,000 in 1994, which increase is directly attributable to the increase in pre-tax income.

   1994 Compared with 1993

   Revenues increased 26.5% in 1994 to $43.3 million from $34.3 million in 1993. This increase was attributable to the Company's hotel operations and hotel development segments.

   Hotel operations revenue increased 69.7% to $15.4 million in 1994 compared to $9.1 million in 1993. This increase was attributable to a significant increase in average daily rates and the addition of five Consolidated Hotels to this segment. Hotel operations included fourteen Consolidated Hotels comprising 1,543 rooms at the end of 1994 versus nine Consolidated Hotels comprising 1,100 rooms at the end of 1993, or an increase of 40.3% in total rooms. Same room average daily rates for Consolidated Hotels increased $5.37 to $44.16 in 1994 from $38.79 in 1993.

   Hotel development revenue increased 72.7% to $12.0 million in 1994 compared to $7.0 million in 1993. This increase was attributable to a significant level of hotel development and construction activity during 1994. The Company began construction on 15 hotels in 1994 while completing construction on eight hotels, including two hotels which began construction in 1993. Ten of these construction starts were pursuant to contracts with unaffiliated third parties (four) and entities in which the Company has a minority ownership interest (six) whereby the Company recognized revenues from their development and construction. The remaining five construction starts were for Consolidated Hotels. In 1993, the Company completed construction on two minority-owned hotels which began construction in 1992, started construction on two Consolidated Hotels which were completed in 1994, and substantially completed the pre-construction development phase of four projects for unaffiliated and minority-owned entities which were also completed in 1994.

   The increases in hotel operations and hotel development revenues were partially offset by decreases in hotel management and employee leasing revenues. The revenue generated from these segments is directly related to the number of properties managed for unaffiliated hotel owners and entities in which the Company has a minority interest. Although the number of minority-owned and managed hotels increased from 26 at the end of 1993 to 29 at the end of 1994, the number of properties managed for unaffiliated third parties decreased from 14 to 10 during this same period, more than offsetting the increase in minority-owned hotels. As a result, management fee revenues, which are based on the managed hotel's revenue, decreased 4.8% in 1994 to $2.7 million, compared to $2.8 million in 1993. Employee leasing revenues, which are based on actual employee costs, decreased 14.3% from $15.4 million in 1993 to $13.2 million in 1994 due to the decrease in properties managed for unaffiliated third parties and contract revisions for properties located in one state which resulted in a more favorable tax treatment.

   Operating costs and expenses increased 22.0% in 1994 to $37.1 million in 1994 from $30.4 million in 1993, and is directly related to the 26.5% increase in total revenues. Operating costs and expenses for the hotel operations segment increased to $10.5 million in 1994 from $6.8 million in 1993, or 54.3%, primarily attributable to the addition of five Consolidated Hotels in 1994. Hotel development operating costs and expenses increased 85.1% from $6.1 million in 1993 to $11.3 million in 1994 due to the significant level of new construction activity. Hotel management segment operating costs and expenses remained consistent at $2.3 million in both 1994 and 1993 as the total number of properties managed remained relatively constant. Employee leasing segment operating costs and expenses decreased 14.4% from $15.2 million in 1993 to $13.0 million in 1994 as a result of contract revisions for properties located in one state. Total operating costs and expenses for the Company as a percentage of total revenues decreased from 88.7% in 1993 to 85.5% in 1994.

   Depreciation and amortization increased 23.0% to $1.1 million in 1994 from $927,527 in 1993, primarily attributable to the addition of five Consolidated Hotels offset by a decrease in the amortization of management contracts acquired. Depreciation and amortization in the hotel operations segment increased from $308,384 in 1993 to $854,743 in 1994, an increase of 177.2%, resulting from the additional Consolidated Hotels. Depreciation and amortization decreased by 64.1% in the hotel management segment in 1994 from $480,855 in 1993 to $172,753 in 1994 due to the amortization in 1993 of the remaining acquisition costs associated with the termination of the Grand American Hotel Management, Inc. management contracts.

   Leasehold rents - hotels remained stable at $1.7 million in 1994 and 1993. Leasehold rents - hotels was increased by the acquisition of a 100% leasehold interest in a hotel during the first quarter of 1994. This increase was offset by a decrease in leasehold rents for five hotels pursuant to a lease amendment which provided for reduced lease payments and extended the termination date to December 31, 1999.

   Corporate general and administrative expense increased from $1.8 million in 1993 to $2.0 million in 1994, or 12.9%. This increase was primarily attributable to the overall growth of the Company as evidenced by the 26.5% increase in total revenue.

   The Company had $1.5 million in operating income in 1994 compared to an operating loss of $477,636 in 1993, or an increase of $1.9 million.
   Operating income from the hotel operations segment increased nearly seven-fold from $352,309 in 1993 to $2.5 million in 1994, resulting primarily from the addition of five Consolidated Hotels as well as a significant increase in same room revenues for the existing Consolidated Hotels. Operating income in the hotel management segment increased from $72,229 in 1993 to $250,118 in 1994, due primarily to the decrease in amortization of management contract acquisition costs. Hotel development operating income decreased from $851,903 in 1993 to $711,032 in 1994. Hotel development activity reached significant levels in 1994, however a significant portion of this development was for Consolidated Hotels whereby revenues and profits are not recognized by the Company. In addition, 1994 consisted of a larger volume of construction activity which has a lower gross profit margin than pre-construction development activity. In 1993, the Company completed a significant portion of the pre-construction development phase on four projects built in 1994 for unaffiliated third parties and entities in which the Company has a minority ownership interest. Operating income in the employee leasing segment was approximately $150,000 in 1994 and 1993.

   EBITDA for 1994 was $4.6 million compared to $2.6 million in 1993. EBITDA for 1993 does not include a non-cash debt acceleration charge of $485,411 related to the prepayment of subordinated notes. The significant changes resulting in the increase in EBITDA from 1993 to 1994 are discussed above.

   Interest expense was $854,880 in 1994 compared to $589,945 in 1993. This increase is primarily attributable to an increase in mortgage financing of newly constructed Consolidated Hotels. This increase was partially offset by a decrease in interest expense relating to the 7% Subordinated Notes.

   The Company's share of equity in net income of affiliates increased to $31,511 in 1994 from $29,836 in 1993. Excluding a non-operational distribution resulting from the refinancing of one property in 1993, distributions from affiliates decreased slightly to $382,229 in 1994 from $417,486 in 1993.

   The Company recorded income tax expense of $381,000 in 1994 compared to an income tax benefit of $295,600 in 1993.

   LIQUIDITY AND CAPITAL RESOURCES

   Over the years, the Company has financed its growth through a combination of cash provided from operations, long-term debt financing and public and private issuances of Common Stock. During 1995, the Company experienced an increase in cash from operations of $1.9 million, compared to an increase of $2.2 million in 1994, and $693,334 in 1993. The decrease in cash flow from operations during 1995 can be attributed to the significant level of hotel construction activity in 1994. Although a greater number of hotels began construction in 1995, a significant number of projects were started during the fourth quarter, and the majority portion of the construction fees will not be received until 1996 when the hotels are completed. This decrease was partially offset by an increase in hotel ownership and operation activity and improvements in occupancy and average daily rates over 1994. In addition to the positive cash flow from operations of $1.9 million, the Company received $7.8 million through the financing of Consolidated Hotel projects, net of principal repayments, and net proceeds of $2.3 million from the Company's line-of-credit. These increases to cash were more than offset by the use of $13.5 million in cash for investing activities during 1995, primarily for the construction of Consolidated Hotel properties. As a result, cash decreased $1.7 million during 1995.

   The Company has four main sources of cash from operating activities:
   revenues from hotel operations; fees from development, construction and renovation projects; fees from management contracts; and fees from employee leasing. Cash from hotel operations is typically received at the time the guest checks out of the hotel. A portion of the Company's hotel operations revenues is generated through other businesses and contracts and are usually paid within 30 to 45 days from billing. Hotel operations experienced operating income of $3.4 million during 1995 compared to $2.5 million during 1994. Fees from development, construction and renovation projects are typically received within 15 to 45 days from billing. Due to the procedures in place for processing its construction draws, the Company typically does not pay its contractors until the Company receives its draw. During 1995, development, construction and renovation projects contributed $2.1 million to the Company's operating income compared to $711,032 in 1994. Management fee revenues are typically received by the Company within five working days from the end of each month. The hotel management segment contributed $831,007 to the Company's operating income in 1995 compared to $250,118 in 1994. Cash from the Company's employee leasing segment is typically received 24 to 48 hours prior to the pay date. The employee leasing segment contributed $216,075 and $149,305 in operating income during 1995 and 1994, respectively.

   During 1995, the Company used $13.5 million in investing activities compared to $8.8 million during 1994. The Company invests cash in three principal areas: the purchase of property and equipment through the construction and renovation of Consolidated Hotels; the purchase of minority equity interests in hotels; and loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. In 1995, the Company used $12.5 million to purchase property and equipment for Consolidated Hotels, used $332,800 for the purchase of minority equity interests in hotels, and used $946,857 for loans to affiliates, net of loan collections. In 1994, the Company used $7.9 million to purchase property and equipment for Consolidated Hotels, used $349,015 for the purchase of minority equity interests in hotels, and used $607,225 for loans to affiliates, net of loan collections. In addition, the Company received distributions from investments in hotels of $505,410 in 1995 compared to $382,229 in 1994. The Company enters into agreements with contractors for the construction of Consolidated Hotels, including hotels under construction at December 31, 1995, after both the construction and long-term mortgage financing is in place. A significant portion of the notes receivable from affiliates is for construction advances which will be collected as the construction of the hotels progresses and the equity and debt financing becomes available to the affiliate through the draw process. Typically, investments in hotels generate positive cash flow after a stabilization period ranging from 90 to 180 days depending upon the geographic location of the hotel and time of year the hotel is opened. As an equity holder, additional cash proceeds can be realized by the Company upon the sale of the properties.

   Cash received from financing activities was $9.9 million in 1995 compared to $7.7 million in 1994. In 1995, the primary factors were proceeds of $7.8 million from the mortgage financing of Consolidated Hotels, net of principal repayments, and $2.3 million in net proceeds from the Company's operating line-of-credit. In 1994, the contributing factor was proceeds of $7.1 million from the mortgage financing of Consolidated Hotels, net of principal repayments. The Company's line-of-credit was increased effective May 1, 1995 to $3,500,000 and expires on May 1, 1996. The Company's operating line-of-credit had a balance of $2.3 million at December 31, 1995. In December of 1995, the same bank providing the operating line-of-credit approved a $7.5 million line-of-credit to be used for construction financing on projects which have firm commitments for permanent mortgage financing when the construction is completed. There was no outstanding balance on the construction line-of-credit as of December 31, 1995. On February 1, 1996, the Company secured an additional $1.5 million line-of-credit from the same bank under terms and conditions similar to its existing operating line-of-credit.

   The Company expects cash from operations to be sufficient to pay all operating expenses and debt service in 1996.

   SEASONALITY

   Revenues from all of the Company's business segments are heavily dependent on hotel occupancy, which results in significant seasonal variations in the Company's revenues, with lower revenues usually in the first and fourth quarters of each year. The impact of seasonality may be diminished if the Company expands further into warmer climates.


   INFLATION
   Management does not believe that inflation has had, or is expected to have, any significant adverse impact on the Company's financial condition or results of operations for the periods presented.

   IMPACT OF NEW ACCOUNTING STANDARDS

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Statement requires that companies adopt this standard for fiscal years beginning after December 15, 1995. The Company adopted this standard on January 1, 1996. Management believes that the impact of SFAS No. 121 on the 1996 financial statements will not be material.

   PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

   All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's plans for future development and operation of AmeriHost Inn hotels are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as the introduction of new hotels or renovation of existing hotels in the same markets; changes in travel patterns which could affect demand for the Company's hotels; changes in development and operating costs, including labor, construction, land, equipment and capital costs; general business and economic conditions; and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as of the date made.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The consolidated financial statements filed as a part of this Form 10-K are included under "Exhibits, Financial Statements and Reports on Form 8-K" under
   Item 14.


   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   There have been no disagreements on accounting and financial disclosure matters which are required to be described by Item 304 of Regulation S-K.



                                      PART III

   ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The Company's executive officers and directors are:

          Name                   Age              Position

   H. Andrew Torchia              52         Chairman of the Board and Director

   Michael P. Holtz               39         President, Chief Executive Officer
                                             and Director

   Richard A. D'Onofrio           52         Executive Vice President and
                                             Director

   Russell J. Cerqua              39         Senior Vice President of Finance,
                                             Secretary, Treasurer, Chief
                                             Financial Officer and Director

   Reno J. Bernardo               64         Director

   Robert L. Barney               59         Director


   H. Andrew Torchia, a co-founder of the Company, has been a Director of the Company since its inception in 1984. Mr. Torchia was President and Chief Executive Officer of the Company from 1985 until 1989, when he became Chairman of the Board of the Company. As Chairman, Mr. Torchia's primary areas of responsibility include business development, corporate finance and strategic and financial planning. Mr. Torchia is also the President and 51% stockholder of Urban 2000 Corp. ("Urban"), a hotel development consulting firm and franchise broker, which was initially the 100% parent of the Company and is currently a principal stockholder. See "Principal Stockholders" under
   Item 12. Mr. Torchia is also the Secretary of AHMCO Corporation ("AHMCO"), a hotel management company in which Mr. Torchia owns a 50% interest which manages only one property, the Best Western at O'Hare. Mr. Torchia has had 27 years of experience in hotel development, operations and franchising as head of regional development for Best Western International, and as a head of independent franchise sales organizations for Quality Inns International and Days Inns.

   Michael P. Holtz has been a Director of the Company since August 1985. From 1985 to 1988, Mr. Holtz served as the Company's Treasurer and Secretary. In 1986, Mr. Holtz was promoted to Chief Operating Officer of the Company with direct responsibility for the Company's day to day operations. In 1988, Mr. Holtz was elected President and Chief Executive Officer of the Company. Mr. Holtz is responsible for development and implementation of all Company operations including hotel development, finance and management. Mr. Holtz has over 20 years experience in hotels operations, management and renovations. Mr. Holtz earned a Masters Degree in Business Administration and a Bachelor of Science degree from Wright State University in Dayton, Ohio.

   Richard A. D'Onofrio, a co-founder of the Company, has been a Director of the Company since its inception in 1984. From 1985 to 1989, Mr. D'Onofrio served as Vice President of the Company. In 1989, Mr. D'Onofrio was promoted to Executive Vice President. His principal areas of responsibility include corporate finance, corporate marketing, investments, and the Company's relationships with the financial community. Mr. D'Onofrio has been involved in various capacities within the hotel and related industries, including the conceptualization and development of franchised restaurants. In addition, Mr. D'Onofrio owned and operated the Quality Inn in Youngstown, Ohio, through 1987. Mr. D'Onofrio acquired 49% of Urban 2000 Corp. ("Urban") during 1994, a hotel development consulting firm and franchise broker, which was initially the 100% parent of the Company and is currently a principal stockholder. See "Principal Stockholders" under Item 12.



   Russell J. Cerqua has been the Senior Vice President of Finance of the Company since 1987, and Treasurer and a Director of the Company since 1988. In 1989, in addition to his other responsibilities, Mr. Cerqua was elected Secretary of the Company. His primary responsibilities include internal and financial reporting, corporate and property financing, development of financial management systems, hotel accounting for managed properties and financial analysis. Prior to joining the Company, Mr. Cerqua was an audit manager with Laventhol & Horwath, the Company's former independent certified public accountants, and was responsible for the Company's annual audits.
   Mr. Cerqua was involved in public accounting for over 9 years, with experience in auditing, financial reporting and taxation. Mr. Cerqua is a Certified Public Accountant, and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society.

   Reno J. Bernardo served as the Senior Vice President of Construction of the Company from 1987 through March 1994, when he went on disability. In 1989, Mr. Bernardo became a Director of the Company and continues to serve in this capacity. His primary responsibilities included managing construction of new properties and directing renovation projects. From 1985 to 1986, Mr. Bernardo was Vice President of Construction with Devcon Corporation, a hotel construction company. From 1982 to 1985, Mr. Bernardo was Project Superintendent with J.R. Trueman and Associates, a hotel construction company, and a subsidiary of Red Roof Inns. His responsibilities included supervision of the development and construction of several Red Roof Inns.

   Robert L. Barney is currently the sole shareholder, President and Chief Executive Officer of Rolling Meadows Golf Club & Estates in Columbus, Ohio. Mr. Barney was a director of Wendy's International, Inc. ("Wendy's"), a restaurant company, when it was founded in 1969. In July 1971, Mr. Barney was appointed President and Chief Operating Officer and in February 1980 became the Chief Executive Officer in which capacity he served until February 1989. Mr. Barney also served as Chairman of the Board of Wendy's from September 1982 until retiring in May 1990, and continued to consult Wendy's until May 1992. Prior to his affiliation with Wendy's, Mr. Barney held positions with Kentucky Fried Chicken and Arthur Treacher's Fish & Chips while owning several franchises for these two restaurant chains. Since December 1991, Mr. Barney has served as a director of Quantum Restaurant Group, Inc., owner of four restaurant chain concepts including Mortons Steak House. Mr. Barney has been a Director of the Company since July 1995.




   ITEM 11.   EXECUTIVE COMPENSATION

   The following table sets forth certain information concerning the annual and long-term compensation for services as officers to the Company for the fiscal years ended December 31, 1995, 1994 and 1993, of those persons who were, at December 31, 1995 (i) the chief executive officer, and (ii) the other two most highly compensated executive officers of the Company (the "Named Officers"). See "Compensation of Directors" under Item 11.

                             SUMMARY COMPENSATION TABLE

                                                                                                  Long-Term
                                                           Annual Compensation                   Compensation

      Name and Principal                                                             Stock          Stock
           Position                      Year         Salary       Cash Bonus        Bonus         Options(1)

    Michael P. Holtz                     1995    $    322,115     $         0     $   196,927        360,000
     President and Chief                 1994         244,913          75,000          75,000         60,000
     Executive Officer                   1993         117,741         177,759               0              0

    Russell J. Cerqua                    1995    $    149,423     $         0     $    56,690        153,333
     Senior Vice President               1994         132,692          15,000          15,000         30,000
     Finance, Secretary,                 1993          75,000          43,900               0              0
     Treasurer and Chief
     Financial Officer

    Richard A. D'Onofrio                 1995    $    137,500     $    27,500     $         0        120,000
     Executive Vice President            1994         162,528               0               0         30,000
                                         1993          99,010          15,000               0              0


   (1) Options for the purchase of 60,000, 30,000, and 30,000  shares of Common
       Stock granted to Messrs. Holtz, Cerqua and D'Onofrio vested as of October
       5, 1994.  Options for the purchase of 260,000, 120,000, and 120,000 shares of Common Stock granted to Messrs. Holtz, Cerqua and D'Onofrio, respectively, vest as follows: 135,000 as of January 1, 1995, 165,000 as of January 1, 1996, and 200,000 as of January 1, 1997. Options for the purchase of 100,000 and 33,333 shares of Common Stock granted to Messrs.
       Holtz and Cerqua, respectively, vested as of December 1, 1995.


   BONUS PLANS

   In April of each year, the Company issues restricted Common Stock to its employees as an incentive for their continued employment. The Company's management determines those employees who are entitled to receive such Common Stock bonus. During 1995, the Company issued 6,775 shares of Common Stock, none of which were issued to the Named Officers reflected above.

   OPTIONS

   The options described in the following tables have been granted other than pursuant to the Incentive Stock Plan or Non-Qualified Plan. There were no options exercised by the Named Officers in 1995.



                         OPTION GRANTS IN LAST FISCAL YEAR

                                                                               Potential Realizable Value at
                                                                                 Assumed Annual Rates of
                                                                                Stock Price Appreciation
                                 Individual Grants                                   for Option Term

                                          % of Total
                                           Options
                                          Granted to     Exercise or
                             Options     Employees in     Base Price   Expiration
    Name                     Granted     Fiscal Year        ($/Sh)        Date            5% ($)      10% ($)

    Michael P. Holtz          260,000       27.99%           $3.56     Jan. 2007         666,657     1,748,790
                              100,000       10.77%           $6.50     Dec. 2005         388,420     1,003,511
                              360,000       38.76%                                     1,055,077     2,752,301

    Russell J. Cerqua         120,000       12.92%           $3.56     Jan. 2007         310,198       815,308
                               33,333        3.59%           $6.50     Dec. 2005         129,472       334,500
                              153,333       16.51%                                       439,670     1,149,808

    Richard A. D'Onofrio      120,000       12.92%           $3.56     Jan. 2007         268,852       681,325

                                      OPTION EXERCISES AND YEAR-END VALUE TABLE

                        Number of Unexercised Options Held at         Value of Unexercised in-the-Money
                                December 31, 1995                       Options at December 31, 1995   (1)
           Name              Exercisable        Unexercisable          Exercisable         Unexercisable

    Michael P. Holtz             332,000             198,000               $501,313             $500,438
    Richard A. D'Onofrio         190,688             103,000                379,789              245,125
    Russell J. Cerqua            132,833              94,875                219,125              243,094
    Reno J. Bernardo              39,500               4,875                 74,750                1,219
    _______________
   (1)   Fiscal year ended December 31, 1995.  The closing sale price of the
         Company's Common Stock on such date on the Nasdaq National Market was
         $6.25.


   COMPENSATION OF DIRECTORS

   Each Director of the Company receives an annual retainer fee of $9,000 ($750 per month). Each Director of the Company also receives $250 for each Board of Directors meeting attended in person, $150 for each Board of Directors meeting conducted by telephone and $150 for each committee meeting. In addition, each Director is reimbursed for all out-of-pocket expenses related to attendance at Board meetings.

   Mr. Torchia, a Director of the Company, also receives indirect compensation through a consulting agreement between the Company and Urban which commenced in January 1991. Under the terms of the consulting agreement, Urban receives a monthly consulting fee of $20,000 for the provision of business development services to the Company. The Company also paid Urban $236,138 in additional fees in 1995, for transactions brought to the Company. In addition, Urban received $82,400 in transactional fees in 1995, directly from partnerships in which the Company is a general partner. See "Certain Relationships and Related Transactions" under Item 13.

   ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 15, 1996, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's Directors, (iii) each of the Named Officers and (iv) all Directors and executive officers as a group.

                                             Shares Beneficially Owned
                                                As of March 15, 1996
     Name                                                Number                               Percent
     Michael P. Holtz                                   711,498         (1)                    11.1
     Wellington Management Company                      568,300         (2)                     9.5
     Massachusetts Financial Services Company           516,500         (3)                     8.6
     H. Andrew Torchia (6)                               434,680        (1)(4)                  7.0
     Richard A. D'Onofrio                               425,727         (1)(5)                  6.9
     Russell J. Cerqua                                  245,805         (1)                     4.0
     Reno J. Bernardo                                    86,766         (1)                     1.4
     Robert L. Barney                                         0                                  .0

    ALL DIRECTORS AND EXECUTIVE
      OFFICERS AS A GROUP (6 PERSONS)                 1,904,476                                26.9


      (1) Includes shares subject to options exercisable presently or within 60 days as follows: Mr. Holtz, 417,000 shares, Mr.
               Torchia, 232,063 shares, Mr. D'Onofrio, 230,688 shares, Mr.
               Cerqua, 172,833 shares, Mr. Bernardo, 39,500 shares.
      (2) Wellington Management Company ("WMC"), in its capacity as investment advisor, may be deemed beneficial owner of 568,300 shares of the Company which are owned by numerous investment counselling clients. Of the shares shown above, WMC has shared voting power for 314,000 shares and shared investment power for 568,300 shares.
      (3) Massachusetts Financial Services Company ("MFS"), in its capacity as investment manager, may be deemed beneficial owner of 516,500 shares of the Company which are also beneficially owned by MFS
               Series Trust II - MFS Emerging Growth Stock Fund, shares of which are owned by numerous investors. MFS has sole voting and investment power for the 516,500 shares.
      (4) Includes 191,674 shares owned by Urban 2000 Corp. and 1,543 shares owned by Niles 1290 Corp., a wholly-owned subsidiary of Urban 2000 Corp. Mr. Torchia is the President and 51% stockholder of Urban 2000 Corp.
      (5) Includes 184,158 shares owned by Urban 2000 Corp. and 1,482 shares owned by Niles 1290 Corp., a wholly-owned subsidiary of Urban 2000 Corp. Mr. D'Onofrio is a 49% stockholder in Urban
               2000 Corp.
      (6) The address of this stockholder is c/o Amerihost Properties, Inc., 2400 East Devon, Suite 280, Des Plaines, Illinois.


   ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Urban 2000 Corp. ("Urban") is a principal shareholder of the Company and is owned 51% by H. Andrew Torchia, the Chairman of the Board and a Director of the Company, and 49% by Richard D'Onofrio, the Executive Vice President and a Director of the Company. Urban, a licensed franchise broker, through December 1993, was working with HFS, Inc. under a franchise brokerage agreement, whereby Urban received commissions for the sale of franchises, including sales to the Company and its affiliates. Urban and Torchia were also entitled to referral fees for sales of HFS, Inc. system franchises to unaffiliated third parties under certain circumstances. The Company's affiliates previously have purchased HFS, Inc. system franchises through Urban; however, such purchases have never been a significant expense to the Company. The prices for such franchise license agreements were at least as favorable as the prices the Company would have paid to a comparable franchising company. The Company's relationship with Urban has provided the Company with access to leads for hotel development projects. Many of the Company's development projects, acquisitions, management contracts and relationships with investors, developers and third party owners have been established through Urban's contacts.

   Urban and Mr. Torchia provide business development and consulting service to the Company under a consulting agreement with Urban which commenced in January 1991. Under the terms of this agreement, Urban receives a monthly consulting fee of $20,000 plus the use of the Company's telephone system. No additional amounts are paid to Urban for reimbursement of expenses. As part of this arrangement, Mr. Torchia no longer receives compensation for the services he provides to the Company in his capacity as an Officer of the Company. Consistent with standard industry practices, the Company pays Urban additional fees for transactions brought to the Company. During 1995, Urban received $236,138 in additional fees from the Company and received $82,400 in other transactional fees directly from partnerships in which the Company is a general partner.


                                      PART IV


   ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.


         Financial Statements:
   The following consolidated financial statements are filed as part of this Report on Form 10-K for the fiscal year ended December 31, 1995.

         (a)(1)      Financial Statements:

        Report of Independent Certified Public Accountants   . . . . . . . . F-1

         Consolidated Balance Sheets at December 31, 1995
          and 1994                       . . . . . . . . . . . . . . . . . . F-2

         Consolidated Statements of Operations for the years
          ended December 31, 1995, 1994 and 1993           . . . . .         F-4

         Consolidated Statements of Shareholders' Equity
          for the years ended December 31, 1995, 1994 and 1993   . . . . .   F-5

         Consolidated Statements of Cash Flows for the years
          ended December 31, 1995, 1994 and 1993           . . . . .         F-6

         Notes to Consolidated Financial Statements          . . . .         F-8



        (a)(3)       Exhibits:

   The following exhibits were included in the Registrant's Report on Form 10-K filed on March 26, 1993, and are incorporated by reference herein:


   Exhibit No.                            Description


       3.1 Amended and Restated Certificate of Incorporation of Amerihost Properties, Inc.
       3.2           By-laws of Amerihost Properties, Inc.
       4.2           Specimen Common Stock Purchase Warrant for Employees
       4.3           Specimen 7% Subordinated Note
       4.4           Specimen Common Stock Purchase Warrant for 7% Subordinated
                     Noteholders
       4.5           Form of Registration Rights Agreement for 7% Subordinated
                     Noteholders
      10.1           Non-Qualified Stock Option Plan
      10.2           Incentive Stock Option Plan



   The following exhibits were included in the Registrant's Report on Form 10-K filed on March 25, 1994, and are incorporated by reference herein:

   Exhibit No.                            Description

      10.4           Urban 2000 Corp. Consulting Agreement



   The following exhibits are included in this Report on Form 10-K dated March 19, 1996:

   Exhibit No.                            Description

      21.1           Subsidiaries of the Registrant
      23.1           Consent of BDO Seidman, LLP
      27.0           Financial Statement Schedule
   Reports on Form 8-K:

   There were no reports on Form 8-K filed during the quarter ended December 31, 1995.


                                     SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   AMERIHOST PROPERTIES, INC.

                                                   By: /s/ Michael P. Holtz

                                                       Michael P. Holtz
                                                       Chief Executive Officer


                                                   By: /s/ Russell J. Cerqua

                                                       Russell J. Cerqua
                                                       Chief Financial Officer


                                                   By: /s/ James B. Dale

                                                       James B. Dale
                                                       Corporate Controller
   March 19, 1996


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    /s/ H. Andrew Torchia                          /s/ Michael P. Holtz
   H. Andrew Torchia, Director                     Michael P. Holtz, Director
   March 19, 1996                                  March 19, 1996



   /s/ Russell J. Cerqua                           /s/ Richard A. D'Onofrio

   Russell J. Cerqua, Director                     Richard A. D'Onofrio,Director
   March 19, 1996                                  March 19, 1996


   /s/ Reno J. Bernardo                            /s/ Robert L. Barney
   Reno J. Bernardo, Director                      Robert L. Barney, Director
   March 19, 1996                                  March 19, 1996




                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


   To The Board of Directors of
   Amerihost Properties, Inc.


   We have audited the accompanying consolidated balance sheets of Amerihost Properties, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amerihost Properties, Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows, for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                         BDO Seidman, LLP


   Chicago, Illinois
   February 29, 1996



                    AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS



                                                   December 31,     December 31,
                                                     1995             1994
                   ASSETS

   Current assets:
     Cash and cash equivalents                   $    1,371,278   $    3,026,029
     Accounts receivable (including $802,164
        and $703,465 from related parties)
        (Note 12)                                     3,270,094        2,457,233
     Notes receivable (including $1,752,126
        and $1,687,178 from related parties) (Note 3) 1,965,048        1,834,908
     Prepaid expenses and other current assets          188,163          370,471
     Refundable income taxes                            230,530            -
     Costs and estimated earnings in excess of
        billings on uncompleted contracts
        (including $3,574,939 and $1,315,707
        from related parties) (Notes 4 and 12)        3,900,879        2,005,274

         Total current assets                        10,925,992        9,693,915
   Investments (Notes 5 and 7)                        2,388,999        2,995,234

   Property and equipment (Notes 8, 9 and 15):
     Land                                             4,236,309        2,240,952
     Buildings                                       22,075,629        9,124,901
     Furniture, fixtures and equipment                9,204,377        3,784,608
     Construction in progress                           662,159        2,253,456
     Leasehold improvements                           2,050,654          791,800
                                                     38,229,128       18,195,717

     Less accumulated depreciation and amortization   5,404,102        1,729,611

                                                     32,825,026       16,466,106


   Long-term notes receivable (including
     $1,450,616 and $1,272,612 from related
     parties) (Note 3)                                2,863,580        2,737,882

   Costs of management contracts acquired, net of
     accumulated amortization of $913,393 and
     $768,324 (Note 2)                                  664,110          492,253

   Other assets (including deferred taxes of $383,000
     and $487,000), net of accumulated amortization
     of $1,451,715 and $769,669 (Notes 6 and 11)      2,785,595        2,018,192
                                                      6,313,285        5,248,327


                                                 $   52,453,302   $   34,403,582


                    AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS



                                                   December 31,     December 31,
                                                     1995             1994

    LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                            $    3,751,097   $    3,224,973
     Bank line-of-credit (Note 7)                     2,317,036            -
     Accrued payroll and related expenses               688,648          679,971
     Accrued real estate and other taxes                606,468          362,409
     Other accrued expenses and current liabilities     666,352          262,331
     Current portion of long-term debt (Note 8)       1,042,847          566,808
     Income taxes payable                                -               415,197

         Total current liabilities                    9,072,448        5,511,689


   Long-term debt, net of current portion
     (Notes 8 and 10)                                23,971,481       12,975,226

   Deferred income                                      686,388        1,051,457

   Commitments (Notes 9, 14 and 15)

   Minority interests                                 1,456,226        1,192,925

   Shareholders' equity (Notes 9, 12, 14 and 16):
     Preferred stock, no par value; authorized 100,000 shares;
        none issued                                       -                -
     Common stock, $.005 par value; authorized 15,000,000 shares;
        issued 5,977,213 shares at December 31, 1995, and
        5,570,013 shares at December 31, 1994            29,886           27,850
     Additional paid-in capital                      16,920,237       15,465,891
     Retained earnings (deficit)                      1,709,803         (428,289)

                                                     18,659,926       15,065,452
     Less:
         Stock subscriptions receivable (Note 3)       (436,875)      (436,875)
         Notes receivable (Note 2)                     (956,292)      (956,292)

                                                     17,266,759       13,672,285

                                                 $   52,453,302   $   34,403,582



                    AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED DECEMBER 31,




                                                               1995                   1994                1993

    Revenue:
       Hotel operations                                    $   24,359,999        $   15,428,022       $    9,091,778
       Development and construction                            12,238,128            12,036,918            6,970,709
       Management services                                      3,010,935             2,711,637            2,849,673
       Employee leasing                                        12,353,355            13,169,942           15,361,940
                                                               51,962,417            43,346,519           34,274,100

    Operating costs and expenses:
       Hotel operations                                        17,065,041            10,457,154            6,779,306
       Development and construction                            10,117,782            11,315,973            6,112,327
       Management services                                      2,003,310             2,288,765            2,296,589
       Employee leasing                                        12,131,262            13,014,542           15,201,158
                                                               41,317,395            37,076,434           30,389,380

                                                               10,645,022             6,270,085            3,884,720

       Depreciation and amortization                            2,268,181             1,140,801              927,527
       Leasehold rents - hotels                                 1,976,154             1,660,903            1,651,778
       Corporate general and administrative                     2,110,939             2,012,710            1,783,051

    Operating income (loss)                                     4,289,748             1,455,671             (477,636)

    Other income (expense):
       Interest expense                                        (1,755,745)             (854,880)            (589,945)
       Interest income                                            560,724               428,353              479,405
       Other income                                                44,099                37,836               24,518
       Equity in net income and losses of affiliates              387,439                31,511               29,836
       Debt acceleration charge                                     -                     -                 (485,411)

    Income (loss) before minority interests
        and income taxes                                        3,526,265             1,098,491           (1,019,233)

    Minority interests in operations of
      consolidated subsidiaries and partnerships                  (59,173)             (146,070)             (37,660)

    Income (loss) before income tax                             3,467,092               952,421           (1,056,893)

    Income tax expense (benefit)                                1,329,000               381,000             (295,600)

    Net income (loss)                                     $     2,138,092        $      571,421       $     (761,293)

    Net income (loss) per share                         $            0.35      $           0.10       $          (0.15)



                    AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                                                           Stock
                                                                                                          subscrip-
                                                              Common stock      Additional                tions        Total
                                                                                 paid-in                  and notes    shareholders'
                                                          Shares      Amount      capital    Deficit      receivable   equity
BALANCE AT JANUARY 1, 1993                                2,193,646  $  10,968 $ 4,083,430  $  (238,417) $       0    $ 3,855,981
  Authorized shares issued upon note conversion             278,125      1,391   1,039,429                              1,040,820
  Authorized shares issued upon warrant exercise
   (Notes 9 and 14)                                       1,440,790      7,204    430,296                  (436,875)          625
  Authorized shares issued in public offering (Note 9)    1,550,000      7,750  9,564,794                               9,572,544
  Authorized shares issued for compensation and investment   13,143         66     62,010                                  62,076
  Reclassification of note receivable (Note 2)                                                             (990,000)      (990,000)
  Net loss for the year ended December 31, 1993                                                 (761,293)                 (761,293)


BALANCE AT DECEMBER 31, 1993                              5,475,704     27,379 15,179,959       (999,710)  (1,426,875)  12,780,753

  Authorized shares issued for compensation and investment   94,309        471    285,932                                  286,403
  Sale of note and receivables to officers (Note 2)                                                           990,000      990,000
  Collateralized notes receivable from officers (Note 2)                                                     (956,292)    (956,292)
  Net income for the year ended December 31, 1994                                                571,421      571,421


BALANCE AT DECEMBER 31, 1994                              5,570,013     27,850 15,465,891       (428,289)   (1,393,167) 13,672,285

  Authorized shares issued for compensation and investment  407,200      2,036  1,454,346                                1,456,382
  Net income for the year ended December 31, 1995                                              2,138,092                 2,138,092


BALANCE AT DECEMBER 31, 1995                              5,977,213  $  29,886 $16,920,237  $  1,709,803   $(1,393,167) $17,266,759



                    AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED DECEMBER 31,




                                                               1995                   1994            1993
    Cash flows from operating activities:

       Cash received from customers                        $   49,673,144        $   42,775,919   $   34,422,093
       Cash paid to suppliers and employees                   (44,715,078)          (40,282,468)     (32,953,736)
       Interest received                                          491,749               313,128          386,833
       Interest paid                                          (1,660,803)              (803,054)        (623,684)
       Income taxes refunded (paid)                            (1,870,727)              211,197         (538,172)

    Net cash provided by operating activities                   1,918,285             2,214,722          693,334

    Cash flows from investing activities:

       Distributions from affiliates                              505,410               382,229          548,882
       Purchase of property and equipment                     (12,539,148)           (7,872,269)      (8,291,502)
       Purchase of investments                                   (332,800)             (349,015)      (1,005,600)
       Increase in notes receivables                           (2,332,472)           (1,568,266)      (2,794,345)
       Collections on notes receivables                         1,385,615               961,041          927,174
       Preopening and management contract costs                  (316,926)             (279,000)         (55,000)
       Sale of investments                                         55,000                25,000           25,000
       Other                                                       69,124               (63,938)         (91,889)

    Net cash used in investing activities                     (13,506,197)           (8,764,218)     (10,737,280)

    Cash flows from financing activities:

       Proceeds from issuance of long-term debt                 8,478,903             7,444,998        3,447,587
       Principal payments of long-term debt                      (724,709)             (388,844)      (2,405,865)
       Proceeds from line of credit                             4,461,182             1,290,000        1,275,000
       Repayment on line of credit                             (2,144,146)           (1,290,000)      (1,275,000)
       (Decrease) increase in minority interest                  (138,069)              634,036          327,125
       Proceeds from issuance of common stock                       -                     -            9,614,577
       Increase in deferred offering costs                          -                     -              (82,738)
       Principal payments of notes payable                          -                     -             (250,000)

    Net cash provided from financing activities                 9,933,161             7,690,190       10,650,686

    Net (decrease) increase in cash                            (1,654,751)            1,140,694          606,740

    Cash and cash equivalents, beginning of year                3,026,029             1,885,335        1,278,595

    Cash and cash equivalents, end of year                $     1,371,278        $    3,026,029   $    1,885,335


                    AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED DECEMBER 31,




                                                               1995                   1994            1993

    Reconciliation of net income (loss) to net cash provided by operating activities:

    Net income (loss)                                        $  2,138,092         $     571,421      $   (761,293)

    Adjustments to reconcile net income (loss) to net cash provided by operating activities:

       Depreciation                                             1,787,080               796,702           315,317
       Amortization                                               481,101               344,099           612,210
       Debt acceleration charge                                     -                     -               485,411
       Decrease (increase) in deferred taxes, net of
         valuation allowance                                      104,000              (199,000)         (108,000)
       Equity in net (income) loss of affiliates before
            amortization of deferred income                      (214,884)               47,322            40,372
       Minority interests in net income of subsidiaries            59,173               146,070            37,660
       Amortization of deferred income                           (172,555)              (78,833)          (70,208)
       Amortization of deferred interest                           (5,633)               (8,571)          (15,000)
       Amortization of loan discount                               45,393                45,393            73,602
       Compensation paid through issuance of common stock         212,843                98,832            26,655
       Loss (gain) on sale of investments and equipment            18,585               (24,572)          (24,490)
       Partnership interests received in lieu of cash               -                     -              (100,000)
       Write-off of note receivable                                 -                   190,000                -

       Changes in assets and liabilities, net of effects of acquisitions:

            (Increase) decrease in accounts receivable           (519,695)               72,554             263,432
            Decrease (increase) in prepaid expenses and
              other current assets                                251,305              (197,373)           (160,935)
            (Increase) decrease in refundable income taxes       (230,530)              376,000            (376,000)
            Increase in costs and estimated earnings in
              excess of billings                               (1,895,605)             (907,658)           (237,748)
            Increase in other assets                             (547,318)             (467,661)           (293,281)

            Increase in accounts payable                          471,881               278,059             897,038
            (Decrease) increase in income taxes payable          (415,197)              415,197            (349,800)
            Increase in accrued payroll and other accrued
              expenses and current liabilities                    300,700               565,292             400,997
            Increase (decrease) in accrued interest                49,549                 6,433            (107,342)
            Increase in deferred income                             -                   145,016             144,737

    Net cash provided by operating activities                $  1,918,285          $  2,214,722       $     693,334


   1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Organization:

         Chicagoland Concessions, Inc. (the "Company") was incorporated under the laws of Delaware on September 19, 1984, to operate concession stands in the Chicago metropolitan area. On September 19, 1985, the Company changed its name to America Pop, Inc.

         In December, 1986, the Company ceased its operations of all concession stand facilities and during 1987, repositioned itself into hotel/motel development, construction and ownership/operation. In order to more appropriately reflect the nature of the Company's business, on August 21, 1987, the Company changed its name to Amerihost Properties, Inc. ("API").

         Principles of consolidation:

         The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and partnerships in which the Company has a controlling ownership interest. Significant intercompany accounts and transactions have been eliminated.

         Construction accounting:

         Development fee revenue from construction/renovation projects is recognized using the percentage-of-completion method over the period beginning with the execution of contracts and ending with the commencement of construction/renovation.

         Construction fee revenue from construction/renovation projects is recognized on the percentage-of-completion method, generally based on the ratio of costs incurred to estimated total contract costs. Revenue from contract change orders is recognized to the extent costs incurred are recoverable. Profit recognition begins when construction reaches a progress level sufficient to estimate the probable outcome. Provision is made for anticipated future losses in full at the time they are identified.

         Construction period interest in the amount of $119,749 and $37,222 was capitalized in 1995 and 1994, respectively, and included in property and equipment.

         Cash equivalents:

         The Company considers all investments with a maturity of three months or less to be cash equivalents.

         Concentration of credit risk:

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, accounts receivable and notes receivable. The Company invests temporary cash balances in financial instruments of highly rated financial institutions generally with maturities of less than three months. A substantial portion of accounts receivable are from hotels located in the midwestern United States, where collateral is generally not required, and from hotel operators for the development and construction of hotels pursuant to written contracts. Notes receivable are primarily from hotel operating entities generally located in the midwestern and southern United States, and two of the Company's officers.

         Fair value of financial instruments:

         The carrying values reflected in the consolidated balance sheet at December 31, 1995 reasonably approximate the fair values for cash and cash equivalents, accounts and contracts receivable and payable, and variable rate long-term debt. The majority of the notes receivable are collateralized by shares of the Company's common stock, investments in hotels, a second mortgage on a hotel property, and personal guarantees. Construction/renovation and working capital notes are repaid to the Company within a relatively short period after their origination. The notes receivable bear interest at rates approximating the current market rates and the carrying value approximates their fair value. The Company estimates that the fair value of its fixed rate long-term debt at December 31, 1995 approximates the carrying value considering the property specific nature of the notes and in certain cases, the subordinated nature of the debt. In making such assessments, the Company considered the current rate at which the Company could borrow funds with similar remaining maturities and discounted cash flow analysis as appropriate.

         Investments:

         Investments are accounted for using the equity method, under which method the original investment is increased (decreased) by the Company's share of earnings (losses), and is reduced by dividends or distributions when received. Other investments are recorded at cost.

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

         For each classification of property and equipment, depreciable periods are as follows:

               Building                             31.5-39 years
               Furniture, fixtures and equipment        5-7 years
               Leasehold improvements                  3-10 years

         Costs of management contracts acquired:

         The costs of management contracts acquired includes amounts paid to acquire management contracts and pre-opening costs incurred in connection with new management contracts. These amounts are being amortized by use of the straight-line method over periods ranging from two to five years.

         Other assets:

         Cost in excess of net assets of subsidiaries:

         Cost in excess of net assets of subsidiaries are amortized on a straight-line basis over a period of 31.5 years.

         Organization costs:

         Organization costs are being amortized by use of the straight-line method over a period of five years.

         Investment in leases:

         Investment in leases represents the amounts paid for the acquisition of leasehold interests for certain hotels. These costs are being amortized by use of the straight-line method over the terms of the leases.

         Deferred subordinated note costs:

         Deferred subordinated note costs represent the costs incurred in issuing the 7% subordinated notes. These costs are being amortized by use of the straight-line method over the life of the debt.

         Franchise fees:

         Franchise fees represent the initial franchise fees paid to franchisors for certain hotels and are being amortized by use of the straight-line method over the term of the franchise licenses, ranging from 10 to 20 years.

         Deferred income:

         Deferred income represents that portion of fees earned from entities in which the Company holds an ownership interest, which is equal to the Company's proportional ownership interest in the entity. The balance of the fees are recorded in income as earned. The deferred income is being amortized over the life of the operating assets owned by the affiliated entity.

         Also included in deferred income is the unamortized portion of loan points collected from a loan made to an unaffiliated party in connection with the acquisition of management contracts. These are being amortized into interest income over the life of the loan. (Note
         2)

         Income taxes:

         Deferred income taxes are provided on the differences in the bases of the Company's assets and liabilities determined for tax and financial reporting purposes.

         Earnings (loss) per share:

         Computations of earnings per share of common stock are computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents. Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock. Common stock equivalents include stock options and warrants. The weighted average number of shares used in the computations were equal to 6,124,750, 5,624,478 and 5,037,918 for the years ended December 31, 1995, 1994 and 1993, respectively.

         Advertising:

         The costs of advertising, promotion and marketing programs are charged to operations in the year incurred. These costs were approximately $462,000, $218,000, and $167,000 for the years ended December 31, 1995,
         1994 and 1993, respectively.

         Estimates:

         The accompanying consolidated financial statements include estimated amounts and disclosures based on management's assumptions about future events. Actual results may differ from those estimates.

         Reclassifications:

         Certain reclassifications have been made to the 1993 and 1994 financial statements in order to conform to the 1995 presentation.

   2.    MANAGEMENT CONTRACTS:

         Diversified

         On November 9, 1991, the Company entered into agreements with Diversified Innkeepers, Inc., its shareholders and various affiliates ("Diversified") to acquire management contracts for eleven properties in the Southeastern United States for cash and stock in the total amount of $548,772, which is being amortized over the term of the management contracts which have been renewed through September 30, 2000. In addition, the Company issued warrants to acquire 125,000 shares of the Company's Common Stock, and agreed to loan Diversified a total of $1,500,000 (Note 3).

         Grand

         On May 21, 1992, the Company entered into agreements with Grand American Hotel Management, Inc. ("Grand"), its shareholders and certain other entities owned by the shareholders of Grand to acquire seven management contracts for cash and stock in the amount of $401,676. In addition, the Company issued warrants to acquire 210,050 shares of the Company's Common Stock, which were subsequently exercised, and agreed to loan the shareholders of Grand a total of $800,000 (the "Original Note") with interest at the rate of 10% per annum. The note was collateralized by 165,784 shares of the Company's Common Stock.

         During 1993, the Company and Grand agreed to terminate the Company's management of the seven properties. In connection with the termination agreement, the terms of the Original Note were revised as of June 1, 1993 providing for an additional $190,000 note (the "Termination Note") due to the Company for a management contract termination fee, a reduced interest rate on the Original Note, and monthly principal payments on both notes through April 1995 with a final payment of $736,000 on May 31, 1995. The Company did not receive any payments for principal or interest in 1994. The Termination Note was written off in 1994.

         In November 1994, the Company notified Grand of its intention to take the 165,784 shares of common stock in lieu of the $800,000 note and $156,292 in related receivables. Prior to taking possession of the stock, in December 1994, two of the Company's officers executed notes in the amount of $956,292 to the Company for the purchase of the Original Note and related receivables, and the 165,784 shares of the Company's stock held as collateral on the Original Note. The officer notes provide for annual payments of interest only at 8% per annum, with the principal balance due December 31, 1997 and are collateralized by a total of 273,369 shares of the Company's Common Stock. The officers have the option to pay interest and principal with shares of the Company's Common Stock, whereby the number of shares offered must have a fair market value at time of payment equal to the amount then due. These notes receivable have been classified as a reduction of shareholders' equity on the accompanying balance sheets.

   3.    NOTES RECEIVABLE:

         Related parties:

         On June 20, 1990, the Company loaned $150,000 to the Hammond, Indiana 490 Partnership, which leases and operates the Ramada Inn Hammond. The note is due on demand and provides for interest at the rate of 10% per annum. The balance of this note was $122,493 at December 31, 1995 and 1994. During 1995, the Hammond, Indiana 490 Partnership contributed its leasehold interests and other assets to a newly formed LLC in exchange for a 35.0% interest. The LLC has since closed the Ramada Inn, razed a portion of the building and begun renovation of the 86 remaining rooms. This new hotel is scheduled to open in March 1996 as an AmeriHost Inn. In March 1996, the Company exchanged the note receivable for an additional 49% ownership interest in the Hammond, Indiana 490 Partnership.

         During 1993 the Company loaned $723,843, with interest at the rate of 10% per annum, to Euless, TX 1192 General Partnership to be used for the acquisition, renovation and operation of the Ramada Inn Euless, Texas. The loan and interest are to be paid from priority distributions from the partnership. Additional amounts of $120,348 and $318,769 were loaned during 1995 and 1994, respectively.

         During 1994 the Company loaned $525,000, with interest at a rate of 10%, to Macomb, IL 994 Limited Partnership to be used for the development and construction of the Amerihost Inn Macomb, Illinois. The entire loan and accrued interest were repaid during 1995 using the proceeds from the syndication of the limited partnership interests.

         The Company has advanced a total of $1,832,788 and $1,220,184 at December 31, 1995 and 1994, respectively, to other partnerships in which the Company has a minority ownership interest for working capital and construction purposes. The advances bear interest rates ranging from 10% to prime plus 3% and are due on demand. The Company expects the partnerships to repay these advances through cash flow generated from hotel operations and mortgage financings.

         Other:

         As part of the purchase of management contracts from Diversified Innkeepers, Inc. in November, 1991, the Company entered into a financing agreement whereby the Company provided financing to the shareholders of Diversified in the total amount of $1,500,000, collateralized by 125,000 shares of the Company's common stock, a limited partnership interest in a hotel, a second mortgage on another hotel property, and a personal guarantee by the shareholders. The loan provided for interest only payments to be made at the rate of 12% per annum for a period of two years ending January 1995. Beginning February 6, 1995, the note provided for monthly payments of principal and interest in accordance with a fifteen-year amortization schedule, with all remaining principal and accrued interest due on December 31, 1999. In October, 1995, the note was modified to reduce the interest rate to 10% per annum and extend the term to the earlier of the termination of the related management contracts or September 30, 2000. The monthly payments of principal and interest were also modified to $16,250 per month. The balance of the note at December 31, 1995 was $1,467,886. The Company received a $60,000 financing fee which is being amortized into interest income over the life of the loan.

         In connection with the Diversified transaction, the Company also issued
         125,000 stock options which were exercised in January 1993, in consideration for a secured promissory note in the amount of $436,875
         with interest at 6.5% per annum.  The total principal balance is due
         April 30, 1997, unless the stock is sold, and is collateralized by limited partnership interests.  This note receivable has been classified as a reduction of shareholders' equity on the accompanying balance sheets.

         During 1993 and 1994 the Company loaned $100,000 and $13,000 to a co-partner in ten partnerships. The loans provide for interest rates ranging from prime to prime plus 2% per annum and are due on demand. The $100,000 loan is secured by the co-partner's shares of partnership interests in two hotels.


   4.    COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED
         CONTRACTS:

         Information regarding contracts-in-progress is as follows at December 31, 1995 and 1994:

                                                        1995         1994

      Costs incurred on uncompleted contracts        $  3,637,650    $ 3,392,795

      Estimated earnings                                2,360,089      1,020,607
                                                        5,997,739      4,413,402

      Less billings to date                             2,096,860      2,408,128

      Costs and estimated earnings in excess of
         billings on uncompleted contracts           $  3,900,879    $ 2,005,274


   5.    INVESTMENTS:

         Investments at December 31, 1995 and 1994, are comprised of the following, including the name of the investee, the nature of the investment and the property owned by the investee:

                                                  1995             1994
         Accounted for at cost:

         Richmond Investors, Inc. (a)        $        -        $        450
            15% of outstanding shares of common stock
            2% general partner in the Richmond 688
            Limited Partnership

         Ashland Motel Associates (b)                 -             135,000
            11% limited partner
            Days Inn Ashland, Ohio

         Venture South Hospitalities One
           Pass Christian LLC (b)                    -              10,000
            1% limited partner
            Days Inn Pass Christian, Mississippi

         Accounted for using the equity method:

         Athens Motel Associates Limited
           Partnership                            46,454            47,925
            12.5% general partner
            Days Inn Athens, Ohio

         Cloverdale, Indiana 588-1 Partnership    24,572             5,435
            25% general partner
            Days Inn Cloverdale, Indiana

         Crawfordsville, Indiana 888-2
           Partnership                           (37,921)          (23,506)
            25% general partner
            Days Inn Crawfordsville, Indiana

         Richmond 688 Limited Partnership (a)         -             105,134
            14.7% limited partner
            Days Inn Richmond, Illinois

         Bravanni Enterprises, Inc. & Melrose
           Park Trust                              (2,229)           12,841
            25% interest
            Days Inn Melrose Park, Illinois

         Schiller Park 1288 Limited Partnership   (11,094)            3,840
            5% general partner
            Days Inn O'Hare South, Schiller Park, Illinois

         Athens Motel Associates Limited
           Partnership II                         140,451           120,834
            20% general partner
            AmeriHost Inn Athens, Ohio

         Kent 2-89 Partnership                    (27,101)          (26,317)
            10% general partner
            Days Inn Brimfield, Ohio

         Shorewood 689 Limited Partnership        187,764           192,368
            10% general partner
            Days Inn Shorewood, Illinois

         Marysville, Ohio 589-3 Partnership       (96,672)         (106,268)
            25% general partner
            Days Inn Marysville, Ohio

         Plainfield, Indiana 989-4 Partnership     92,774            88,828
            25% general partner
            Days Inn Plainfield, Indiana

         Hammond, Indiana 490 Partnership         113,012           (96,186)
            1% general partner
            Ramada Inn Hammond, Indiana

         Bowling Green, Ohio 590 Limited
           Partnership (c)                            -             196,021
            39.17% limited & 25% general partner
            Days Inn Bowling Green, Ohio

         Niles, Illinois 1290 Hotel Partnership    57,980            63,873
            16.33% general partner
            Days Inn Niles, Illinois

         Host Venture Group                        16,250            16,500
            25% general partner
            Joint venture with The R.R.A. Group of Ohio

         Findlay, Ohio 391 Limited Partnership (c)    -             114,401
            15% general & 41.67% limited partner
            Days Inn Findlay, Ohio
         Portage 691 Limited Partnership           36,187            40,755
            10% general partner
            Days Inn Portage, Indiana

         Zanesville, Ohio 1190 Limited Partnership (2,619)             (561)
            10% general partner
            Days Inn Zanesville, Ohio

         Dayton, Ohio 1291 Limited Partnership (c)    -               9,008
            15% general & 46.5% limited partner
            Days Inn Dayton, Ohio

         New Philadelphia, Ohio 592 Ltd
           Partnership (c)                            -             299,579
            24.65% general & 25.7% limited partner
            Days Inn New Philadelphia, Ohio

         Middletown, Ohio 592 Limited Partnership (55,094)            6,832
            25% general & 8.59% limited partner
            Oakbrook Inn Middletown, Ohio

         Lancaster, Ohio 1191 Limited Partnership 189,725           134,705
            15% general & 10% limited partner
            AmeriHost Inn Lancaster, Ohio

         Plainfield II Indiana 192-5 Partnership   38,409            50,040
            25% ownership
            AmeriHost Inn Plainfield, Indiana

         Altoona, Pennsylvania 792 Limited
           Partnership (c)                              -            22,831
            20% general & 42.78% limited partner
            Holiday Inn Altoona, Pennsylvania

         Ft. Myers, Florida 992 Limited
           Partnership                            109,896           132,189
            20% general partner
            Hampton Inn Ft. Myers, Florida

         Oil City, PA 1192 Limited Partnership    (75,662)          (69,502)
            25% general & 3.05% limited partner
            Holiday Inn Oil City, Pennsylvania

         Mosinee Airport Inn                       52,964            41,189
            16.7% general partner
            Days Inn Mosinee, Wisconsin

         Logan, Ohio 692 Limited Partnership       87,489            86,437
            15% general & 7.94% limited partner
            AmeriHost Inn Logan, Ohio

         Elk Grove, Illinois 1292 General
           Partnership                            171,882           246,480
            50% general partner
            Days Inn Elk Grove, Illinois

         Kenosha, Wisconsin 193 General
           Partnership                            555,948           536,246
            50% general partner
            Days Inn Kenosha, Wisconsin

         Ann Arbor, Michigan 193 Limited
           Partnership                            163,813            98,014
            25% general & 14.17% limited partner
            Days Inn Ann Arbor, Michigan

         Euless, Texas 1192 General
           Partnership                            174,018           221,714
            25% general partner
            Ramada Inn Euless, Texas

         Mansfield, Ohio 993 General Partnership  151,745           162,400
            40% general partner
            Days Inn Mansfield, Ohio

         Washington C.H., Ohio 194 Limited
           Partnership                           154,821           102,580
            15% general & 6.9% limited partner
            AmeriHost Inn Jeffersonville, Ohio

         Vicksburg, MS 694-711 Partnership         17,224            13,125
            50% general partner
            Days Inn Rainbow Park, Mississippi
            Began operations May 1995

         Macomb, IL 994 Limited Partnership        (6,079)            -
            25% general partner
            AmeriHost Inn Macomb, Illinois
            Began operations May 1995

         Parkersburg, WVA 894 Limited Partnership    (798)            -
            15% general partner
            AmeriHost Inn Parkersburg, West Virginia
            Began operations June 1995

         New Martinsville, WVA 695 Limited
           Partnership                              75,000             -
            20% general & 6.31% limited partner
            AmeriHost Inn New Martinsville, West Virginia

         Kenton, OH 1095 Limited Partnership       45,890             -
            20% general & 6.25% limited partner
            AmeriHost Inn Kenton, Ohio

                                            $   2,388,999     $   2,995,234

         (a)  The hotel was sold during 1995 and the partnership was terminated.

         (b)  These investments were sold in 1995 at book value.

         (c) In 1995, the Company acquired additional interest in these partnerships, which resulted in the Company owning a majority interest in the partnerships. These investment account balances have been eliminated in consolidation.


         During 1995, The Company acquired additional partnership interests in five hotels for a total of 278,081 shares of the Company's common stock. In conjunction with the acquisitions, liabilities were assumed as follows:

               Fair value of assets acquired      $6,952,183
               Issuance of common stock             (932,306)
               Liabilities assumed                 6,019,877

         The following represents tax basis unaudited condensed financial information for all of the Company's investments in affiliated companies accounted for under the equity method at December 31, 1995, 1994 and 1993.

                                               1995                         1994                  1993

            Current assets                 $  3,135,884             $  4,020,792              $  2,617,457
            Noncurrent assets                55,760,025               55,480,430                45,603,946
            Current liabilities               5,137,164                5,295,653                 4,149,309
            Noncurrent liabilities           39,676,033               42,329,384                37,260,939
            Equity                           14,082,712               11,876,185                 6,811,155

            Gross revenue                    31,128,888               30,386,457                25,703,226
            Gross operating profit           12,137,897               10,655,515                 8,484,395
            Depreciation and amortization     3,591,929                3,446,013                 3,528,056
            Net income (loss)                 2,337,969                 (412,375)                 (700,806)


    6.      OTHER ASSETS:

            Other assets, net of accumulated amortization, at December 31, 1995 and 1994 are comprised of the following:

                                                                 1995                             1994

            Deferred loan costs                              $   434,342                       $   267,740
            Franchise fees and other assets                    1,257,975                           840,679
            Investment in leases                                 710,278                           422,773
            Deferred taxes (Note 11)                             383,000                           487,000
                     Total                                   $ 2,785,595                       $ 2,018,192


    7.      NOTES PAYABLE:

            The Company has a $3,500,000 bank operating line-of-credit that expires May 1, 1996. Interest is payable at the bank's base lending rate (8.5% at December 31, 1995) plus three-quarters of one percent with a floor of 7.5%. This line is collateralized by a security interest in the Company's assets, including its interests in various partnerships. In December 1995, the bank providing the operating line-of-credit approved a $7.5 million line-of-credit to be used for construction financing on projects which have firm commitments for permanent mortgage financing when the construction is completed. Interest is payable at the bank's base lending rate plus one percent. There was no outstanding balance on the construction line-of-credit as of December 31, 1995. An additional $1,500,000 bank line-of-credit was obtained on February 1, 1996 under the same terms and conditions as the operating line-of-credit with the exception of the interest rate which is 1% over the bank's base lending rate.

    8.      LONG-TERM DEBT:


            Long-term debt consists of:

                                                                         1995                  1994

    7% Subordinated Notes ($2,250,000 face amount) due
    October 1999, with an effective interest rate of 9%
    payable quarterly, net of unamortized discount of $170,223
    (Note 10)                                                      $   2,079,777         $   2,034,384

    Mortgage payable - Sullivan State Bank, variable monthly
    payments with interest at 1.5% over prime (10.5% at
    December 31, 1995) adjusted quarterly to maturity in
    March 2007, collateralized by a first mortgage on the Days
    Inn Sullivan, Indiana and a guarantee by the Company                 842,448               886,357
    Mortgage Payable - Green Mountain Bank, monthly
    payments of $22,733 with interest at the lowest New York
    Bank Prime Rate plus two points (10.75% at December
    31, 1995), with a balloon payment due August 26, 1998
    collateralized by a first mortgage on the Holiday Inn White
    River Junction and guarantees by the general partners              2,155,328             2,194,451

    Mortgage Payable - First of America Bank, monthly
    payments of $10,150 with interest at a rate of 8.5% with a balloon payment due December 30, 1998, collateralized by a first mortgage on the Days Inn Elgin, Illinois and a
    guarantee by the Company                                             918,631               721,184

    Mortgage Payable - Tuscola National Bank, monthly
    payments of $15,523 with interest initially at 8.0% to be
    adjusted every three years beginning March 1997 to two
    points above Continental Bank's prime lending rate, with a balloon payment due February 17, 2009, collateralized by
    a first mortgage on the Holiday Inn Express Tuscola,
    Illinois and a guarantee by the Company                        $   1,431,240         $   1,500,000

    Mortgage Payable - First of America Bank, monthly
    payments of $14,438 with interest at a rate of 9.0%, with
    a balloon payment due July 1, 1999, collateralized by a
    first mortgage on the Holiday Inn Express Wooster, Ohio,
    a guarantee by the Company and cross-collateralized with
    the AmeriHost Inn Wooster, Ohio                                    1,322,926             1,372,976

    Mortgage Payable - First National Bank of Metropolis and
    Downstate National Bank, monthly payments totalling
    $21,053 with interest at 8.25% per annum, adjusting in
    July 1996 to the Southwest Bank of St. Louis' prime rate
    plus 2 1/4%, with balloon payments due July 2, 1998,
    collateralized by a first mortgage on the Players Riverboat
    Hotel and a guarantee by the Company                               2,032,531             2,112,294

    Mortgage Payable - First National Bank of Metropolis and
    Downstate National Bank, monthly payments totalling
    $5,971 with interest at Southwest Bank of St. Louis' prime rate plus 2 1/4% (10.0% at December 31, 1995)
    adjusted annually, with balloon payments due July 2,
    1998, collateralized by a first mortgage on the Players
    Riverboat Hotel and a guarantee by the Company                       311,303               355,206

    Mortgage Payable - The First Citizens National Bank,
    monthly payments of $13,697 with interest initially at
    7.25% to be adjusted every five years beginning May 1,
    1999 to two points over the weekly average yield on US
    Treasury Securities, with a balloon payment due
    November 1, 2009, collateralized by a first mortgage on
    the AmeriHost Inn Upper Sandusky, Ohio and a guarantee
    by the Company                                                     1,423,041             1,334,206

    Note Payable - General Innkeeping Acceptance
    Corporation, monthly principal payments of $5,833 plus
    interest at the Citibank, N.A. (New York) Prime Rate plus
    300 basis points (11.75% at December 31, 1995), due the
    earlier of the end of the lease term (scheduled to terminate
    September 30, 1997, but subject to renewal - Note 15) or
    December 1, 1998, collateralized by a security agreement
    on the furniture, fixtures and equipment of the Holiday Inn
    Milwaukee, NW and a guarantee by the Company                  $      204,167         $     274,166

    Mortgage Payable - First Federal Savings Bank of
    LaGrange, monthly payments of $12,926 with interest
    initially at a rate of 8.5% through February 15, 1998,
    adjusting to a rate of two percent above the prime rate
    with monthly payments adjusted based on a maturity date
    of August 15, 2014, collateralized by a first mortgage on
    the Holiday Inn Express LaGrange, Georgia and a
    guarantee by the Company                                           1,446,945               427,212

    Mortgage Payable - First of America Bank, monthly
    payments of $15,438 with interest at a rate of 9.25% with
    a balloon payment due June 2000, collateralized by a first mortgage on the AmeriHost Inn Walker, Michigan and a
    guarantee by the Company                                           1,410,819               192,103

    Mortgage Payable - Southern Crescent Bank, monthly
    payments of $15,271 with interest at the highest Wall
    Street Journal Prime Rate plus two points (10.5% at
    December 31, 1995) with a balloon payment due
    November 15, 1999, collateralized by a first mortgage on
    the AmeriHost Inn Eagles Landing, Georgia and a
    guarantee by the Company                                           1,597,645                 -

    Mortgage Payable - First of America Bank, monthly
    payments of $17,439 with interest at a rate of 10.0%, with a balloon payment due November 15, 2000, collateralized
    by a first mortgage on the AmeriHost Inn Wooster, Ohio,
    a guarantee by the Company and cross-collateralized with
    the Holiday Inn Express Wooster, Ohio                              1,541,167                 -

    Mortgage Payable - Dollar Bank, monthly principal
    payments of $3,275 plus interest at a rate equal to the
    weekly average yield on U.S. Treasury Securities adjusted
    to a constant maturity of one year plus 325 basis points
    adjusted annually (8.72% at December 31, 1995) with a
    floor of 7.0% and a ceiling of 12.0%, with a balloon
    payment due August 31, 2002, collateralized by a first
    mortgage on the Holiday Inn Altoona, Pennsylvania                  2,415,854                 -

    Mortgage Payable - MidAm National Bank, monthly
    payments of $14,088, with interest at a rate based on the
    moving monthly average of auction rates for six-month
    U.S. Treasury Bills, adjusted annually (9.68% at
    December 31, 1995) with a final payment of all principal
    and interest due September 10, 2005, collateralized by a
    first mortgage on the Days Inn Bowling Green, Ohio                 1,037,361                 -

    Construction Loan Payable - MidAm National Bank,
    monthly payments of interest only, with interest at the
    Wall Street Journal Prime Rate plus 1% (9.5%
    at December 31, 1995) with the principal balance due July 7,
    1996, collateralized by a first mortgage on the Days Inn
    Bowling Green, Ohio and a guarantee by the Company                   396,642                 -

    Construction Loan Payable - Empire Financial Services,
    Inc., monthly payments of interest only at an annual rate
    of 10.5% during construction until March 15, 1996, at
    which time monthly payments of principal and interest
    commence based upon a 15-year amortization, with
    interest at the Wall Street Journal Prime Rate plus 1.5%,
    with annual adjustments to the interest rate and monthly
    payment, with a balloon payment due March 1, 2001,
    collateralized by a first mortgage on the AmeriHost Inn
    Smyrna, Georgia and a guarantee by the Company                     1,240,196                  -

    Construction Loan Payable - Kent City State Bank,
    monthly payments of interest only at an annual rate of
    10.5% during construction until May 8, 1996, at which
    time monthly payments of principal and interest commence
    in the amount of $15,725, with interest at 10.5% per
    annum, with a balloon payment due May 8, 2001,
    collateralized by a first mortgage on the AmeriHost Inn
    Coopersville, Michigan and a guarantee by the Company                693,707                  -

    Other notes and capitalized leases                                   512,600               137,495

                                                                      25,014,328            13,542,034

    Less current portion                                               1,042,847               566,808
                                                                   $  23,971,481         $  12,975,226

           The aggregate maturities of long-term debt, excluding construction loans payable in the amount of $2,330,545 at December 31, 1995, are approximately as follows:

                             Year Ending December 31,                      Amount

                                       1996                            $   1,043,000
                                       1997                                  942,000
                                       1998                                5,649,000
                                       1999                                6,548,000
                                       2000                                2,845,000
                                    Thereafter                             5,657,000
                                                                       $  22,684,000

    9.      SHAREHOLDERS' EQUITY:

            Reverse stock split:

            During 1989, the Company effected a 1-for-50 reverse stock split. Each holder of the Company's Common Stock was entitled to receive one new share for every 50 shares held as of the close of business on August 22, 1989. Any fractional shares resulting from the reverse split were acquired by the Company and retired.

            Authorized shares:

            The Company's corporate charter authorizes 15,000,000 shares of Common Stock and 100,000 shares of Preferred Stock without par value. The Preferred Stock may be issued in series and the Board of Directors shall determine the voting powers, designations, preferences and relative participating optional or other special rights and the qualifications, limitations or restrictions thereof.

            Dividend restrictions:

            Pursuant to the terms of the Company's subordinated notes (Note 10), no dividends may be paid on any capital stock of the Company until such notes have been paid in full.

            Limited partnership conversion:

            The Company is a general partner in three partnerships where the limited partners have the right at certain times and under certain conditions to convert their limited partnership interests into 243,750 shares of the Company's common stock.

            Public offering:

            In May 1993 the company completed a public offering of 1,550,000 shares of the Company's Common Stock at an offering price of $7.125 per share led by the underwriting of Rodman & Renshaw, Inc. The proceeds less underwriting discounts and all other costs amounted to $9,572,544. A portion of the proceeds were used to pay the required prepayment of the 7% subordinated notes (Note 10) and repay the outstanding balance of the Company's line of credit.

            Warrant net exercise:

            In 1993, the Company offered to all of its holders of warrants to purchase its shares of Common Stock, a right to exercise their warrants on a cash-free basis (the "Cashless Exercise"). Under the terms of the Cashless Exercise, the holder of the warrant would receive shares of the Company's Common Stock in an amount equal to a percentage of the number of warrants they held without payment of any cash to the Company. The percentage was computed by dividing the spread (defined as the difference between the "ask" price for the Company's Common Stock on January 14, 1993 (the "market price") and the exercise price of the warrant held by the investor) by the market price. The number of shares subject to the warrant was multiplied by this percentage. The result was the number of shares to be issued to each warrantholder.
            The holders of warrants to purchase 1,973,800 shares of the Company's Common Stock exercised this right and the Company issued 1,315,790 shares of its Common Stock in exchange for the warrants. (See Note 14 for further discussion of Stock Options and Warrants).


    10.     SUBORDINATED DEBENTURES:

            In 1992, the Company issued $4,500,000 of unsecured 7% subordinated notes due October 9, 1999, with interest payable quarterly. In connection with a public offering of the Company's common stock completed in 1993, the Company was required to make prepayments of 50% of the outstanding principal balance plus accrued interest thereon. As a result, the Company incurred a debt acceleration charge of $485,411 in 1993, representing a pro-rata portion of the unamortized note discount and other deferred note issuance costs.

            For each $1,000 principal amount loaned to the Company, the noteholder also received 375 common stock purchase warrants, representing the right to purchase 375 shares of the Company's Common Stock at an exercise price of $4.00 per share for a period of five years from the date of issuance of the warrants.
            Warrants to purchase a total of 1,687,500 shares were issued, of which 46,875 are outstanding at December 31, 1995.

    11.     TAXES ON INCOME:

            The provision for (benefit from) income taxes in the consolidated statements of operations is as follows:

                                                          1995                1994               1993

                     Current                           $ 1,225,000         $   580,000         $  (187,600)

                     Deferred                              220,000            (155,000)           (246,000)

                     Valuation allowance (decrease)
                       increase                           (116,000)            (44,000)            138,000


                     Total taxes (benefit) on
                       income (loss)                   $ 1,329,000         $   381,000         $  (295,600)


            Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to a net deferred tax asset relate to the following:

                                                                             1995                        1994
                     Deferred income, recognized
                       currently for tax purposes                       $   264,000                  $   420,000

                     Property, primarily due to majority
                       owned partnerships consolidated for
                       financial reporting purposes but not
                       tax purposes                                         654,000                      519,000

                     Accumulated depreciation differences                  (407,000)                    (208,000)

                     Valuation allowance                                   (128,000)                    (244,000)


                                                                        $   383,000                  $   487,000

            Deferred income tax assets of $511,000 and $731,000, less a valuation allowance of $128,000 and $244,000, are included in other assets in the accompanying consolidated balance sheets at December 31, 1995 and 1994, respectively.

            The following reconciles income tax expense (benefit) at the federal statutory tax rate with the effective rate:

                                                                1995                1994                 1993

                     Income taxes (benefit) at
                       the federal statutory rate                 34.0%               34.0%               (34.0%)

                     State taxes (benefits),
                       net of federal taxes (benefit)              7.6%               10.6%                (6.8%)

                     Increase (decrease) in valuation allowance   (3.3%)              (4.6%)               13.1%

                     Effective tax rate                           38.3%               40.0%               (27.7%)


    12.     RELATED PARTY TRANSACTIONS:

            The following table summarizes related party revenue from various unconsolidated partnerships in which the company has an ownership interest:

                                                                  1995                1994                 1993


                     Development/acquisition revenue       $  9,316,810        $  6,126,781         $  2,623,431
                     Renovation revenue                          83,925             519,626            3,782,626
                     Hotel management revenue                 1,825,202           1,782,033            1,342,243
                     Employee leasing revenue                 5,979,522           6,708,462            6,833,535


            In January 1991, the Company entered into an agreement with Urban 2000 Corp. ("Urban"), a company owned by the Chairman and another Officer/Director of the Company. This agreement provides for the payment to Urban of $20,000 per month for business development consulting services. No additional amounts are paid to Urban for reimbursement of expenses. Consistent with its standard industry practice, the Company will pay additional fees for transactions brought to the Company by Urban.

            Urban received $236,138, $289,915, and $352,082 from the Company in 1995, 1994 and 1993, respectively, and also received $82,400 and $28,200 in 1995 and 1994, respectively in other transactional fees directly from partnerships in which the Company is a general partner. The Chairman is not compensated by the Company in his capacity as an officer.

    13.     BUSINESS SEGMENTS:

            The Company's business is primarily involved in four segments:
            (1) hotel operations, consisting of the operations of all hotels in which the Company has a controlling ownership or leasehold interest, (2) hotel development, consisting of development, construction and renovation activities, (3) hotel management, consisting of hotel management activities and (4) employee leasing, consisting of the leasing of employees to various hotels.

            Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, operating income, identifiable assets, capital expenditures and depreciation and amortization for each business segment:

            Revenues                             1995                    1994             1993

            Hotel operations                  $ 24,359,999         $  15,428,022         $ 9,091,778
            Hotel development                   12,238,128            12,036,918           6,970,709
            Hotel management                     3,010,935             2,711,637           2,849,673
            Employee leasing                    12,353,355            13,169,942          15,361,940
                                              $ 51,962,417         $  43,346,519         $34,274,100



            Operating costs and expenses                      1995                     1994                  1993

            Hotel operations                           $    17,065,041         $    10,457,154     $   6,779,306
            Hotel development                               10,117,782              11,315,973         6,112,327
            Hotel management                                 2,003,310               2,288,765         2,296,589
            Employee leasing                                12,131,262              13,014,542        15,201,158
                                                       $    41,317,395         $    37,076,434     $  30,389,380

                Operating income

            Hotel operations                           $     3,359,383         $     2,455,221     $     352,309
            Hotel development                                2,091,480                 711,032           851,903
            Hotel management                                   831,007                 250,118            72,229
            Employee leasing                                   216,075                 149,305           156,190
            Corporate                                       (2,208,197)             (2,110,005)       (1,910,267)
                                                       $     4,289,748         $     1,455,671     $    (477,636)
              Identifiable assets

            Hotel operations                           $    41,835,019         $    25,056,800     $   15,648,994
            Hotel development                                5,447,715               2,583,355          2,614,337
            Hotel management                                 1,163,671               1,082,978            946,787
            Employee leasing                                   825,468                 690,265            658,435
            Corporate                                        3,181,429               4,990,184          4,305,555
                                                       $    52,453,302         $    34,403,582     $   24,174,108

             Capital expenditures

            Hotel operations                           $    12,065,286         $     7,804,040     $    8,136,484
            Hotel development                                  377,296                   4,572             21,531
            Hotel management                                    29,634                  29,582             46,554
            Employee leasing                                     1,602                   6,461                879
            Corporate                                           65,330                  27,614             86,954
                                                       $    12,539,148         $     7,872,269     $    8,292,402

            Depreciation/Amortization

            Hotel operations                           $     1,959,421         $       854,743     $      308,384
            Hotel development                                   28,866                   9,915              6,479
            Hotel management                                   176,618                 172,753            480,855
            Employee leasing                                     6,018                   6,095              4,593
            Corporate                                           97,258                  97,295            127,216
                                                       $     2,268,181         $     1,140,801     $      927,527


   14.   STOCK OPTIONS AND WARRANTS:

         On January 2, 1992, the Board of Directors authorized the issuance 200,000 stock options to certain employees of the Company. These options are exercisable by the employees at any time during the five years ending January 2, 1997, at an option price of $3.00 per share. The shares issued upon exercise of the options are Rule 144 restricted common stock.

         On June 1, 1992, the Board of Directors authorized the issuance of 103,125 stock options to Urban and a former director in connection with loans made to the Company. These options are exercisable at any time prior to October 9, 1999 at an option price of $4.375 per share. The shares issued upon exercise of the options are Rule 144 restricted common stock.

         On February 12, 1992, in connection with a financial advisory agreement executed in 1992 with a former director, the Board of Directors authorized the issuance of 75,000 stock options at an option price of $3.521 per share exercisable at any time prior to February 12, 1997. The option holder has the right to require the Company to file a registration statement with the Securities and Exchange Commission to register the underlying shares, up to a maximum of four times during the seven year period commencing August 15, 1992. Any such registration must be for a minimum of 10,000 shares.

         On December 16, 1992, the Board of Directors authorized the issuance of 268,750 stock options to certain employees of the Company. The options are exercisable at any time through September 16, 1997. These options vest and are exercisable by the employees in accordance with the following schedule:

                 Date Vested        Number of Options    Exercise Price

               December 16, 1992        53,750          $    5.00
               September 16, 1993       53,750               6.00
               September 16, 1994       53,750               6.00
               September 16, 1995       53,750               6.00
               September 16, 1996       53,750               6.00


         On March 22, 1993, the Board of Directors authorized the issuance of 40,419 stock options to certain shareholders who executed agreements not to sell their shares of common stock in connection with the public offering completed by the Company in May 1993 (Note 9). These options are exercisable by the holder at any time during the five years ending March 22, 1998, at an exercise price of $6.875.

         On October 5, 1994, the Board of Directors authorized the issuance of 150,000 stock options to certain employees of the Company. These options are exercisable by the employees at any time during the ten years ending October 5, 2004, at an option price of $4.125 per share. The shares issued upon exercise of the options are Rule 144 restricted common stock.

         On October 5, 1994, the Board of Directors authorized the issuance of 33,500 stock options to certain employees of the Company. These options are exercisable by the employees at any time during the five years ending October 5, 1999, at an option price of $4.75 per share. The shares issued upon exercise of the options are Rule 144 restricted common stock.
         On January 1, 1995, the Board of Directors authorized the issuance of 620,000 stock options to officers of the Company. The options are exercisable at any time over a ten year period beginning on the vesting date, expiring January 1, 2005 through January 1, 2007. The shares issued upon exercise of the options are Rule 144 restricted common stock. These options vest and are exercisable by the employees in accordance with the following schedule:

                   Date Vested      Number of Options    Exercise Price

               January 1, 1995         165,000          $  3.5625
               January 1, 1996         205,000             3.5625
               January 1, 1997         250,000             3.5625


         On January 1, 1995, the Board of Directors authorized the issuance of 20,000 stock options to a co-partner in seven of the Company's hotel investments. These options are exercisable by the holder at any time during the three years ended January 1, 1998, at an option price of $7.125 per share. The shares issued upon exercise of the options are Rule 144 restricted common stock.

         On January 6, 1995, the Board of Directors authorized the issuance of 10,000 stock options to a co-partner in four of the Company's hotel investments. These options are exercisable by the holder at any time during the four years ended January 6, 2000, at an option price of $3.56 per share. The shares issued upon exercise of the options are Rule 144 restricted common stock.

         On September 27, 1995, the Board of Directors authorized the issuance of 145,500 stock options to certain employees of the Company. The options are exercisable at any time through September 27, 2005. The shares issued upon exercise of the options are Rule 144 restricted common stock. These options vest and are exercisable by the employee in accordance with the following schedule:

                   Date Vested      Number of Options    Exercise Price

               September 27, 1995       48,500           $  6.375
               September 27, 1996       48,500              6.375
               September 27, 1997       48,500              6.375


         On December 1, 1995, the Board of Directors authorized the issuance of 133,333 stock options to certain employees of the Company. These options are exercisable by the holder at any time during the ten years ended December 31, 2005, at an option price of $6.50 per share. The shares issued upon exercise of the options are Rule 144 restricted common stock.

         The following table summarizes the shares granted, exercised and options outstanding:


                                                       Shares       Exercise Price
               Options outstanding January 1, 1993     2,792,550     $   3.00-6.00
               Options granted                            40,419             6.875
               Options exercised                      (2,098,800)            3.00-4.65
               Options outstanding December 31, 1993     734,169             3.00-6.875
               Options granted                           183,500             4.125-4.75
               Options outstanding December 31, 1994     917,669             3.00-6.875
               Options granted                           928,833             3.56-7.125
               Options outstanding December 31, 1995   1,846,502          $  3.00-7.125

               At December 31, 1995, 605,750 of the options were not vested.


         In July 1990, the Company adopted an Incentive Option Plan and a Non-Qualified Stock Option Plan. A total of 125,000 shares of Common Stock have been reserved for issuance under each of the plans. No options have been granted under either plan as of December 31, 1995.

   15.   COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

         Key-person life insurance:

         The Company maintains term life insurance on three key officers of the Company. Each policy provides for a death benefit of $1,000,000 for which the Company is the beneficiary. The Company paid annual premiums of $14,314 for the policy periods ending April 24, 1994, 1995 and 1996.


         Office lease:

         The Company entered into an operating lease for its existing office facilities which commenced in October 1994 and expires December 2000. The Company may cancel the lease effective December 1, 1998 with a 180-day notice and payment of a $67,230 cancellation penalty. Rent expense, including real estate taxes, insurance and repair costs associated with the operating lease was approximately $180,700, $145,000 and $111,800 in 1995, 1994 and 1993, respectively. Total future minimum rent due under the operating lease is approximately as follows:

                           Year ending December 31,       Amount

                                  1996                  182,000
                                  1997                  188,000
                                  1998                  190,000
                                                     $  560,000

         Hotel leases:

         On December 1, 1992, the Company renewed agreements to lease or sub-lease five hotels which it had been managing in Schiller Park, Shorewood, Niles and Richmond, Illinois and Portage, Indiana. The Company leases or sub-leases the hotels from five partnerships which currently own the hotels or lease the hotels from unrelated third parties. The Company owns an equity interest in these partnerships, ranging from 5% to 16.33%. The leases and sub-leases are triple net leases which were scheduled to expire December 31, 1996. During 1994, the leases were amended providing for reduced rent payments and extending the terms through December 31, 1999.
         In July 1992, the Company entered into a lease agreement for a Holiday Inn in Menomonee Falls, Wisconsin. The lease is a triple net lease expiring September 30, 1997. The rent payments are based upon percentages of gross room revenues ranging from 15% to 20%, with a monthly minimum of $14,583.

         The Company entered into an agreement to lease a hotel in Lafayette, Indiana, effective February 1, 1994. The lease expires on December 31, 1998. Monthly lease payments are 15% of gross guest room revenues, with a monthly minimum of $10,000 beginning January 1, 1995.

         In connection with the purchase of limited partnership interests in certain hotels during 1995, the Company obtained a majority ownership position in three hotels which held leasehold interests as follows:

            The Days Inn Findlay operates under a triple net lease calling for payments of $7,500 per month expiring March 31, 1996. The Company exercised its five year renewal option, extending the termination date to March 31, 2001. The lease provides for monthly payments of $8,500 for the first three years of the renewal term, increasing to $10,000 for the final two years, plus additional rent payments of 5% of annual guest room revenues in excess of $750,000.

            On January 1, 1995, the Days Inn Dayton amended its triple net lease providing for an additional term of ten years expiring December 31, 2004. The lease provides for monthly payments ranging from $17,000 to $23,000 through December 31, 1998. Beginning in 1999, monthly payments are the greater of $23,000 or 15% of room revenue. The Company has agreed to guarantee the hotel's performance under the lease up to $50,000.

            The Days Inn New Philadelphia operates under a triple net lease expiring June 3, 1997 which provides for minimum monthly payments of $6,000, plus additional rent of 12.5% of annual gross room revenue in excess of $550,000.

         Minimum rent payments under hotel leases are as follows:

                           Year ending December 31,        Amount

                                  1996             $  1,786,000
                                  1997                1,739,000
                                  1998                1,596,000
                                  1999                1,490,000
                                  2000                  396,000
                                                    $ 7,007,000

         Guarantees:

         The Company has provided approximately $9.9 million in guarantees on mortgage loan obligations and operating leases for nineteen of its affiliated partnerships. Other partners have also guaranteed portions of the same obligations. The partners of two of the partnerships have entered into cross indemnity agreements whereby each partner has agreed to indemnify the others for any payments made by any partner in relation to these guarantees in excess of their ownership interest.

         On February 4, 1993, the Company began management of a 383 room hotel in Daytona Beach, Florida. As part of the management contract, the Company was to receive 10% of all cash distributions from the hotel and the Company guaranteed a $500,000 note payable to Hospitality Franchise Systems, Inc. In July 1993, the Company ceased managing this property and, in 1995 the Company received a final termination settlement of $27,000. The balance of the note which continues to be guaranteed by the Company is approximately $154,000.

         The Company is secondarily liable for the obligations and liabilities of the limited partnerships in which it holds general partnership interests as described in Note 5.

         Construction in progress:

         At December 31, 1995, the Company had approximately $13.1 million remaining to pay contractors for the completion of fourteen hotels, a portion of which is included in accounts payable. These commitments will be funded through construction and long-term mortgage financing currently in place.

         Employment agreements:

         The Company entered into three year employment agreements with the executive officers effective January 1, 1995, one of which includes an automatic three year renewal option. The agreements provide for base salaries totaling $679,000 in 1996 and $751,700 in 1997, plus shares of the Company's common stock based on the attainment of certain financial performance criteria totaling 40,000 shares in 1996 and 52,500 shares in 1997, if all the objectives are met. The employment agreements provide for severance pay should the officer be terminated without cause.

         Legal matters:

         The Company and certain of its subsidiaries are defendants in various litigation matters arising in the ordinary course of business. In the opinion of management, the ultimate resolution of all such litigation matters is not likely to have a material effect on the Company's financial condition, results of operation or liquidity.

   16.   SUPPLEMENTAL CASH FLOW DATA:

         The following represents the supplemental schedule of noncash investing and financing activities for the years ended December 31, 1995, 1994 and 1993:


                                           1995          1994           1993


         Purchase of investments and
         other assets through issuance
         of common stock; issuance of
         notes payable; and reduction of
         notes receivable               $1,010,188    $  369,571     $  443,753

         Exchange of limited partnership
         interests and note receivable $    90,000

         Reduction of accounts and
         note payable through issuance
         of common stock and warrants  $   233,351                   $1,050,000

         Increase of stock subscription
         receivable through issuance of
         common stock                                                $  436,875


   17.   SELECTED FOURTH QUARTER FINANCIAL DATA (UNAUDITED):

         A summary of selected fourth quarter information for 1995 and 1994 is as follows:

                                                                             Quarter Ended December 31,
                                                                        (in thousands except per share amounts)

                                                                           1995                        1994

            Net sales                                                   $  11,992                   $  11,554
            Operating income                                                  214                         270
            Net income                                                         14                           3

            Net income per common share                               $         -                 $       -
