Form 10-Q
period 1996-03-31
AMERIHOST PROPERTIES INC
filed 1996-05-13
CIK 778423

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


           [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended            MARCH 31, 1996

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

As of May 10, 1996, 5,980,829 shares of the Registrant's Common Stock were outstanding.





                           AMERIHOST PROPERTIES, INC.

                                    FORM 10-Q

                    FOR THE THREE MONTHS ENDED MARCH 31, 1996



                                      INDEX



      PART I: Financial Information                          Page

Consolidated Balance Sheets as of March 31, 1996
    and December 31, 1995                                          4
Consolidated Statements of Operations for the Three
    Months Ended March 31, 1996 and 1995                           6

Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 1996 and 1995                     7

Notes to Consolidated Financial Statements                         9

Management's Discussion and Analysis                              11

Schedule of Earnings Before Interest/Rent, Taxes
    and Depreciation/Amortization for the Three
    Months Ended March 31, 1996 and 1995                          16


        PART II: Other Information

Item 6 Exhibits and Reports on Form 8-K                           17

Signatures                                                        17



                         Part I:  Financial Information

                          Item 1:  Financial Statements





                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




                                            March 31,    December 31,
                                             1996            1995
             ASSETS

Current assets:
  Cash and cash equivalents                $   1,528,147  $   1,371,278
  Accounts receivable (including $1,655,321
     and $802,164 from related parties)        4,579,842      3,270,094
  Notes receivable (including $1,532,768
     and $1,752,126 from related parties)      1,745,690     1,965,048
  Prepaid expenses and other current assets      254,678       188,163
  Refundable income taxes                        377,412       230,530
  Costs and estimated earnings in excess
     of billings on uncompleted contracts
     (including $3,353,848 and $3,574,939
     from related parties)                     3,475,662     3,900,879

     Total current assets                     11,961,431    10,925,992


Investments                                    2,268,214     2,388,999

Property and equipment:
  Land                                         4,247,909     4,236,309
  Buildings                                   22,321,057    22,075,629
  Furniture, fixtures and equipment            9,598,151     9,204,377
  Construction in progress                     1,299,346       662,159
  Leasehold improvements                       2,069,245     2,050,654
                                              39,535,708    38,229,128

  Less accumulated depreciation and
    amortization                               6,022,254     5,404,102

                                              33,513,454    32,825,026

Long-term notes receivable (including
  $1,617,756 and $1,450,616 from related
  parties)                                     3,014,448     2,863,580

Costs of management contracts acquired,
  net of accumulated amortization of
  $959,444 and $913,393                          787,886       664,110

Other assets (including deferred taxes of
  $383,000), net of accumulated amortization
  of $1,585,282 and $1,451,715                 2,697,057     2,785,595

                                               6,499,391     6,313,285


                                         $    54,242,490  $ 52,453,302


  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                       $    3,584,270   $ 3,751,097
  Bank line-of-credit                         3,376,164     2,317,036
  Accrued payroll and related expenses          606,102       688,648
  Accrued real estate and other taxes           706,365       606,468
  Other accrued expenses and current
    liabilities                                 754,940       666,352
  Current portion of long-term debt           1,046,228     1,042,847

     Total current liabilities               10,074,069     9,072,448


Long-term debt, net of current portion       25,455,514    23,971,481

Deferred income                                 676,751       686,388

Commitments

Minority interests                              973,435     1,456,226


Shareholders' equity:
  Preferred stock, no par value; authorized
     100,000 shares; none issued                      -             -
  Common stock, $.005 par value; authorized
     15,000,000 shares; issued 5,975,374
     shares at March 31, 1996, and
     5,977,213 shares at December 31, 1995      29,877        29,886
  Additional paid-in capital                16,915,333    16,920,237
  Retained earnings                          1,562,142     1,709,803

                                            18,507,352    18,659,926
  Less:
     Stock subscriptions receivable           (436,875)     (436,875)
     Notes receivable                       (1,007,756)     (956,292)

                                            17,062,721    17,266,759

                                        $   54,242,490  $ 52,453,302


                 See notes to consolidated financial statements.


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                          1996             1995
Revenue:
  Hotel operations:
     AmeriHost Inn hotels            $    1,306,138  $         -
     Other hotels                         4,277,358     4,114,725
  Development and construction            3,979,802     5,504,823
  Management services                       489,682       564,454
  Employee leasing                        2,591,588     2,973,359
                                         12,644,568    13,157,361

Operating costs and expenses:
  Hotel operations:
     AmeriHost Inn hotels                   885,766       -
     Other hotels                         3,853,085     3,457,530
  Development and construction            3,113,679     5,164,129
  Management services                       372,651       456,823
  Employee leasing                        2,525,909     2,931,187
                                         10,751,090    12,009,669

                                          1,893,478     1,147,692

  Depreciation and amortization             802,815       434,919
  Leasehold rents - hotels                  446,130       451,605
  Corporate general and administrative      484,652       467,757

Operating income (loss)                     159,881      (206,589)

Other income (expense):
  Interest expense                         (665,173)     (307,720)
  Interest income                           154,359        91,536
  Other income                               41,909        20,159
  Equity in net income and losses
    of affiliates                          (144,638)     (183,528)

Loss before minority interests and
    income taxes                           (453,662)     (586,142)

Minority interests in (income) loss
  of consolidated
  subsidiaries and partnerships             204,001       112,610

Loss before income tax                     (249,661)     (473,532)

Income tax benefit                          102,000       190,000

Net loss                             $     (147,661)  $  (283,532)

Net loss per share                   $        (0.02)  $     (0.05)

                 See notes to consolidated financial statements.


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                        1996               1995

Cash flows from operating activities:

  Cash received from customers         $   11,839,312 $  11,304,689
  Cash paid to suppliers and employees    (11,868,154)  (10,840,119)
  Interest received                            59,039        72,469
  Interest paid                              (639,973)     (310,371)
  Income taxes paid                           (44,882)     (358,278)

Net cash used in operating activities        (654,658)     (131,610)

Cash flows from investing activities:

  Distributions from affiliates               107,044        19,219
  Purchase of property and equipment       (1,327,158)   (2,209,105)
  Purchase of investments                    (250,000)       (5,000)
  Increase in notes receivables            (1,121,233)     (206,202)
  Collections on notes receivables          1,050,766       126,463
  Preopening and management contract costs   (169,827)     (114,301)
  Sale of investments                            -           10,000

Net cash used in investing activities      (1,710,408)   (2,378,926)

Cash flows from financing activities:

  Proceeds from issuance of long-term debt  1,699,638     1,224,263
  Principal payments of long-term debt       (223,572)     (140,807)
  Proceeds from line of credit              1,559,128          -
  Payments on line of credit                 (500,000)         -
  Distributions to minority interests         (13,259)         -

Net cash provided from financing
  activities                                2,521,935     1,083,456

Net increase (decrease) in cash               156,869    (1,427,080)

Cash and cash equivalents, beginning
   of period                                1,371,278     3,026,029

Cash and cash equivalents, end
   of period                           $    1,528,147 $   1,598,949

Reconciliation of net loss to net cash used in operating activities:

Net loss                               $     (147,661)$    (283,532)

Adjustments to reconcile net loss to net cash used in operating activities:

  Depreciation and amortization               802,815       434,919
  Equity in net loss of affiliates before
     amortization of deferred income          152,867       198,428
  Minority interests in net income
     (losses) of subsidiaries                (204,001)     (112,610)
  Amortization of deferred income              (8,229)      (14,900)
  Amortization of deferred interest            (1,408)       (2,143)
  Amortization of loan discount                11,348        11,348
  Compensation paid through issuance of
     common stock                                -              364

  Changes in assets and liabilities net of effects of acquisitions:

     Increase in accounts receivable       (1,272,382)      (20,298)
     Increase in interest receivable          (93,912)      (16,924)
     (Increase) decrease in prepaid expenses
        and other current assets              (66,515)       24,784
     Decrease (increase) in costs and estimated
        earnings in excess of billings        425,217    (1,852,533)
     Increase in refundable income taxes     (146,882)     (548,278)
     Increase in other assets                 (45,027)     (129,723)

     (Decrease) increase in accounts
        payable                              (166,827)    2,019,490
     Increase in accrued expenses and other
       current liabilities                     92,087       173,997
     Increase (decrease) in accrued interest   13,852       (13,999)

Net cash used in operating activities    $   (654,658) $   (131,610)



                 See notes to consolidated financial statements.


1.   BASIS OF PREPARATION:

  The financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Amerihost Properties, Inc. and subsidiaries as of March 31, 1996 and December 31, 1995 and the results of its operations and cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K.

2.   PRINCIPLES OF CONSOLIDATION:

  The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and partnerships in which the Company has a controlling ownership interest. There were no AmeriHost Inn hotels in operation during the first quarter of 1995 in which the Company had a controlling ownership interest. Significant intercompany accounts and transactions have been eliminated.

3.   INCOME TAXES:

  Deferred income taxes are provided on the differences in the bases of the Company's assets and liabilities determined for tax and financial reporting purposes.

  The income tax benefit for the three months ended March 31, 1996 and 1995 were based on the Company's estimate of the effective tax rate expected to be applicable for the full year. The Company expects the effective tax rate to approximate the Federal and state statutory rates.

4.   NET LOSS PER SHARE:

  Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. The weighted average number of shares used in the computations were 5,976,293 and 5,663,443 for the three months ended March 31, 1996 and 1995, respectively.

5.   SUPPLEMENTAL CASH FLOW DATA:

  The following represents the supplemental schedule of noncash investing and financing activities for the three months ended March 31, 1996 and 1995:

                                          Three Months Ended
                                                March 31,
                                          1996       1995

    Purchase of investments through issuance of
       common stock and decrease in notes and accrued
       interest receivable              $ 143,929  $ 304,253

    Reduction of accounts payable through
       issuance of common stock                    $ 233,351

    During the first quarter of 1995, the Company acquired additional partnership interests in three hotels for 134,400 shares of the Company's common stock. In conjunction with the acquisitions, liabilities were assumed as follows:

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

The first quarter of 1996 resulted in record earnings before interest/rents, taxes and depreciation/amortization ("EBITDA"). The Company uses EBITDA as a supplemental performance measure along with net income to report its operating results. EBITDA is not defined by generally accepted accounting principles, but the Company believes it provides relevant information about its operations and is necessary for an understanding of the Company's operations. For purposes of EBITDA, the Company considers leasehold rents for hotels to be financing costs similar to interest. EBITDA increased nearly $1.0 million to $1.7 million in the first quarter of 1996 from $720,712 in the first quarter of 1995, or 131%. Revenues decreased to $12.6 million, or 3.9% from $13.2 million in the first quarter of 1995, due primarily to weather related delays in hotel construction activity. Net loss for the first quarter decreased to ($147,661) in 1996 from ($283,532) in 1995, while net loss per share narrowed from 5 cents to 2 cents. The Company reported an operating loss of ($206,589) in the 1995 first quarter, improving to operating income of $159,881 in the first quarter of 1996, or an increase in operating income of $366,470.

The improvement in operating income and net loss was primarily attributable to hotel development. Although construction progress and revenues were impacted by the severe weather conditions, there was a significant increase in hotel development activity in the first quarter of 1996 compared to the first quarter of 1995 which produces a higher profit margin than construction activity. Excluding Consolidated Hotels, the Company was constructing 14 hotels in the first quarter of 1996 and completed the pre-construction development stage of several additional projects which have or are expected to break ground in the second quarter of 1996. The hotel operations segment incurred an operating loss of $303,039 during the first quarter of 1996 compared to an operating loss of $148,566 in the 1995 first quarter. Included in the hotel operations first quarter of 1996 operating loss was $202,121 in operating income from the AmeriHost Inn Consolidated Hotels. These AmeriHost Inn hotels were newly constructed by the Company and opened during the prior twelve months or converted to an AmeriHost Inn during the first quarter of 1996. In addition, many of the AmeriHost Inn hotels were still operating in their initial stabilization period.

The Company intends for the AmeriHost Inn brand to be used whenever feasible in expanding its hotel operations segment. In addition, the AmeriHost Inn prototype is the primary product being developed through the hotel development segment. The AmeriHost Inn brand features several amenities including an indoor pool area, whirlpool suites, an exercise room, and an expanded complimentary continental breakfast which assists the property in obtaining favorable occupancy and average daily rates, and an efficient layout designed to control operating costs. Same room revenues for all AmeriHost Inns increased approximately 11.4% in the first quarter of 1996 compared to the first quarter of 1995, attributable to an increase of $2.33 in average daily rate and a 5.3% increase in occupancy. For all hotels in which the Company has an ownership interest, same room revenues decreased 1.7% in the first quarter of 1996 compared to the first quarter of 1995, as occupancy decreased 2.6% and average daily rate increased $1.00.

Amerihost had an ownership interest in 49 hotels at March 31, 1996 versus 44 hotels at March 31, 1995 (excluding hotels under construction), increasing equivalent owned rooms by 18.6%. This increased ownership was achieved primarily through the development of AmeriHost Inn hotels for the Company's own account and for minority-owned entities. These figures include an increase in Consolidated Hotels from 18 at March 31, 1995 to 24 at March 31, 1996.

The Company plans to continue developing and constructing hotels for both itself (Consolidated Hotels), which will contribute to the hotel operations segment, as well as for unrelated third parties and entities in which the Company has a minority equity interest, which will contribute to the hotel development segment.

RESULTS OF OPERATIONS

Revenues of $12.6 million for the three months ended March 31, 1996 decreased 3.9% from revenues of $13.2 million for the three months ended March 31, 1995. This decrease was due primarily to a significant decrease in the Company's hotel development segment as well as a smaller decrease in the hotel management segment, partially offset by an increase in the hotel operations segment.

Hotel operations revenue increased 35.7% to $5.6 million in the first quarter of 1996, as compared to $4.1 million in the first quarter of 1995. This increase was primarily attributable to the net addition of six Consolidated Hotels to the hotel operations segment since March 31, 1995. The Company held a minority ownership position in two of these six hotels prior to these hotels becoming Consolidated Hotels in the second and fourth quarters of 1995 when additional ownership interests were acquired. The first quarter of 1996 included the operations of 24 Consolidated Hotels comprising 2,516 rooms compared to 18 Consolidated Hotels comprising 2,026 rooms in the first quarter of 1995 or an increase of 24.2% in total rooms. After considering the Company's ownership interest in these Consolidated Hotels, this translates to 2,143 and 1,698 equivalent owned rooms as of March 31, 1996 and 1995, respectively, or an increase of 26.2%.

Hotel management and employee leasing revenues are recognized from hotels which are owned by unrelated third parties and entities in which the Company holds a minority ownership interest. The number of hotels managed for third parties and minority owned entities increased from 34 hotels at March 31, 1995 to 36 hotels at March 31, 1996. The addition of six management contracts from April 1, 1995 to March 31, 1996 was offset by the loss of two management contracts with minority owned entities as a result of a hotel sale or temporary closing during renovation, and the two minority owned hotels which became Consolidated Hotels in the second and fourth quarters of 1995 due to the Company acquiring additional ownership interests in these hotels. Management and employee leasing revenues from the Consolidated Hotels are not recognized by the Company. Hotel management revenues decreased 13.3% from $564,454 in the first quarter of 1995 to $489,682 in the first quarter of 1996. The total management fee revenues generated in the first quarter of 1996 from the six management contracts added since April 1, 1995 were lower than the management fee revenues generated in the first quarter of 1995 from the four minority-owned hotels which were lost as discussed above. In addition, same room revenues decreased for all managed hotels. Employee leasing revenue decreased 12.8% to $2.6 million during the first quarter of 1996 from $3.0 million in the 1995 first quarter as the six hotels added from April 1, 1995 through March 31, 1996 generally incurred lower payroll costs than the four hotels which were eliminated from the employee leasing segment as discussed above.

Excluding Consolidated Hotels, the Company had 14 hotels under construction during the first quarter of 1996, versus six hotels in the first quarter of 1995, in addition to having several projects in various stages of pre-construction development during both quarters. Although a greater number of projects were under construction during the first quarter of 1996 versus the first quarter of 1995, the Company experienced a decrease in revenues in the hotel development segment, from $5.5 million in 1995 to $4.0 million in 1996. This decrease was due primarily to two factors. First, the Company was constructing three hotels during the first quarter of 1996 as a construction manager whereby the Company only recognizes construction manager fees instead of the greater revenues which are associated with construction contracts where the Company functions as a general contractor. The Company may continue to develop hotels as a construction manager in the future. There were no construction manager projects in the first quarter of 1995. Second, the first quarter of 1996 was hampered by severe weather conditions, especially in the midwest where the majority of the Company's construction projects were located. Consequently, the Company was able to make greater progress on a fewer number of projects in the first quarter of 1995, compared to the first quarter of 1996.


Total operating costs and expenses decreased 10.5% to $10.8 million (85.0% of total revenues) in the first quarter of 1996 from $12.0 million (91.3% of total revenues) in the first quarter of 1995. Operating costs and expenses for the hotel development segment decreased from $5.2 million in the first quarter of 1995 to $3.1 million in the first quarter of 1996, consistent with the decrease in hotel development revenues. Although the Company had several projects in the early stages of construction in the first quarter of 1996, progress was slowed
by severe weather conditions.   Operating costs and expenses in the hotel
operations segment increased 37.1% from $3.5 million in the first quarter of 1995 to $4.7 million in the first quarter of 1996, resulting primarily from the net addition of six Consolidated Hotels to this segment and is directly related to the 35.7% increase in segment revenue. Operating costs and expenses from hotels other than AmeriHost Inn hotels increased from 84.0% of hotel revenues in the first quarter of 1995 to 90.1% of hotel revenues in the first quarter of 1996 due primarily to the conversion of three hotels to AmeriHost Inn hotels and higher expenses associated with the severe weather conditions. Hotel management segment operating costs and expenses decreased 18.4% in the first quarter from $456,823 in 1995 to $372,651 in 1996 due to an increase in pre-opening costs associated with new hotels and management contracts, and efficiencies achieved in the management of all hotels operated and/or managed. Employee leasing operating costs and expenses decreased 13.8% in the first quarter to $2.5 million in 1996 from $2.9 million in 1995, and is consistent with the 12.8% decrease in segment revenue.

Depreciation and amortization expense increased 84.6% to $802,815 in the first quarter of 1996 from $434,919 in the first quarter of 1995. This increase was primarily attributable to the net addition of six Consolidated Hotels to the hotel operations segment and the resulting depreciation and amortization therefrom.

Leasehold rents - hotels decreased 1.2% to $446,130 in the first quarter of 1996 from $451,605 in 1995. The decrease was due to the termination of one leased Consolidated Hotel in the second quarter of 1995 as a result of the sale of the hotel, offset by the addition of one leased Consolidated Hotel to the hotel operations segment in the fourth quarter of 1995 (the Company had held a minority ownership position in this hotel prior to acquiring additional ownership interest which resulted in a majority ownership position).

Corporate general and administrative expense increased 3.6% from $467,757 in the first quarter of 1995 to $484,652 in the first quarter of 1996, and can be attributed to the Company's overall growth.

The Company's operating income increased $366,470, from an operating loss of $206,589 in the first quarter of 1995 to operating income of $159,881 in the first quarter of 1996. Operating loss from the hotel operations segment increased from a loss of $148,566 in the first quarter of 1995 to a loss of $303,039 in the first quarter of 1996, resulting primarily from a 1.9% decrease in same room revenues from Consolidated Hotels and a greater number of newly constructed Consolidated Hotels operating in the first quarter of 1996 during their initial stabilization period. The hotel development segment generated operating income of $848,996 in the first quarter of 1996 compared to $337,499 in 1995, despite lower revenues in the first quarter of 1996. This increase is due to a greater number of projects under construction during the 1996 first quarter and a larger volume of pre-construction development activity during the first quarter of 1996 which has lower revenue and a higher gross profit margin than construction activity. The first quarter of 1995 contained a larger portion of construction activity. The hotel management segment generated operating income of $61,379 in the first quarter of 1996 compared to $55,466 in 1995, due primarily to the achievement of operational efficiencies and an increase in the allocation of pre-opening costs associated with new hotels and management contracts. Employee leasing operating income increased slightly during the first quarter, from $40,597 in 1995 to $64,105 in 1996.

 EBITDA for the first quarter of 1996 was a record $1.7 million as compared to $720,712 in the first quarter of 1995. The significant changes resulting in the increase in EBITDA from the first quarter of 1995 to 1996 are discussed above. An EBITDA schedule is included herein.

Interest expense was $665,173 in the first quarter of 1996 as compared to $307,720 in the first quarter of 1995. This increase is primarily attributable to the increase in Consolidated Hotels with mortgage financing.

The Company's share of equity in income (loss) of affiliates improved $38,890 to ($144,638) in the first quarter of 1996 from ($183,528) in the same quarter of 1995. This improvement in equity in operations of affiliates is primarily due to the two hotels which had been accounted for by the equity method in the first quarter 1995, and became Consolidated Hotels during the second and fourth quarters of 1995 pursuant to the acquisition of additional ownership interests, and the sale of one hotel which had been accounted for by the equity method. These changes were partially offset by a decrease in same room revenues for all minority owned hotels. Distributions from affiliates increased to $107,044 in the first quarter of 1996 from $19,219 in 1995.

In the first quarter of 1996, the Company recorded an income tax benefit of $102,000 compared to $190,000 in the first quarter of 1995, which decrease is directly attributable to the decrease in net loss.


LIQUIDITY AND CAPITAL RESOURCES

Over the years, the Company has financed its growth through a combination of cash provided from operations, long-term debt financing and public and private issuances of Common Stock. During the first quarter of 1996, the Company used cash for operations of $654,658, compared to $131,610 in the first quarter of 1995, or an increase in cash used for operations of $523,048 from 1995 to 1996. The Company also used $1.7 million in cash for investing activities during the first quarter of 1996, primarily for the construction of Consolidated Hotel properties. These uses of cash were offset by the receipt of $1.5 million through the mortgage financing of Consolidated Hotel projects, net of principal repayments, and net proceeds of $1.1 million from the Company's line-of-credit. As a result, cash increased $156,869 during the three months ended March 31, 1996.

The Company has four main sources of cash from operating activities: fees from development, construction and renovation projects; revenues from hotel operations; fees from management contracts; and fees from employee leasing.
Fees from development, construction and renovation projects are typically received within 15 to 45 days from billing. Due to the procedures in place for processing its construction draws, the Company typically does not pay its contractors until the Company receives its draw. During the first quarter of 1996, development, construction and renovation projects contributed $848,996 to the Company's operating income compared to $337,499 in the first quarter of 1995. Cash from hotel operations is typically received at the time the guest checks out of the hotel. A portion of the Company's hotel operations revenues is generated through other businesses and contracts and are usually paid within 30 to 45 days from billing. Hotel operations experienced an operating loss of $303,039 during the first quarter of 1996 compared to an operating loss of $148,566 during the first quarter of 1995. Management fee revenues are typically received by the Company within five working days from the end of each month. The hotel management segment contributed $61,379 to the Company's operating income in the first quarter of 1996 compared to $55,466 in 1995. Cash from the Company's employee leasing segment is typically received 24 to 48 hours prior to the pay date. The employee leasing segment contributed $64,105 and $40,597 in operating income during the first quarter of 1996 and 1995, respectively.

During the first quarter of 1996, the Company used $1.7 million in investing activities compared to $2.4 million during the first quarter of 1995. The Company invests cash in three principal areas: the purchase of property and equipment through the construction and renovation of Consolidated Hotels; the purchase of equity interests in hotels; and loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. In the first quarter of 1995, the Company used cash primarily for the purchase of $2.2 million in property and equipment for Consolidated Hotels. In the first quarter of 1996, the Company used $1.3 million to purchase property and equipment for Consolidated Hotels, used $250,000 for the purchase of an equity interest, and used $70,467 for loans to affiliates, net of loan collections. The Company enters into agreements with contractors for the construction of Consolidated Hotels, including hotels under construction at March 31, 1996, after both the construction and long-term mortgage financing is in place. Typically, investments in hotels generate positive cash flow after a stabilization period ranging from 90 to 180 days depending upon the geographic location of the hotel and time of year the hotel is opened. As an equity holder, additional cash proceeds can be realized by the Company upon the sale of the properties.

Cash received from financing activities was $2.5 million in the first quarter of 1996 compared to $1.1 million in the 1995 first quarter. In 1995, the contributing factor was proceeds of $1.1 million from the mortgage financing of Consolidated Hotels, net of principal repayments. In 1996, the primary factors were proceeds of $1.5 million from the mortgage financing of Consolidated Hotels, net of principal repayments, and $1.1 million in net proceeds from the Company's operating line-of-credit. The Company's operating line-of-credit had a balance of $3,376,164 at March 31, 1996. The Company's line-of-credit was increased effective May 1, 1996 to $5,000,000 and expires on May 1, 1997. The same bank providing the operating line-of-credit has also provided a $7.5 million line-of-credit to be used for construction financing on hotel projects, of which $5.0 million must be used on contracts which have firm commitments for permanent mortgage financing when the construction is completed. There was no outstanding balance on the construction line-of-credit as of March 31, 1996.

The Company expects cash from operations to be sufficient to pay all operating and interest expenses in 1996.

SEASONALITY

Revenues from all of the Company's business segments are heavily dependent on hotel occupancy, which results in significant seasonal variations in the Company's revenues, with lower revenues usually in the first and fourth quarters of each year. The impact of seasonality may be diminished as the Company expands further into warmer climates.

INFLATION

Management does not believe that inflation has had, or is expected to have, any significant adverse impact on the Company's financial condition or results of operations for the periods presented.

IMPACT OF NEW ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted this standard on January 1, 1996, the impact of which was not material.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's plans for future development and operation of AmeriHost Inn hotels are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as the introduction of new hotels or renovation of existing hotels in the same markets; changes in travel patterns which could affect demand for the Company's hotels; changes in development and operating costs, including labor, construction, land, equipment, and capital costs; general business and economic conditions; and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as of the date made.




                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   SCHEDULE OF EARNINGS BEFORE INTEREST/RENT,
                       TAXES AND DEPRECIATION/AMORTIZATION
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)





                                          1996            1995



Revenue                               $  12,644,568 $  13,157,361


Operating costs and expenses             10,751,090    12,009,669


                                          1,893,478     1,147,692

Corporate general and administrative       (484,652)     (467,757)
Interest income                             154,359        91,536
Other income                                 41,909        20,159
Equity in net income and losses
  of affiliates                            (144,638)     (183,528)


Earnings before minority interests        1,460,456       608,102


Minority interests in (income) loss of consolidated
  subsidiaries and partnerships             204,001       112,610


Earnings before interest/rent, taxes
  and depreciation/amortization        $  1,664,457    $  720,712


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



                             Amerihost Properties, Inc.
                                   Registrant


Date:  May 10, 1996
              By:  /s/ Russell J. Cerqua
                   Russell J. Cerqua
                   Treasurer/Senior Vice President, Finance


              By:  /s/ James B. Dale
                   James B. Dale
                   Corporate Controller