Form 10-Q
period 1996-06-30
AMERIHOST PROPERTIES INC
filed 1996-07-30
CIK 778423

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                     FORM 10-Q


             [x]      Quarterly Report Pursuant to Section 13 or
                      15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended            JUNE 30, 1996

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

        Registrant's telephone number, including area code: (847) 298-4500


  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes   x   No

  As of July 29, 1996, 6,023,521 shares of the Registrant's Common Stock were outstanding.





                            AMERIHOST PROPERTIES, INC.

                                     FORM 10-Q

                 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996



                                       INDEX



        PART I: Financial Information                          Page

  Consolidated Balance Sheets as of June 30, 1996
      and December 31, 1995                                          4

  Consolidated Statements of Operations for the Three and Six
      Months Ended June 30, 1996 and 1995                            6

  Consolidated Statements of Cash Flows for the
      Six Months Ended June 30, 1996 and 1995                        7

  Notes to Consolidated Financial Statements                         9

  Management's Discussion and Analysis                              11

  Schedule of Earnings Before Interest/Rent, Taxes
      and Depreciation/Amortization for the Three and Six
      Months Ended June 30, 1996 and 1995                           17


          PART II: Other Information

  Item 6 Exhibits and Reports on Form 8-K                           18

  Signatures                                                        18



                          Part I:  Financial Information

                           Item 1:  Financial Statements





                    AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)



                                                                             June 30,                December 31,
                                                                               1996                    1995
                            ASSETS

    Current assets:
        Cash and cash equivalents                                         $    2,609,268          $     1,371,278
        Accounts receivable (including $1,146,030 and $802,164
           from related parties)                                                3,448,601               3,270,094
        Notes receivable (including $1,839,444 and $1,752,126
           from related parties)                                                2,052,362               1,965,048
        Prepaid expenses and other current assets                                 260,774                 188,163
        Refundable income taxes                                                     -                     230,530
        Costs and estimated earnings in excess of billings on
           uncompleted contracts (including $8,137,130 and
           $3,574,939 from related parties)                                     8,258,944               3,900,879

            Total current assets                                               16,629,949              10,925,992


    Investments                                                                 2,388,456               2,388,999

    Property and equipment:
        Land                                                                    4,445,693               4,236,309
        Buildings                                                              23,776,472              22,075,629
        Furniture, fixtures and equipment                                      10,111,316               9,204,377
        Construction in progress                                                1,560,119                 662,159
        Leasehold improvements                                                  2,136,925               2,050,654
                                                                               42,030,525              38,229,128

        Less accumulated depreciation and amortization                          6,697,538               5,404,102

                                                                               35,332,987              32,825,026


    Long-term notes receivable (including $2,149,082 and
        $1,450,616 from related parties)                                        3,541,621               2,863,580

    Costs of management contracts acquired, net of accumulated
        amortization of $1,011,446 and $913,393                                   859,026                 664,110

    Other assets (including deferred taxes of $383,000), net of
        accumulated amortization of $1,719,399 and $1,451,715                   2,816,821               2,785,595

                                                                                7,217,468               6,313,285

                                                                          $    61,568,860         $    52,453,302

        LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities:
       Accounts payable                                                     $    9,026,420         $    3,751,097
       Bank line-of-credit                                                       1,731,803              2,317,036
       Accrued payroll and related expenses                                        794,597                688,648
       Accrued real estate and other taxes                                         846,377                606,468
       Other accrued expenses and current liabilities                              814,757                666,352
       Current portion of long-term debt                                         1,129,544              1,042,847
       Income taxes payable                                                        307,491                  -

            Total current liabilities                                           14,650,989              9,072,448


    Long-term debt, net of current portion                                      26,375,235             23,971,481

    Deferred income                                                                747,114                686,388

    Commitments

    Minority interests                                                           1,121,970              1,456,226


    Shareholders' equity:
       Preferred stock, no par value; authorized 100,000 shares;
          none issued                                                                -                      -
       Common stock, $.005 par value; authorized 15,000,000 shares;
          issued 6,023,521 shares at June 30, 1996, and
          5,977,213 shares at December 31, 1995                                     30,118                 29,886
       Additional paid-in capital                                               17,094,877             16,920,237
       Retained earnings                                                         2,941,724              1,709,803

                                                                                20,066,719             18,659,926
       Less:
            Stock subscriptions receivable                                        (436,875)              (436,875)
            Notes receivable                                                      (956,292)              (956,292)


                                                                                18,673,552             17,266,759

                                                                            $   61,568,860         $   52,453,302



                  See notes to consolidated financial statements.


                    AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                  Three Months Ended June 30,           Six Months Ended June 30,
                                                    1996             1995                 1996             1995
    Revenue:
       Hotel operations:
            AmeriHost Inn hotels               $     2,187,659  $       136,341       $    3,493,797  $       136,341
            Other hotels                             5,765,426        5,968,660           10,042,784       10,083,385
       Development and construction                  8,211,296        2,272,540           12,191,098        7,777,364
       Management services                             694,148          805,619            1,183,830        1,370,073
       Employee leasing                              2,959,210        3,103,470            5,550,799        6,076,828
                                                    19,817,739       12,286,630           32,462,308       25,443,991
    Operating costs and expenses:
       Hotel operations:
            AmeriHost Inn hotels                     1,176,762           63,174            2,062,528           63,174
            Other hotels                             3,816,470        3,889,327            7,669,555        7,346,858
       Development and construction                  7,197,907        1,671,697           10,311,585        6,835,826
       Management services                             496,384          508,755              869,035          965,578
       Employee leasing                              2,875,830        3,049,433            5,401,739        5,980,619
                                                    15,563,353        9,182,386           26,314,442       21,192,055

                                                     4,254,386        3,104,244            6,147,866        4,251,936

       Depreciation and amortization                   856,357          478,007            1,659,172          912,926
       Leasehold rents - hotels                        518,172          543,941              964,302          995,546
       Corporate general and administrative            521,994          525,289            1,006,646          993,047

    Operating income                                 2,357,863        1,557,007            2,517,746        1,350,417

    Other income (expense):
       Interest expense                               (619,124)        (362,007)          (1,284,298)        (669,726)
       Interest income                                 161,276          160,367              315,635          251,903
       Other income (expense)                           15,077             (677)              56,986           19,482
       Gain on sale of land                            404,256            -                  404,256            -
       Equity in net income and losses
          of affiliates                                181,028           96,651               36,389          (86,877)

    Income before minority interests
        and income taxes                             2,500,376        1,451,341            2,046,714          865,199

    Minority interests in (income) loss
      of consolidated subsidiaries
      and partnerships                                (161,794)         (90,131)              42,207           22,478

    Income before income tax                         2,338,582        1,361,210            2,088,921          887,677

    Income tax expense                                 959,000          517,000              857,000          327,000

    Net income                                  $    1,379,582  $       844,210      $     1,231,921   $      560,677

    Earnings per share                        $           0.20$            0.14    $            0.18 $           0.09


                  See notes to consolidated financial statements.



                    AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                    (UNAUDITED)


                                                                                 Six Months Ended June 30,
                                                                               1996                    1995

    Cash flows from operating activities:

       Cash received from customers                                        $    28,223,649         $   25,881,307
       Cash paid to suppliers and employees                                    (22,704,610)           (23,323,406)
       Interest received                                                            93,950                145,148
       Interest paid                                                            (1,246,185)              (665,120)
       Income taxes paid                                                          (318,979)              (687,731)

    Net cash provided by operating activities                                    4,047,825              1,350,198

    Cash flows from investing activities:

       Distributions from affiliates                                               259,800                204,162
       Purchase of property and equipment                                       (3,937,049)            (5,252,999)
       Purchase of investments                                                    (350,200)              (225,050)
       Increase in notes receivable                                             (2,537,964)              (351,550)
       Collections on notes receivable                                           1,633,652                780,744
       Pre-opening and management contract costs                                  (292,968)              (213,016)
       Sale of investments                                                           -                     10,000
       Sale of land                                                                524,377                  -
       Acquisition of leasehold interest                                           (94,000)                (5,000)
       Increase in organization costs                                                -                     (1,455)

    Net cash used in investing activities                                       (4,794,352)            (5,054,164)

    Cash flows from financing activities:

       Proceeds from issuance of long-term debt                                  3,339,047              2,170,794
       Increase in deferred offering costs                                         (74,456)                 -
       Principal payments of long-term debt                                       (871,292)              (352,158)
       Proceeds from issuance of common stock                                      202,969                  -
       Proceeds from line-of-credit                                              5,045,931                744,147
       Payments on line-of-credit                                               (5,631,164)                 -
       Distributions to minority interests                                         (26,518)               (53,030)

    Net cash provided from financing activities                                  1,984,517              2,509,753

    Net increase (decrease) in cash                                              1,237,990             (1,194,213)

    Cash and cash equivalents, beginning of period                               1,371,278              3,026,029


    Cash and cash equivalents, end of period                                $    2,609,268         $    1,831,816

    Reconciliation of net income to net cash provided by operating activities:

    Net income                                                             $     1,231,921          $     560,677

    Adjustments to reconcile net income to net cash provided by operating activities:

       Depreciation and amortization                                             1,659,172                912,926
       Equity in net loss (income) of affiliates before
            amortization of deferred income                                        (19,931)               147,073
       Minority interests in net income of subsidiaries                            (42,207)               (22,478)
       Amortization of deferred income                                             (16,458)               (60,196)
       Amortization of deferred interest                                            (2,816)                (4,286)
       Amortization of loan discount                                                22,696                 22,696
       Increase in deferred income                                                  80,000                  -
       Gain on sale of land                                                       (404,256)                 -
       Increase in deferred tax asset                                                -                    (30,000)
       Compensation paid through issuance of common stock                           29,676                213,991

       Changes in assets and liabilities, net of effects of acquisitions:

            Increase in accounts receivable                                        (17,470)              (301,578)
            Increase in interest receivable                                       (218,869)              (102,469)
            Increase in prepaid expenses and other
               current assets                                                      (72,611)               (44,998)
            (Increase) decrease in costs and estimated earnings in
               excess of billings on uncompleted contracts                      (4,358,065)               694,793
            Increase in other assets                                              (130,454)              (232,843)
            Decrease in refundable income taxes                                    230,530                  -

            Increase (decrease) in accounts payable                              5,275,213               (429,967)
            Increase in accrued expenses and other current liabilities             478,846                375,677
            Increase (decrease) in accrued income taxes                            307,491               (330,731)
            Increase (decrease) in accrued interest                                 15,417                (18,089)

    Net cash provided by operating activities                               $    4,047,825       $      1,350,198


                  See notes to consolidated financial statements.



  1.   BASIS OF PREPARATION:

    The financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Amerihost Properties, Inc. and subsidiaries as of June 30, 1996 and December 31, 1995 and the results of its operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. The results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K. Certain reclassifications have been made to the 1995 financial statements in order to conform with the 1996 presentation.

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

    The income tax expense for the three and six months ended June 30, 1996 and 1995 was based on the Company's estimate of the effective tax rate expected to be applicable for the full year. The Company expects the effective tax rate to approximate the Federal and state statutory rates.

  4.   EARNINGS PER SHARE:

    Earnings per share of common stock is computed by dividing the net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. The weighted average number of shares used in the computations were 6,764,415 and 6,695,726 for the three and six months ended June 30, 1996, and 6,058,603 and 5,911,803 for the three and six months ended June 30, 1995, respectively.

  5.   SUPPLEMENTAL CASH FLOW DATA:

    The following represents the supplemental schedule of noncash investing and financing activities for the six months ended June 30, 1996 and 1995:

                                                         Six Months Ended
                                                             June 30,
                                                         1996       1995

      Purchase of investments through issuance of
         common stock and decrease in notes and accrued
         interest receivable                            $ 143,929  $ 755,692

      Reduction of accounts payable through
         issuance of common stock                                  $ 233,351


      During the first six months of 1995, the Company acquired additional partnership interests in four hotels for 244,015 shares of the Company's common stock. In conjunction with the acquisitions, liabilities were assumed as follows:

       Fair value of assets acquired                 $ 6,070,768
       Issuance of common stock                         (818,345)

       Liabilities assumed                           $ 5,252,423

      Pro forma financial information has not been given reflecting the acquisitions since it is not considered material to the overall financial statement presentation.

  6.  HOTEL LEASES:

      The Company, through its subsidiaries and consolidated partnerships, has leasehold interests ranging from 50.35% to 100% in nine hotels, the operations of which are included in the Company's consolidated financial statements. All of these leases provide for an option to purchase the hotel. Some of the purchase prices are based upon a multiple of gross room revenues for the preceding twelve months and the others are based upon a fixed amount, typically with annual increases based upon the change in the consumer price index. At June 30, 1996, the aggregate purchase price for these nine hotels was approximately $25,750,000.


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  GENERAL

  The Company is engaged in the development of AmeriHost Inn hotels, its proprietary brand, and the ownership, operation and management of AmeriHost Inn hotels and other mid-price hotels. As of June 30, 1996, there were 26 AmeriHost Inn hotels open, of which ten were wholly-owned, one was majority owned, 13 were minority-owned, and two were managed for unrelated third parties. The Company intends to use primarily the AmeriHost Inn brand when expanding its hotel operations segment. All of the hotels currently under construction will be AmeriHost Inn hotels. As of June 30, 1996, 13 AmeriHost Inn hotels were under construction, of which three will be wholly-owned with the remainder being minority-owned. Same room revenues for all AmeriHost Inns increased approximately 8.1% in the second quarter of 1996 compared to the second quarter of 1995, attributable to an increase of $3.37 in average daily rate and a 1.4% increase in occupancy.

  Revenues from hotel operations consist of the revenues from all hotels in which the Company has a 100% or controlling ownership or leasehold interest ("Consolidated Hotels"). Investments in other entities in which the Company has a minority ownership interest are accounted for using the equity or cost method. As a result of the Company's focus on increasing the number of Consolidated Hotels, the Company expects that revenues from the hotel operations segment will increase over time as a percentage of the Company's overall revenues. Development and construction revenues consist of one-time fees for new construction, acquisition and renovation activities performed by the Company for minority-owned hotels and unrelated third parties. The Company also receives management services revenues for management services provided to minority-owned hotels and unrelated third parties. Employee leasing revenues consist of revenues the Company receives for leasing its employees to minority-owned hotels and unrelated third parties. All revenues attributable to development, construction, management and employee leasing services with respect to Consolidated Hotels have been eliminated in consolidation.

  The second quarter and first six months of 1996 resulted in record revenues, net income, and EBITDA (as defined below). Revenues increased 61.3% and 27.6% to $19.8 million and $32.5 million during the three and six months ended June 30, 1996, respectively, from $12.3 million and $25.4 million during the three and six months ended June 30, 1995, due primarily to expanded hotel operations and significant hotel development and construction activity. Net income for the second quarter increased 63.4% to $1.4 million, or $0.20 per share in 1996, from $844,210, or $0.14 per share in 1995. Net income for the first six months increased 119.7% to $1.2 million, or $0.18 per share in 1996, from $560,677, or $0.09 per share in 1995. Excluding the second quarter gain on the sale of excess land adjacent to a Consolidated Hotel in the amount of $180,076, net of minority interest and income taxes, the Company reported earnings per share of $0.18 and $0.16 during the three and six months ended June 30, 1996. Operating income increased 51.4% and 86.4% to $2.4 million and $2.5 million during the three and six months ended June 30, 1996, respectively, from $1.6 million and $1.4 million during the three and six months ended June 30, 1995. The Company uses EBITDA as a supplemental performance measure along with net income to report its operating results. EBITDA is defined as net income, adjusted to eliminate the impact of (i) interest expense; (ii) leasehold rents for hotels, which the Company considers to be financing costs similar to interest; (iii) income tax expense (benefit), (iv) depreciation; and (v) amortization of intangibles. EBITDA should not be considered as an alternative to net income or cash flows from operating activities as a measure of liquidity. EBITDA increased 46.7% and 64.2% to $4.0 million and $5.7 million during the three and six months ended June 30, 1996, respectively, from $2.7 million and $3.5 million during the three and six months ended June 30, 1995. An EBITDA schedule is included herein.

  Amerihost had an ownership interest in 53 hotels at June 30, 1996 versus 46 hotels at June 30, 1995 (excluding hotels under construction). This increased ownership was achieved primarily through the development of AmeriHost Inn hotels for the Company's own account and for minority-owned entities. These figures include an increase in Consolidated Hotels from 18 at June 30, 1995 to 25 at June 30, 1996.


  RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1995

  Revenues increased 61.3% and 27.6% to $19.8 million and $32.5 million during the three and six months ended June 30, 1996, respectively, from revenues of $12.3 million and $25.4 million during the three and six months ended June 30, 1995. These increases were due primarily to significant increases in the Company's hotel development and hotel operations segments.

  Hotel operations revenue increased 30.3% and 32.5% to $8.0 million and $13.5 million during the three and six months ended June 30, 1996, respectively, as compared to $6.1 million and $10.2 million during the three and six months ended June 30, 1995. This increase was primarily attributable to the addition of seven Consolidated Hotels to the hotel operations segment from July 1, 1995 through June 30, 1996. The Company held a minority ownership position in one of these seven hotels prior to it becoming a Consolidated Hotel in the fourth quarter of 1995 when additional ownership interests were acquired. The hotel operations segment included the operations of 25 Consolidated Hotels comprising 2,570 rooms at June 30, 1996, compared to 18 Consolidated Hotels comprising 2,109 rooms at June 30, 1995 or an increase of 21.9% in total rooms. After considering the Company's ownership interest in the majority-owned Consolidated Hotels, this translates to 2,197 and 1,751 equivalent owned rooms as of June 30, 1996 and 1995, respectively, or an increase of 25.5%.

  Hotel development revenue increased 261% and 56.8% to $8.2 million and $12.2 million during the three and six months ended June 30, 1996, respectively, from $2.3 million and $7.8 million during the three and six months ended June 30, 1995. These increases were due primarily to the significant increase in hotel development activity performed for entities in which the Company holds a minority ownership interest. The Company was constructing 14 and 16 hotels during the second quarter and first six months of 1996, compared to seven hotels during the three and six months ended June 30, 1995, including five which were opened during the 1995 second quarter resulting in the recognition of revenues for only a portion of the quarter. In addition, the Company was able to make significant progress on certain projects which were hampered by severe weather conditions in the first quarter of 1996. The Company also had several projects in various stages of pre-construction development during both six month periods.

  Hotel management revenue decreased 13.8% and 13.6% to $694,148 and $1.2 million during the three and six months ended June 30, 1996, respectively, from $805,619 and $1.4 million during the three and six months ended June 30, 1995. While the number of hotels managed for third parties and minority-owned entities increased from 37 hotels at June 30, 1995 to 39 hotels at June 30, 1996, the total number of rooms managed decreased by 73. The addition of six management contracts (426 rooms) from July 1, 1995 to June 30, 1996 was offset by the termination of three management contracts (397 rooms) with minority-owned entities as a result of a hotel sale or temporary closing during renovation, and the one minority-owned hotel (102 rooms) which became a Consolidated Hotel in the fourth quarter of 1995 due to the Company acquiring additional ownership interests in this hotel. The Company does not recognize management fees from Consolidated Hotels. The total management fee revenues generated during the three and six months ended June 30, 1996 from the six management contracts added since July 1, 1995 were lower than the management fee revenues generated during the three and six months ended June 30, 1995 from the four minority-owned hotels terminated as discussed above. In addition, same room revenues decreased for all hotels managed for third parties.

  Employee leasing revenue decreased 4.7% and 8.7% to $3.0 million and $5.6 million during the three and six months ended June 30, 1996, respectively, from $3.1 million and $6.1 million during the three and six months ended June 30, 1995, as the six hotels added from July 1, 1995 through June 30, 1996 representing 426 rooms, incurred lower payroll costs than the four hotels representing 499 rooms which were terminated as discussed above.

  Total operating costs and expenses increased 69.5% and 24.2% to $15.6 million (78.5% of total revenues) and $26.3 million (81.1% of total revenue) during the three and six months ended June 30, 1996, respectively, from $9.2 million (74.7% of total revenues) and $21.2 million (83.3% of total revenues) during the three and six months ended June 30, 1995. Operating costs and expenses in the hotel operations segment increased 26.3% and 31.3% to $5.0 million and $9.7 million during the three and six months ended June 30, 1996, respectively, from $4.0 million and $7.4 million during the three and six months ended June 30, 1995, resulting primarily from the addition of seven Consolidated Hotels to this segment and are directly related to the 30.3% and 32.5% increase in segment revenue during the three and six months ended June 30, 1996. Hotel operations segment operating costs and expenses as a percentage of segment revenue decreased to 62.8% and 71.9% during the three and six months ended June 30, 1996, respectively, from 64.7% and 72.5% during the three and six months ended June 30, 1995, due primarily to improvements in operating efficiency and the increase in newly constructed AmeriHost Inn hotels, whose operating costs are typically lower than the older, acquired hotels. Operating costs and expenses from hotels other than AmeriHost Inn hotels increased to 66.2% and 76.4% of hotel revenues during the three and six months ended June 30, 1996 from 65.2% and 72.9% of hotel revenues during the three and six months ended June 30, 1995, due primarily to the conversion of three Consolidated Hotels to AmeriHost Inn hotels and higher expenses associated with the severe weather conditions in the first quarter of 1996. Operating costs and expenses for the hotel development segment increased 331% and 50.9% to $7.2 million and $10.3 million during the three and six months ended June 30, 1996, respectively, from $1.7 million and $6.8 million during the three and six months ended June 30, 1995, consistent with the increase in hotel development revenues. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased to 87.7% during the three months ended June 30, 1996 from 73.6% during the three months ended June 30, 1995. The second quarter of 1996 contained a significant level of construction activity which has higher operating costs than pre-construction development activity. The second quarter of 1995 contained a relatively higher portion of pre-construction development
  activity which has lower associated operating costs.   Operating costs and
  expenses in the hotel development segment as a percentage of segment revenue decreased to 84.6% from 87.9% during the six months ended June 30, 1996, due primarily to the timing of the pre-construction development activity as well as the construction activity. Hotel management segment operating costs and expenses decreased 2.4% and 10.0% to $496,384 and $869,035 during the three and six months ended June 30, 1996, respectively, from $508,755 and $1.0 million during the three and six months ended June 30, 1995 due to an increase in capitalized pre-opening costs associated with new hotels and management contracts, and efficiencies achieved in the management of all hotels operated and/or managed. Employee leasing operating costs and expenses decreased 5.7% and 9.7% to $2.9 million and $5.4 million during the three and six months ended June 30, 1996, respectively, from $3.0 million and $6.0 million during the three and six months ended June 30, 1995, and is consistent with the 4.7% and 8.7% decrease in segment revenue during the three and six month periods.

  Depreciation and amortization expense increased 79.2% and 81.7% to $856,357 and $1.7 million during the three and six months ended June 30, 1996, respectively, from $478,007 and $912,926 during the three and six months ended June 30, 1995. This increase was primarily attributable to the addition of seven Consolidated Hotels to the hotel operations segment and the resulting depreciation and amortization therefrom.

  Leasehold rents - hotels decreased 4.7% and 3.1% to $518,172 and $964,302 during the three and six months ended June 30, 1996, respectively, from $543,941 and $1.0 million during the three and six months ended June 30, 1995. The decrease was due to the termination of one leased Consolidated Hotel in the second quarter of 1995 as a result of the sale of the hotel, partially offset by the addition of one leased Consolidated Hotel to the hotel operations segment in the fourth quarter of 1995 (the Company had held a minority ownership position in this hotel prior to acquiring additional ownership interests which resulted in a majority ownership position).

  Corporate general and administrative expense remained relatively stable, decreasing 0.6% to $521,994 in the second quarter of 1996 from $525,289 in the second quarter of 1995. During the six month period, corporate general and administrative expense increased slightly by 1.4% to $1,006,646 in the 1996 period from $993,047 in the 1995 period.

  The Company's operating income increased $800,856 and $1.2 million, or 51.4% and 86.4%, to $2.4 million and $2.5 million during the three and six months ended June 30, 1996, respectively, from $1.6 million and $1.3 million during the three and six months ended June 30, 1995. Operating income from the hotel operations segment increased to $1.7 million and $1.4 million during the three and six months ended June 30, 1996 from $1.2 million and $1.1 million during the three and six months ended June 30, 1995, resulting primarily from the addition of seven Consolidated Hotels from July 1, 1995 to June 30, 1996. Operating income from the hotel development segment increased to $1.0 million and $1.8 million during the three and six months ended June 30, 1996 compared to $597,799 and $935,298 during the three and six months ended June 30, 1995, due to the significant level of hotel development and construction activity. The hotel management segment generated operating income of $136,163 and $197,542 during the three and six months ended June 30, 1996 compared to $235,981 and $291,447 during the three and six months ended June 30, 1995. These decreases were due primarily to the net reduction in total rooms managed for minority-owned entities and unrelated third parties as well as the elimination of management fees from Consolidated Hotels. Employee leasing operating income increased slightly during the second quarter, to $81,805 in 1996 from $52,463 in 1995. During the six month period, employee leasing operating income increased to $145,910 in 1996 from $93,060 in 1995.

  Interest expense was $619,124 and $1.3 million during the three and six months ended June 30, 1996, respectively, as compared to $362,007 and $669,726 during the three and six months ended June 30, 1995. These increases are primarily attributable to the increase in mortgage financing for Consolidated Hotels.

  The Company's share of equity in income (loss) of affiliates increased 87.3% to $181,028 in the second quarter of 1996 from $96,651 in the same quarter of 1995. Equity in income (loss) of affiliates increased to $36,389 during the six months ended June 30, 1996 compared to ($86,877) during the same period in 1995. These improvements in equity in operations of affiliates are primarily due to the sale of one hotel in the second quarter of 1996 and the acquisition of additional ownership interests in another hotel causing it to become a Consolidated Hotel, both of which had been accounted for by the equity method. Distributions from affiliates decreased slightly to $152,756 in the second quarter of 1996 from $184,943 in the second quarter of 1995. Distributions from affiliates increased to $259,800 during the six months ended June 30, 1996, compared to $204,162 during the same period in 1995.

  LIQUIDITY AND CAPITAL RESOURCES

  The Company has four main sources of cash from operating activities: (i) revenues from hotel operations; (ii) fees from development, construction and renovation projects; (iii) fees from management contracts; and (iv) fees from employee leasing services. Cash from hotel operations is typically received at the time the guest checks out of the hotel. A portion of the Company's hotel operations revenues is generated through other businesses and contracts and are usually paid within 30 to 45 days from billing. Fees from development, construction and renovation projects are typically received within 15 to 45 days from billing. Due to the procedures in place for processing its construction draws, the Company typically does not pay its contractors until the Company receives its draw from the equity or lending source. Management fee revenues are typically received by the Company within five working days from the end of each month. Cash from the Company's employee leasing segment is typically received 24 to 48 hours prior to the pay date.

  During the first six months of 1996, the Company received cash from operations of $4.0 million, compared to $1.4 million in the first six months of 1995, or an increase in cash provided by operations of $2.6 million. The increase in cash flow from operations during the first six months of 1996, when compared to 1995, can be attributed to the significant level of hotel construction activity in 1996 and expanded hotel operations. A significant number of projects were started in the fourth quarter of 1995, resulting in a significant amount of construction fees received in the first six months of 1996 when the majority of the construction activity on these hotels was performed. Increased hotel ownership and operation activity also contributed to the increase in cash flow from operations.

  The Company invests cash in three principal areas: (i) the purchase of property and equipment through the construction and renovation of Consolidated Hotels; (ii) the purchase of equity interests in hotels; and
  (iii) loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. During the first six months of 1996, the Company used $4.8 million in investing activities compared to $5.1 million in the first six months of 1995. During the first six months of 1996, the Company used $3.9 million to purchase property and equipment for Consolidated Hotels, used $350,200 for the purchase of equity interests, and used $904,312 for loans, net of loan collections. During the first six months of 1995, the Company used cash primarily for the purchase of $5.3 million in property and equipment for Consolidated Hotels, used $225,050 for the purchase of minority equity interests in hotels, and received $429,194 in net repayments of notes receivable from minority-owned hotels. In addition, the Company received distributions from investments in minority-owned hotels of $259,800 in the first six months of 1996, compared to $204,162 in the first six months of 1995.

  Cash received from financing activities was $2.0 million during the first six months of 1996 compared to $2.5 million during the first six months of 1995. In 1996, the primary factors were net proceeds of $2.5 million from the mortgage financing of Consolidated Hotels, net of principal repayments, and $585,233 in net reductions to the Company's operating line-of-credit. In 1995, the contributing factors were proceeds of $1.8 million from the mortgage financing of Consolidated Hotels, net of principal repayments, and net proceeds of $744,147 from the Company's operating line-of-credit.

  At June 30, 1996, the Company had $1.7 million outstanding under its operating line-of-credit. The Company's line-of-credit was renewed and increased effective May 1, 1996 to $5,000,000. The operating line-of-credit
  (i) is collateralized by a security interest in certain of the Company's assets, including its interest in various joint ventures; (ii) bears interest at an annual rate equal to the lending bank's base rate plus 1/2% (with a minimum interest rate of 7.5%); and (iii) matures May 1, 1997. The same bank providing the operating line-of-credit has agreed to provide a $7.5 million line-of-credit to be used for construction financing on hotel projects, of which $5.0 million must be used on contracts which have firm commitments for permanent mortgage financing when the construction is completed. At June 30, 1996, the Company also had outstanding $2.25 million of its 7% Subordinated Notes which are unsecured obligations due October 9, 1999 and which pay interest quarterly. Pursuant to the terms of the 7% Subordinated Notes, no dividends may be paid on any capital stock of the Company until the 7% Subordinated Notes have been paid in full. At the Company's sole discretion, the 7% Subordinated Notes may be prepaid at any time without prepayment penalty.

  The Company expects cash from operations to be sufficient to pay all operating and interest expenses in 1996.

  SEASONALITY

  The lodging industry, in general, is seasonal in nature. The Company's hotel revenues are generally greater in the second and third calendar quarters than in the first and fourth quarters due to weather conditions in the markets in which the Company's hotels are located and general business and leisure travel trends. This seasonality can be expected to continue to cause quarterly fluctuations in the Company's revenues. Quarterly earnings may also be adversely affected by events beyond the Company's control such as extreme weather conditions, economic factors and other factors affecting travel. In addition, hotel construction is seasonal, depending upon the geographic location of the construction projects. Construction activity in the Midwest may be slower in the first and fourth calendar quarters due to weather conditions.

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

  PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's hotels under construction and the operation of AmeriHost Inn hotels are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as the introduction of new hotels or renovation of existing hotels in the same markets; changes in travel patterns which could affect demand for the Company's hotels; changes in development and operating costs, including labor, construction, land, equipment, and capital costs; general business and economic conditions; and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as of the date made.


                    AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                    SCHEDULE OF EARNINGS BEFORE INTEREST/RENT,
                        TAXES AND DEPRECIATION/AMORTIZATION
                                    (UNAUDITED)




                                                   Three Months Ended June 30,          Six Months Ended June 30,
                                                     1996             1995                1996             1995

    Revenue                                       $  19,817,739    $  12,286,630       $  32,462,308    $  25,443,991


    Operating costs and expenses                     15,563,353        9,182,386          26,314,442       21,192,055


                                                      4,254,386        3,104,244           6,147,866        4,251,936


    Corporate general and administrative               (521,994)        (525,289)         (1,006,646)        (993,047)
    Interest income                                     161,276          160,367             315,635          251,903
    Other income (expense)                               15,077             (677)             56,986           19,482
    Equity in net income and losses
       of affiliates                                    181,028           96,651              36,389          (86,877)


    Earnings before minority interests                4,089,773        2,835,296           5,550,230        3,443,397


    Minority interests in earnings of
       consolidated subsidiaries and
       partnerships, excluding minority
       interest in gain on sale of land                 (62,751)         (90,131)            141,250           22,478


    Earnings before interest/rent, taxes
      and depreciation/amortization                $  4,027,022     $  2,745,165        $  5,691,480     $  3,465,875


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



                              AMERIHOST PROPERTIES, INC.
                                    Registrant




  Date:  July 29, 1996
                By:  /s/ Russell J. Cerqua
                     Russell J. Cerqua
                     Treasurer/Senior Vice President, Finance


                By:  /s/ James B. Dale
                     James B. Dale
                     Corporate Controller