Form 10-Q
period 1996-09-30
AMERIHOST PROPERTIES INC
filed 1996-11-12
CIK 778423

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


           [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended            SEPTEMBER 30, 1996

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

As of November 11, 1996, 6,023,521 shares of the Registrant's Common Stock were outstanding.





                           AMERIHOST PROPERTIES, INC.

                                    FORM 10-Q

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996



                                      INDEX



      PART I: Financial Information                          Page

Consolidated Balance Sheets as of September 30, 1996
    and December 31, 1995                                          4

Consolidated Statements of Income for the Three and Nine
    Months Ended September 30, 1996 and 1995                       6

Consolidated Statements of Cash Flows for the
    Nine Months Ended September 30, 1996 and 1995                  7

Notes to Consolidated Financial Statements                         9

Management's Discussion and Analysis                              11

Schedule of Earnings Before Interest/Rent, Taxes
    and Depreciation/Amortization for the Three and Nine
    Months Ended September 30, 1996 and 1995                      17


        PART II: Other Information


Item 4 - Submission to a Vote of Securities Holders               18

Item 6 - Exhibits and Reports on Form 8-K                         19

Signatures                                                        19


                         Part I:  Financial Information

                          Item 1:  Financial Statements


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                        September 30,            December 31,
                                                                           1996                    1995
                         ASSETS

Current assets:
    Cash and cash equivalents                                           $    2,116,182        $     1,371,278
    Accounts receivable (including $2,625,448 and $802,164
       from related parties)                                                 5,697,638              3,270,094
    Notes receivable (including $1,895,273 and $1,752,126
       from related parties)                                                 2,063,195              1,965,048
    Prepaid expenses and other current assets                                  349,623                188,163
    Refundable income taxes                                                      -                    230,530
    Costs and estimated earnings in excess of billings on
       uncompleted contracts (including $3,928,847 and
       $3,574,939 from related parties)                                      3,948,847              3,900,879

         Total current assets                                               14,175,485             10,925,992


Investments                                                                  2,958,397              2,388,999

Property and equipment:
    Land                                                                     5,481,311              4,236,309
    Buildings                                                               27,962,393             22,075,629
    Furniture, fixtures and equipment                                       11,225,402              9,204,377
    Construction in progress                                                 1,290,588                662,159
    Leasehold improvements                                                   2,249,576              2,050,654
                                                                            48,209,270             38,229,128

    Less accumulated depreciation and amortization                           7,697,241              5,404,102

                                                                            40,512,029             32,825,026


Long-term notes receivable (including $1,787,755 and
    $1,450,616 from related parties)                                         3,208,332              2,863,580

Costs of management contracts acquired, net of accumulated
    amortization of $1,073,393 and $913,393                                    879,710                664,110

Other assets (including deferred taxes of $383,000), net of
    accumulated amortization of $1,887,356 and $1,451,715                    2,966,200              2,785,595

                                                                             7,054,242              6,313,285

                                                                       $    64,700,153        $    52,453,302

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                    $    5,040,201          $    3,751,097
    Bank line-of-credit                                                      2,242,909               2,317,036
    Accrued payroll and related expenses                                       866,499                 688,648
    Accrued real estate and other taxes                                        816,447                 606,468
    Other accrued expenses and current liabilities                           1,036,379                 666,352
    Current portion of long-term debt                                        1,139,918               1,042,847
    Income taxes payable                                                       412,391                   -

         Total current liabilities                                          11,554,744               9,072,448


Long-term debt, net of current portion                                      30,366,410              23,971,481

Deferred income                                                                854,645                 686,388

Commitments

Minority interests                                                           1,223,638               1,456,226


Shareholders' equity:
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                               -                       -
    Common stock, $.005 par value; authorized 15,000,000 shares;
       issued 6,023,521 shares at September 30, 1996, and
       5,977,213 shares at December 31, 1995                                    30,118                  29,886
    Additional paid-in capital                                              17,094,874              16,920,237
    Retained earnings                                                        4,968,891               1,709,803

                                                                            22,093,883              18,659,926
    Less:
         Stock subscriptions receivable                                       (436,875)               (436,875)
         Notes receivable                                                     (956,292)               (956,292)

                                                                            20,700,716              17,266,759

                                                                        $   64,700,153          $   52,453,302


                                            See notes to consolidated financial statements.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                  Three Months Ended                    Nine Months Ended
                                                    September 30,                         September 30,
                                                1996             1995                   1996             1995
Revenue:
    Hotel operations:
         AmeriHost Inn hotels              $     2,876,756  $       325,820       $    6,370,553  $       462,161
         Other hotels                            6,980,912        7,636,223           17,023,696       17,719,608
    Development and construction                 5,175,044        2,200,908           17,366,142        9,978,271
    Management services                            830,965          925,774            2,014,795        2,295,847
    Employee leasing                             3,445,429        3,437,391            8,996,227        9,514,220
                                                19,309,106       14,526,116           51,771,413       39,970,107
Operating costs and expenses:
    Hotel operations:
         AmeriHost Inn hotels                    1,452,075          235,108            3,514,603          298,282
         Other hotels                            4,424,247        4,718,380           12,093,802       12,065,237
    Development and construction                 4,370,118        1,294,928           14,681,704        8,130,754
    Management services                            547,773          565,900            1,416,808        1,531,478
    Employee leasing                             3,363,985        3,371,864            8,765,724        9,352,484
                                                14,158,198       10,186,180           40,472,641       31,378,235

                                                 5,150,908        4,339,936           11,298,772        8,591,872

    Depreciation and amortization                  916,049          556,659            2,575,221        1,469,585
    Leasehold rents - hotels                       587,782          511,868            1,552,084        1,507,414
    Corporate general and administrative           475,679          545,869            1,482,325        1,538,915

Operating income                                 3,171,398        2,725,540            5,689,142        4,075,958

Other income (expense):
    Interest expense                              (701,417)        (474,712)          (1,985,714)      (1,144,439)
    Interest income                                162,955          160,859              478,590          412,762
    Other income                                       505            4,368               57,491           23,850
    Gain on sale of land                           129,833            -                  534,089            -
    Equity in net income and losses
       of affiliates                               838,850          310,426              875,240          223,549

Income before minority interests
    and income taxes                             3,602,124        2,726,481            5,648,838        3,591,680
Minority interests in (income) loss
    of consolidated subsidiaries
    and partnerships                              (167,957)        (170,603)            (125,750)        (148,124)

Income before income tax                         3,434,167        2,555,878            5,523,088        3,443,556

Income tax expense                               1,407,000          992,000            2,264,000        1,319,000

Net income                                  $    2,027,167   $    1,563,878       $    3,259,088   $    2,124,556

Earnings per share                          $         0.30   $         0.25       $         0.48   $         0.35


                 See notes to consolidated financial statements.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                              1996                   1995

Cash flows from operating activities:

    Cash received from customers                                       $    49,820,329          $   39,234,882
    Cash paid to suppliers and employees                                   (41,971,677)            (34,534,996)
    Interest received                                                          230,395                 389,934
    Interest paid                                                           (1,935,589)             (1,124,393)
    Income taxes paid                                                       (1,621,079)               (974,994)

Net cash provided by operating activities                                    4,522,379               2,990,433

Cash flows from investing activities:

    Distributions from affiliates                                              431,876                 376,915
    Purchase of property and equipment                                      (8,384,989)             (9,564,901)
    Purchase of investments                                                   (720,105)               (225,050)
    Increase in notes receivable                                            (3,312,644)             (1,080,286)
    Collections on notes receivable                                          2,730,788                 818,695
    Pre-opening and management contract costs                                 (375,600)               (254,580)
    Sale of investments                                                          -                      55,000
    Sale of land                                                               755,356                   -
    Acquisition of leasehold interest                                         (100,000)                 (5,000)
    Increase in organization costs                                               -                      (1,797)

Net cash used in investing activities                                       (8,975,318)             (9,881,004)

Cash flows from financing activities:

    Proceeds from issuance of long-term debt                                 6,439,569               5,186,628
    Increase in deferred offering costs                                       (144,625)                  -
    Principal payments of long-term debt                                    (1,133,133)               (570,750)
    Proceeds from issuance of common stock                                     202,966                   -
    Proceeds from line-of-credit                                            10,662,364               1,871,874
    Payments on line-of-credit                                             (10,736,491)               (744,147)
    Distributions to minority interests                                        (92,807)               (124,810)

Net cash provided from financing activities                                  5,197,843               5,618,795

Net increase (decrease) in cash                                                744,904              (1,271,776)

Cash and cash equivalents, beginning of period                               1,371,278               3,026,029

Cash and cash equivalents, end of period                                $    2,116,182          $    1,754,253

Reconciliation of net income to net cash provided by operating activities:

Net income                                                             $     3,259,088         $     2,124,556

Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                            2,575,221               1,469,585
    Equity in net loss (income) of affiliates before
         amortization of deferred income                                      (811,697)               (147,272)
    Minority interests in net income of subsidiaries                           125,750                 148,124
    Amortization of deferred income                                            (63,543)                (76,277)
    Amortization of deferred interest                                           (4,224)                 (4,226)
    Amortization of loan discount                                               34,044                  34,045
    Increase in deferred income                                                256,948                   -
    Gain on sale of land                                                      (534,089)                  -
    Increase in deferred tax asset                                               -                     (60,000)
    Compensation paid through issuance of common stock                          29,676                 213,991

    Changes in assets and liabilities, net of effects of acquisitions:

         Increase in accounts receivable                                    (2,217,445)                (82,167)
         Increase in interest receivable                                      (243,971)                (18,602)
         (Increase) decrease in prepaid expenses and other
            current assets                                                    (161,300)                 45,220
         Increase in costs and estimated earnings in excess
            of billings on uncompleted contracts                               (47,968)               (695,493)
         Increase in other assets                                             (308,036)               (373,313)
         Decrease in refundable income taxes                                   230,530                   -

         Increase (decrease) in accounts payable                             1,269,557                (372,156)
         Increase in accrued expenses and other current liabilities            705,366                 394,411
         Increase in accrued income taxes                                      412,391                 404,006
         Increase (decrease) in accrued interest                                16,081                 (13,999)

Net cash provided by operating activities                               $    4,522,379        $      2,990,433


                 See notes to consolidated financial statements.


1.   BASIS OF PREPARATION:

  The financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Amerihost Properties, Inc. and subsidiaries as of September 30, 1996 and December 31, 1995 and the results of its operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for the three and nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K. Certain reclassifications have been made to the 1995 financial statements in order to conform with the 1996 presentation.

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

  The income tax expense for the three and nine months ended September 30, 1996 and 1995 was based on the Company's estimate of the effective tax rate expected to be applicable for the full year. The Company expects the effective tax rate to approximate the Federal and state statutory rates.

4.   EARNINGS PER SHARE:

  Earnings per share of common stock is computed by dividing adjusted net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. The weighted average number of shares used in the computations were 6,756,913 and 6,708,365 for the three and nine months ended September 30, 1996, and 6,307,471 and 6,060,496 for the three and nine months ended September 30, 1995, respectively.

5.   SUPPLEMENTAL CASH FLOW DATA:

  The following represents the supplemental schedule of noncash investing and financing activities for the nine months ended September 30, 1996 and 1995:
                                                      Nine Months Ended
                                                        September 30,
                                                      1996       1995

    Purchase of investments through issuance of
       common stock and decrease in notes and accrued
       interest receivable                            $143,929  $ 749,659

    Reduction of accounts payable through
       issuance of common stock                                 $ 233,351


    During the first nine months of 1995, the Company acquired additional partnership interests in four hotels for 244,015 shares of the Company's common stock. During the first nine months of 1996, the Company acquired the remaining partnership interest in one hotel for $447,558. In conjunction with the acquisitions, liabilities were assumed as follows:

		                                        1996        1995
     Fair value of assets acquired                  $ 1,656,095 $ 6,070,768
     Cash paid or issuance of common stock             (447,558)   (818,345)

     Liabilities assumed                            $ 1,208,537 $ 5,252,423

    Proforma financial information has not been given reflecting the acquisitions since it is not considered material to the overall financial statement presentation.


6.  HOTEL LEASES:

    The Company, through its subsidiaries and consolidated partnerships, has leasehold interests ranging from 50.35% to 100% in nine hotels, the operations of which are included in the Company's consolidated financial statements. All of these leases provide for an option to purchase the hotel. Some of the purchase prices are based upon a multiple of gross room revenues for the preceding twelve months and the others are based upon a fixed amount, typically with annual increases based upon the change in the consumer price index. At September 30, 1996, the aggregate purchase price for these nine hotels was approximately $25,800,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is engaged in the development of AmeriHost Inn hotels, its proprietary brand, and the ownership, operation and management of AmeriHost Inn hotels and other mid-price hotels. As of September 30, 1996, there were 34 AmeriHost Inn hotels open, of which 12 were wholly-owned, one was majority owned, 19 were minority-owned, and two were managed for unrelated third parties. The Company intends to use primarily the AmeriHost Inn brand when expanding its hotel operations segment. All of the hotels currently under construction will be AmeriHost Inn hotels. As of September 30, 1996, 13 AmeriHost Inn hotels were under construction, of which four will be wholly-owned with the remainder being minority-owned. Same room revenues for all AmeriHost Inns increased approximately 14.4% in the third quarter of 1996 compared to the third quarter of 1995, attributable to an increase of $0.67 in average daily rate and a 13.1% increase in occupancy.

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

The third quarter and first nine months of 1996 resulted in record revenues, net income, and EBITDA (as defined below). Revenues increased 32.9% and 29.5% to $19.3 million and $51.8 million during the three and nine months ended September 30, 1996, respectively, from $14.5 million and $40.0 million during the three and nine months ended September 30, 1995, due primarily to expanded hotel operations and significant hotel development and construction activity. Net income for the third quarter increased 29.6% to $2.0 million, or $0.30 per share in 1996, from $1.6 million, or $0.25 per share in 1995. Net income for the first nine months increased 53.4% to $3.3 million, or $0.48 per share in 1996, from $2.1 million, or $0.35 per share in 1995. The Company sold two parcels of excess land adjacent to Consolidated Hotels in 1996, including one parcel which was sold in the third quarter. The gains from the sale of these parcels, net of minority interests and income taxes, increased earnings per share by $0.01 and $0.04 for the three and nine months ended September 30, 1996, respectively. Operating income increased 16.4% and 39.6% to $3.2 million and $5.7 million during the three and nine months ended September 30, 1996, respectively, from $2.7 million and $4.1 million during the three and nine months ended
September 30, 1995.

The Company uses EBITDA as a supplemental performance measure along with net income to report its operating results. EBITDA is defined as net income, adjusted to eliminate the impact of (i) interest expense; (ii) leasehold rents for hotels, which the Company considers to be financing costs similar to interest; (iii) income tax expense (benefit), (iv) depreciation; and (v) amortization of intangibles. EBITDA should not be considered as an alternative to net income or cash flows from operating activities as a measure of liquidity. EBITDA for the third quarter of 1996 was $5.5 million, of which $4.9 million or 89.0% was generated by hotel operations and management, with the remainder generated from hotel development. This represents a 34.4% increase over the 1995 third quarter total EBITDA of $4.1 million. For the nine months ended September 30, 1996, EBITDA was $11.2 million, of which $9.1 million or 81.5% was generated by hotel operations and management, with the remainder generated from hotel development. This represents a 48.1% increase over the 1995 total nine month EBITDA of $7.6 million. An EBITDA schedule is included herein.

Amerihost had an ownership interest in 60 hotels at September 30, 1996 versus 47 hotels at September 30, 1995 (excluding hotels under construction). This increased ownership was achieved primarily through the development of AmeriHost Inn hotels for the Company's own account and for minority-owned entities. These figures include an increase in Consolidated Hotels from 20 at September 30, 1995 to 28 at September 30, 1996.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
    COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

Revenues increased 32.9% and 29.5% to $19.3 million and $51.8 million during the three and nine months ended September 30, 1996, respectively, from revenues of $14.5 million and $40.0 million during the three and nine months ended
September 30, 1995. These increases were due primarily to significant increases in the Company's hotel development and hotel operations segments.

Hotel operations revenue increased 23.8% and 28.7% to $9.9 million and $23.4 million during the three and nine months ended September 30, 1996, respectively, as compared to $8.0 million and $18.2 million during the three and nine months ended September 30, 1995. This increase was primarily attributable to the addition of eight Consolidated Hotels to the hotel operations segment from October 1, 1995 through September 30, 1996. The Company held a minority ownership position in two of these eight hotels prior to them becoming Consolidated Hotels when additional ownership interests were acquired. The hotel operations segment included the operations of 28 Consolidated Hotels comprising 2,743 rooms at September 30, 1996, compared to 20 Consolidated Hotels comprising 2,231 rooms at September 30, 1995 or an increase of 22.9% in total rooms. After considering the Company's ownership interest in the majority-owned Consolidated Hotels, this translates to 2,370 and 1,880 equivalent owned rooms as of September 30, 1996 and 1995, respectively, or an increase of 26.1%.

Hotel development revenue increased 135% and 74.0% to $5.2 million and $17.4 million during the three and nine months ended September 30, 1996, respectively, from $2.2 million and $10.0 million during the three and nine months ended September 30, 1995. These increases were due primarily to the significant increase in hotel construction activity performed for entities in which the Company holds a minority ownership interest. The Company was constructing 15 and 21 hotels for minority-owned entities or unrelated third parties during the third quarter and first nine months of 1996, compared to three and eight hotels during the three and nine months ended September 30, 1995, respectively. The Company also had several additional projects in various stages of pre-construction development during both nine month periods.

Hotel management revenue decreased 10.2% and 12.2% to $830,965 and $2.0 million during the three and nine months ended September 30, 1996, respectively, from $925,774 and $2.3 million during the three and nine months ended September 30, 1995. The number of hotels managed for third parties and minority-owned entities increased from 37 hotels, representing 3,693 rooms, at September 30, 1995 to 43 hotels, representing 3,833 rooms, at September 30, 1996. The addition of management contracts for 12 newly constructed hotels (790 rooms) was partially offset by the termination of six management contracts (650 rooms) with minority-owned entities as a result of hotel sales or closing for renovation, or in two of the six cases, minority-owned hotels which became Consolidated Hotels due to the Company acquiring additional ownership interests in these hotels.
Six of the 12 new management contracts were added throughout the third quarter of 1996, resulting in the recognition of management fee revenues for only a portion of the quarter. In addition, hotels which opened during the second and third quarters of 1996 were operating during their initial stabilization period when revenues are typically lower. The management contracts terminated, all of which were for hotels other than the AmeriHost Inn brand, were for larger hotels compared to the 12 hotels added during the twelve months ended September 30, 1996. Consequently, the decrease in management fee revenue from the terminated management contracts was greater than the revenues added from the 12 newly constructed hotels during the three and twelve month period. The Company does not recognize management fees from Consolidated Hotels.

Employee leasing revenue remained stable at $3.4 million during the three months ended September 30, 1996 and 1995, while decreasing 5.4% to $9.0 million during the nine months ended September 30, 1996 from $9.5 million during the nine months ended September 30, 1995, as the timing of the twelve hotels added and the six management contracts terminated from October 1, 1995 through September 30, 1996 as discussed above, resulted in similar total payroll costs for the third quarter of 1996 compared to the third quarter of 1995 and lower payroll costs during the nine months ended September 30, 1996 compared to the same 1995 period.

Total operating costs and expenses increased 39.0% and 29.0% to $14.2 million (73.3% of total revenues) and $40.5 million (78.2% of total revenue) during the three and nine months ended September 30, 1996, respectively, from $10.2 million (70.1% of total revenues) and $31.4 million (78.5% of total revenues) during the three and nine months ended September 30, 1995. Operating costs and expenses in the hotel operations segment increased 18.6% and 26.2% to $5.9 million and $15.6 million during the three and nine months ended September 30, 1996, respectively, from $5.0 million and $12.4 million during the three and nine months ended September 30, 1995, resulting primarily from the addition of eight Consolidated Hotels to this segment and are directly related to the 23.8% and 28.7% increase in segment revenue during the three and nine months ended September 30, 1996. Hotel operations segment operating costs and expenses as a percentage of segment revenue decreased to 59.6% and 66.7% during the three and nine months ended September 30, 1996, respectively, from 62.2% and 68.0% during the three and nine months ended September 30, 1995, due primarily to improvements in operating efficiency and the increase in newly constructed AmeriHost Inn hotels, whose operating costs are typically lower than the older, acquired hotels. Operating costs and expenses from hotels other than AmeriHost Inn hotels increased to 63.4% and 71.0% of hotel revenues during the three and nine months ended September 30, 1996 from 61.8% and 68.1% of hotel revenues during the three and nine months ended September 30, 1995, due primarily to the conversion of four Consolidated Hotels to AmeriHost Inn hotels and higher expenses associated with the severe weather conditions in the first quarter of 1996.

Operating costs and expenses for the hotel development segment increased 237% and 80.6% to $4.4 million and $14.7 million during the three and nine months ended September 30, 1996, respectively, from $1.3 million and $8.1 million during the three and nine months ended September 30, 1995, consistent with the increase in hotel development revenues. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased to 84.4% and 84.5% during the three and nine months ended September 30, 1996, respectively, from 58.8% and 81.5% during the three and nine months ended September 30, 1995. The third quarter and first nine months of 1996 contained a significant level of construction activity which has higher operating costs than pre-construction development activity. The third quarter and first nine months of 1995 contained a relatively higher portion of pre-construction development
activity which has lower associated operating costs.   Hotel management segment
operating costs and expenses decreased 3.2% and 7.5% to $547,773 and $1.4 million during the three and nine months ended September 30, 1996, respectively, from $565,900 and $1.5 million during the three and nine months ended September 30, 1995 due to an increase in capitalized pre-opening costs associated with new hotels and management contracts, and efficiencies achieved in the management of all hotels operated and/or managed. Employee leasing operating costs and expenses decreased 0.2% and 6.3% to $3.4 million and $8.8 million during the three and nine months ended September 30, 1996, respectively, from $3.4 million and $9.4 million during the three and nine months ended September 30, 1995, and are consistent with the stable segment revenue during the third quarter of 1996 compared to 1995 and 5.4% decrease in segment revenue during the nine month periods.

Depreciation and amortization expense increased 64.6% and 75.2% to $916,049 and $2.6 million during the three and nine months ended September 30, 1996, respectively, from $556,659 and $1.5 million during the three and nine months ended September 30, 1995. This increase was primarily attributable to the addition of eight Consolidated Hotels to the hotel operations segment and the resulting depreciation and amortization therefrom.

Leasehold rents - hotels increased 14.8% and 3.0% to $587,782 and $1.6 million during the three and nine months ended September 30, 1996, respectively, from $511,868 and $1.5 million during the three and nine months ended September 30, 1995. The increase during the third quarter of 1996 compared to the third quarter of 1995 was due primarily to the addition of one leased Consolidated Hotel to the hotel operations segment in the fourth quarter of 1995 (the Company had held a minority ownership position in this hotel prior to acquiring additional ownership interests which resulted in a majority ownership position). The smaller increase during the nine months ended September 30, 1996 compared to the same period in 1995 was also due primarily to the addition of the one leased Consolidated Hotel in the fourth quarter of 1995, partially offset by the termination of another leased Consolidated Hotel in the second quarter of 1995 as a result of the sale of the hotel.

Corporate general and administrative expense decreased 12.9% and 3.7% to $475,679 and $1.5 million during the three and nine months ended September 30, 1996 and 1995, respectively, from $545,869 and $1.5 million during the three and nine months ended September 30, 1996 and 1995. The decreases were due primarily to operational efficiencies and the allocation of costs associated with increased hotel development activity.

The Company's operating income increased $445,858 and $1.6 million, or 16.4% and 39.6%, to $3.2 million and $5.7 million during the three and nine months ended September 30, 1996, respectively, from $2.7 million and $4.1 million during the three and nine months ended September 30, 1995. Operating income from the hotel operations segment increased to $2.6 million and $4.0 million during the three and nine months ended September 30, 1996 from $2.0 million and $3.1 million during the three and nine months ended September 30, 1995, resulting primarily from the addition of eight Consolidated Hotels from October 1, 1995 to September 30, 1996. Operating income from the hotel development segment decreased to $787,799 during the third quarter of 1996 compared to $902,934 during the third quarter of 1995. Although more hotels were under construction during the third quarter of 1996, the Company recognized a greater portion of pre-construction development fees in the third quarter of 1995 which have significantly lower associated operating costs. Operating income from hotel development increased 43.2%, to $2.6 million during the nine months ended September 30, 1996 from $1.8 million during the nine months ended September 30, 1995, due to the increased level of hotel development and construction activity. The hotel management segment generated operating income of $211,644 and $409,187 during the three and nine months ended September 30, 1996 compared to $348,823 and $640,270 during the three and nine months ended September 30, 1995. These decreases were due primarily to the termination of six hotel management contracts with minority-owned entities and unrelated third parties during the twelve month period ended September 30, 1996 as well as the elimination of management fees from Consolidated Hotels. Employee leasing operating income increased slightly during the third quarter, to $79,869 in 1996 from $63,952 in 1995. During the nine month period, employee leasing operating income increased to $225,779 in 1996 from $157,012 in 1995.

Interest expense was $701,417 and $2.0 million during the three and nine months ended September 30, 1996, respectively, as compared to $474,712 and $1.1 million during the three and nine months ended September 30, 1995. These increases are primarily attributable to the increase in mortgage financing for newly constructed Consolidated Hotels.

The Company's share of equity in income (loss) of affiliates increased 170% and 292% to $838,850 and $875,240 during the three and nine months ended September 30, 1996, respectively, from $310,426 and $223,549 during the three and nine months ended September 30, 1995. The increases in equity in operations of affiliates are primarily due to the sale of two hotels in 1996 and the acquisition of additional ownership interests in two additional hotels causing them to become Consolidated Hotels, both of which had been accounted for by the equity method. Distributions from affiliates were $172,076 in the third quarter of 1996 compared to $172,753 in the third quarter of 1995. Distributions from affiliates increased to $431,876 during the nine months ended September 30, 1996, compared to $376,915 during the same period in 1995.

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

During the first nine months of 1996, the Company received cash from operations of $4.5 million, compared to $3.0 million in the first nine months of 1995, or an increase in cash provided by operations of $1.5 million. The increase in cash flow from operations during the first nine months of 1996, when compared to 1995, can be attributed to the significant level of hotel ownership and operation activity as the number of Consolidated Hotels increased from 20 hotels at September 30, 1995 to 28 hotels and September 30, 1996. In addition, a significant number of projects were under construction during the first nine months of 1996 compared to the same period in 1995, including several which began construction in the fourth quarter of 1995 and completed in 1996, resulting in a significant amount of construction fees received during the first nine months of 1996.

The Company invests cash in three principal areas: (i) the purchase of property and equipment through the construction and renovation of Consolidated Hotels;
(ii) the purchase of equity interests in hotels; and (iii) loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. During the first nine months of 1996, the Company used $9.0 million in investing activities compared to $9.9 million in the first nine months of 1995. During the first nine months of 1996, the Company used $8.4 million to purchase property and equipment for Consolidated Hotels, used $720,105 for the purchase of equity interests in hotels, used $581,856 for loans, net of loan collections, and received $755,356 from the sale of assets. During the first nine months of 1995, the Company used cash primarily for the purchase of $9.6 million in property and equipment for Consolidated Hotels, used $225,050 for the purchase of minority equity interests in hotels, and used $261,591 for loans, net of repayments from minority-owned hotels. In addition, the Company received distributions from investments in minority-owned hotels of $431,876 in the first nine months of 1996, compared to $376,915 in the first nine months of 1995.

Cash received from financing activities was $5.2 million during the first nine months of 1996 compared to $5.6 million during the first nine months of 1995.
In 1996, the primary factors were net proceeds of $5.3 million from the mortgage financing of Consolidated Hotels, net of principal repayments, and $74,127 in net reductions to the Company's operating line-of-credit. In 1995, the contributing factors were proceeds of $4.6 million from the mortgage financing of Consolidated Hotels, net of principal repayments, and net proceeds of $1.1 million from the Company's operating line-of-credit.

At September 30, 1996, the Company had $2.2 million outstanding under its operating line-of-credit. The Company's line-of-credit was renewed and increased effective May 1, 1996 to $5,000,000. The operating line-of-credit (i) is collateralized by a security interest in certain of the Company's assets, including its interest in various joint ventures; (ii) bears interest at an annual rate equal to the lending bank's base rate plus 1/2% (with a minimum interest rate of 7.5%); and (iii) matures May 1, 1997. The same bank providing the operating line-of-credit also provides a $7.5 million line-of-credit to be used for construction financing on hotel projects, of which $5.0 million must be used on contracts which have firm commitments for permanent mortgage financing when the construction is completed. There was no balance outstanding on the construction line-of-credit at September 30, 1996. At September 30, 1996, the Company also had outstanding $2.25 million of its 7% Subordinated Notes which are unsecured obligations due October 9, 1999 and which pay interest quarterly. Pursuant to the terms of the 7% Subordinated Notes, no dividends may be paid on any capital stock of the Company until the 7% Subordinated Notes have been paid in full. At the Company's sole discretion, the 7% Subordinated Notes may be prepaid at any time without prepayment penalty.

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


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   SCHEDULE OF EARNINGS BEFORE INTEREST/RENT,
                       TAXES AND DEPRECIATION/AMORTIZATION
                                   (UNAUDITED)



                                                   Three Months Ended                   Nine Months Ended
                                                      September 30,                       September 30,
                                                 1996             1995                1996             1995

Revenue                                       $  19,309,106    $  14,526,116       $  51,771,413    $  39,970,107


Operating costs and expenses                     14,158,198       10,186,180          40,472,641       31,378,235


                                                  5,150,908        4,339,936          11,298,772        8,591,872


Corporate general and administrative               (475,679)        (545,869)         (1,482,325)      (1,538,915)
Interest income                                     162,955          160,859             478,590          412,762
Other income (expense)                                  505            4,368              57,491           23,850
Equity in net income and losses
   of affiliates                                    838,850          310,426             875,240          223,549


Earnings before minority interests                5,677,539        4,269,720          11,227,768        7,713,118


Minority interests in earnings of
   consolidated subsidiaries and
   partnerships, excluding minority
   interest in gain on sale of land                (167,957)        (170,603)            (26,707)        (148,124)


Earnings before interest/rent, taxes
  and depreciation/amortization                $  5,509,582     $  4,099,117       $  11,201,061     $  7,564,994



                           PART II - OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Securities Holders

          The annual shareholders' meeting was held August 29, 1996. Five matters were voted as follows:


          Matter 1:  Election of directors

               Director             For      Against  Abstain
           H. Andrew Torchia     4,142,082    3,280   17,945
           Michael P. Holtz      4,073,732   71,630   17,945
           Richard A. D'Onofrio  4,142,082    3,280   17,945
           Russell J. Cerqua     4,141,082    4,280   17,945
           Reno J. Bernardo      4,063,432   81,930   17,945
           Salomon J. Dayan      4,126,372   18,990   17,945


          Matter 2:  Amendment of the Company's Certificate of Incorporation

                                            For         Against         Abstain
           Increase in number of shares
             of Common Stock authorized   3,514,441     637,718         11,148


          Matter 3:  Approval of the Amerihost Properties, Inc. 1996 Omnibus
                Incentive Stock Plan

                                                                                       Broker
                                            For         Against         Abstain       Non Votes
           Approval of Plan              2,029,960      926,217         18,235        1,188,895


          Matter 4:  Approval of the Amerihost Properties, Inc. 1996 Stock
                Option Plan for Nonemployee Directors

                                                                                       Broker
                                            For         Against          Abstain      Non Votes
           Approval of Plan              2,661,963      296,840          15,609       1,188,895


          Matter 5:  Ratification of Auditors

                                            For          Against        Abstain
           Retention of BDO Seidman, LLP    4,153,994     3,210         6,103







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




                             AMERIHOST PROPERTIES, INC.
                                   Registrant



Date:  November 12, 1996

              By:  /s/ Russell J. Cerqua
                   Russell J. Cerqua
                   Treasurer/Executive Vice President, Finance


              By:  /s/ James B. Dale
                   James B. Dale
                   Corporate Controller