Form 10-K405
period 1996-12-31
AMERIHOST PROPERTIES INC
filed 1997-03-28
CIK 778423

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

           [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1996
                                       OR
           [ ]      Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

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

       Registrant's telephone number, including area code: (847) 298-4500
           Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   X

While it is difficult to determine the number of shares owned by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission), the registrant estimates that the aggregate market value of the registrant's Common Stock held by non-affiliates on March 24, 1997 (based upon an estimate that 86.1% of the shares are so owned by non-affiliates and upon the closing price for the Common Stock of $7.38) was $39,981,752.

As of March 24, 1997, 6,292,197 shares of the Registrant's Common Stock were outstanding.

The following documents are incorporated into this Form 10-K by reference:  None


                                     PART I

ITEM 1.   BUSINESS.

GENERAL

Amerihost Properties, Inc. and its subsidiaries (collectively, where appropriate, "Amerihost," or the "Company") is engaged in the development and construction of AmeriHost Inn hotels, its proprietary hotel brand, and the ownership, operation and management of both AmeriHost Inn hotels and other hotels. The AmeriHost Inn brand was created by the Company to provide for the consistent, cost-effective development and operation of mid-price hotels in various markets. All AmeriHost Inn hotels are designed and developed using the Company's 60 to 80 room, interior corridor and indoor pool prototype design and are located in tertiary and secondary markets.

As of December 31, 1996, the Company owned, operated or managed 72 hotels located in 16 states. Of these hotels, 38 hotels are operated or managed under the Company's proprietary brand, the AmeriHost Inn. Of the 72 hotels, the Company owns a 100% or controlling ownership interest in 28 hotels and a participating equity interest, ranging from 5% to 50%, in 33 hotels. Of the 61 owned hotels, 36 are AmeriHost Inn hotels and 25 are other brands, which in most cases were acquired, renovated and repositioned in their respective marketplaces between 1987 and 1993. The majority of the other brand hotels are franchised through Days Inn, Hampton Inn, Holiday Inn and Ramada Inn. The Company also managed 11 hotels at December 31, 1996, for unaffiliated third parties whereby the Company has no ownership interest. Two of the 11 managed hotels operate as AmeriHost Inn hotels. As of December 31, 1996, an additional 19 AmeriHost Inn hotels were under construction. The Company has 100% ownership in 12 of these hotels, a minority ownership interest in six of these hotels, and is constructing one for an unaffiliated third party.

The table below sets forth information regarding the hotels at December 31, 1996.


                                    Open             Under
                                    Hotels        Construction        Total
                                  Hotels Rooms    Hotels Rooms     Hotels Rooms
     100% or controlling ownership:
       AmeriHost Inn hotels          14     896    12      732       26    1,628
       Other brands                  14   1,807    -        -        14    1,807
                                     28   2,703    12      732       40    3,435
     Minority ownership interest:
       AmeriHost Inn hotels          22   1,430     6      366       28    1,796
       Other brands                  11     932    -        -        11      932
                                     33   2,362     6      366       39    2,728
     Managed only hotels:
       AmeriHost Inn hotels           2     121     1       61        3      182
       Other brands                   9   1,262    -        -         9    1,262
                                     11   1,383     1       61       12    1,444

     Total                           72   6,448    19    1,159       91    7,607


Since 1993, the Company's growth strategy has focused on the expansion and increased ownership of the AmeriHost Inn hotel brand through new development and construction. The AmeriHost Inn hotels have achieved occupancy and average daily rates which are higher than those realized by the Company's other owned hotels, including those operated under national franchise affiliations. These favorable operating results experienced by the AmeriHost Inn hotels led to the Company's decision to focus on expanding this brand rather than acquiring or developing hotels under other brand affiliations. The Company intends to continue this growth strategy and to aggressively expand its development, ownership and operation of AmeriHost Inn hotels. Implementing this strategy will allow the Company to rely less on the one-time transactional fees associated with hotel development and construction while generating long-term revenues and potential profits from hotel operations.

In addition to the development, construction and operation of hotels in which the Company has a controlling ownership interest, the Company provides development, construction and renovation services to hotels in which the Company has a minority ownership interest and to unaffiliated third parties. For new construction projects, the Company offers "turn-key" development services, having the in-house expertise to manage a project from inception through completion, including market research, site selection, architectural services, the securing of financing and construction management. The construction contracts entered into between the Company and the entities owning the hotels have generally been one of two types, providing either for the Company to receive costs plus developer's and construction overhead fees or a fixed fee.

The Company also provides management services to minority owned hotels and other hotels owned by unaffiliated third parties. Under its management contracts with such hotels, the Company typically provides complete operational and financial management services, including sales, marketing, quality control, training, purchasing and accounting. However, under certain management contracts, the Company's joint venture partners are responsible for the day-to-day operational management, while the Company provides full financial management and operational consulting and assistance. The Company is currently managing or co-managing all of the hotels in which it has a minority ownership interest, and is also managing 11 hotels for unaffiliated third parties. These hotels are managed under contracts ranging from 1 to 10 years, with optional renewal periods of equal length, and contain provisions under which the Company is paid fees equal to a percentage of total gross revenues for its services and, in some instances, additional incentive fees based upon hotel performance. The Company has developed centralized systems and procedures which it believes allow it to manage the hotels effectively and efficiently. While the Company does not intend to actively pursue management contracts with third parties, it does intend to continue managing hotels for third parties under its current management contracts and may manage additional hotels for third parties if the terms are favorable.

The Company also provides employee leasing services to hotels in which the Company has a minority ownership interest and to hotels owned by unaffiliated third parties which are managed by the Company. Under its employee leasing program, the Company employs all of the personnel working at the participating hotels and leases them to the hotels pursuant to written agreements. Employee leasing affords the Company greater control over payroll costs and allows the participating hotels to benefit from economies of scale on personnel-related costs. The Company's employee leasing agreements typically provide for one year terms, with automatic one year renewals. The Company generally receives fees from each participating hotel in an amount equal to the gross payroll costs for the leased employees, including all related taxes and benefits, plus a percentage of the gross payroll.

All revenues attributable to development, construction, management and employee leasing services with respect to hotels in which the Company has a 100% or controlling ownership interest have been eliminated in consolidation.

AMERIHOST INN HOTELS

AmeriHost Inn hotels, the Company's proprietary brand, are designed and constructed using the Company's 60 to 80 room, interior corridor and indoor pool prototype design. The AmeriHost Inn hotel's amenities and services include 24-hour front desk and message service, facsimile machines, whirlpool and sauna area, exercise room, meeting room, a covered entrance and extensive exterior lighting for added security. The standard AmeriHost Inn guest room features an electronic card-key lock, in-room safe, in-room coffee maker, telephone with data port for personal computer, a work area and color television with premium cable service or movies on demand. In addition, each Amerihost Inn hotel typically includes 2 to 6 whirlpool suites which, in addition to the standard amenities, include in-room whirlpools, microwave ovens, compact refrigerators and an expanded sitting area. AmeriHost Inn hotels do not contain food and beverage facilities normally associated with full-service hotels. Food service for hotel guests is generally available from adjacent or nearby free-standing restaurants which are independently owned and operated.

All AmeriHost Inn hotels are operated or managed by the Company in accordance with strict guidelines designed to provide guests with a consistent lodging experience. The Company believes the quality and consistency of the amenities and services provided by its AmeriHost Inn hotels increase guest satisfaction and repeat business. Further, through its use of the AmeriHost Inn prototype design, the Company believes that it is able to operate profitable hotels while offering an excellent value to its guests.

The Company targets smaller communities in tertiary and secondary markets with established demand generators such as major traffic arteries, office complexes, industrial parks, shopping malls, colleges and universities or tourist attractions, as the principal location for the development and construction of AmeriHost Inn hotels. Generally, these markets have minimal competition or a lack of recent hotel development. An AmeriHost Inn hotel is typically positioned to attract both business and leisure travelers seeking consistent amenities and quality rooms at reasonable rates, generally ranging from $40 to $65 per night.

The Company's in-house design staff, centralized purchasing program, strict cost controls, and low average land costs all contribute to a favorable cost structure in developing and constructing new AmeriHost Inn hotels. Furthermore, due to the centralization of all accounting, purchasing, payroll and other administrative functions, each hotel is operated efficiently and effectively with a minimal on-site staff. AmeriHost Inn hotels are not subject to franchise, royalty and marketing fees, which generally range from 8% to 10% of a hotel's gross room revenues. These factors assist the Company in maximizing its return on invested capital.

OTHER OWNED HOTELS

The Company's non-AmeriHost Inn hotels were primarily acquired by the Company through joint ventures prior to 1993, in most instances at prices below estimated replacement costs. The other hotels have been owned, operated and managed by the Company independently, or as part of a national franchise system such as Days Inn, Hampton Inn, Holiday Inn, and Ramada Inn. The Company believes that franchises in certain locations are important in maintaining occupancy levels, which are supported by the Franchisor's national reservation systems and marketing efforts and brand name recognition.

The Company's non-AmeriHost Inn hotels typically are also located in secondary and tertiary markets, with nearby demand generators such as airports, major traffic arteries, office complexes, industrial parks, shopping malls, colleges and universities or tourist attractions. The non-AmeriHost Inn hotels contain 53 to 209 rooms, generate average daily rates ranging from $35 to $65 per night, offer a variety of amenities and services and generally do not contain food and beverage facilities.

As part of the Company's strategy to focus its ownership primarily on AmeriHost Inn hotels, the Company intends to pursue selective sales of certain of these other hotels, if and when attractive terms are available. During 1996, four hotel partnerships in which the Company was a general partner sold their hotels, resulting in cash distributions to the Company upon their sale. Two additional hotels have been sold in 1997. These proceeds were, and any proceeds from future sales, if and when completed, are expected to be used by the Company to develop additional AmeriHost Inn hotels.

HOTEL PROPERTIES

At December 31, 1996, the Company owned and/or managed 72 hotels in 16 states, concentrated in the midwestern and southern United States. The Company had an additional 19 hotels under construction located generally in the same geographical areas.

Because the hotel industry is seasonal, the revenues generated by the hotels managed by the Company will increase or decrease depending upon the time of year. Since the Company's management fees are based upon a percentage of the hotels' total gross revenues, the Company is further susceptible to these seasonal variations. Given the location of the properties the Company manages, the revenues are typically lower in the first and fourth quarters of each year.


The following is a list of hotel properties under the Company's management at December 31, 1996 by state:


STATE             HOTEL                                                   ROOMS

Florida           Hampton Inn Ft. Myers (1)                                  123

Georgia           AmeriHost Inn Eagles Landing, Stockbridge (1)               60
                  AmeriHost Inn LaGrange (1)                                  59
                  AmeriHost Inn Smyrna (1)                                    60
                  Days Inn Northwest, Atlanta                                107
                  Days Inn Peachtree, Atlanta                                142
                  Days Inn Dalton                                            152
                  Days Inn Jekyll Island                                     162
                  Jekyll Estates Inn, Jekyll Island                           37
                                                                             779

Illinois          AmeriHost Inn Harvard (1)                                   60
                  AmeriHost Inn Jacksonville (1)                              60
                  AmeriHost Inn Macomb (1)                                    60
                  AmeriHost Inn Players Riverboat Hotel, Metropolis (1)      120
                  AmeriHost Inn Sycamore (1)                                  60
                  AmeriHost Inn Tuscola (1)                                   59
                  Days Inn Elgin (1)(3)                                       96
                  Days Inn Melrose Park (1)                                  123
                  Days Inn Niles (1)                                         153
                  Days Inn O'Hare South, Schiller Park (1)                   145
                  Days Inn Shorewood (1)                                     182
                  Palwaukee Motor Inn, Wheeling                              138
                                                                           1,256

Indiana           AmeriHost Inn Hammond (1)                                   86
                  AmeriHost Inn Muncie                                        60
                  AmeriHost Inn Plainfield (1)(2)                             60
                  Days Inn Cloverdale (1)(2)                                  60
                  Days Inn Crawfordsville (1)(2)                              60
                  Days Inn Plainfield (1)(2)                                  64
                  Days Inn Portage (1)                                       120
                  Days Inn Sullivan (1)                                       60
                  Ramada Inn Lafayette (1)                                   145
                                                                             715

Iowa              AmeriHost Inn Waverly (1)                                   60

Kentucky          AmeriHost Inn Murray (1)                                    60

Louisiana         Days Inn Kenner, New Orleans                               324

Michigan          AmeriHost Inn Coopersville (1)                              60
                  AmeriHost Inn Grand Blanc (1)                               60
                  AmeriHost Inn Grand Rapids North, Walker (1)                60
                  AmeriHost Inn Muskegon, Norton Shores (1)                   61
                                                                             241
Mississippi       AmeriHost Inn Batesville (1)                                60
                  Days Inn Vicksburg Landing (1)(2)                           89
                                                                             149

Ohio              AmeriHost Inn Ashland (1)                                   62
                  AmeriHost Inn Athens (1)(2)                                102
                  AmeriHost Inn Jeffersonville North (1)(2)                   60
                  AmeriHost Inn Jeffersonville South (1)(2)                   60
                  AmeriHost Inn Kenton (1)(2)                                 60
                  AmeriHost Inn Lancaster (1)(2)                              60
                  AmeriHost Inn Logan (1)(2)                                  60
                  AmeriHost Inn Mansfield (1)                                 60
                  AmeriHost Inn Marysville (1)(2)                             79
                  AmeriHost Inn Oxford                                        61
                  AmeriHost Inn Upper Sandusky (1)                            60
                  AmeriHost Inn Wooster East (1)                              58
                  AmeriHost Inn Wooster North (1)                             60
                  AmeriHost Inn Zanesville (1)(2)                             60
                  Days Inn Athens (1)(2)                                      60
                  Days Inn Akron/Kent, Brimfield (1)(2)                       67
                  Days Inn Dayton South (1)                                  209
                  Days Inn Findlay (1)(3)                                    115
                  Days Inn New Philadelphia (1)(2)                           102
                  Oakbrook Inn Middletown (1)                                120
                                                                           1,575

Oregon            Wildhorse Resort Hotel, Pendleton (4)                      100

Pennsylvania      AmeriHost Inn Shippensburg (1)                              60
                  Holiday Inn Altoona (1)                                    143
                  Holiday Inn Oil City (1)                                   106
                                                                             309

Texas             AmeriHost Inn Allen (1)                                     60

Vermont           Holiday Inn White River Junction (1)(2)                    140

West Virginia     AmeriHost Inn New Martinsville (1)(2)                       60
                  AmeriHost Inn Mineral Wells (1)(2)                          61
                  AmeriHost Inn Parkersburg (1)(2)                            79
                                                                             200

Wisconsin         AmeriHost Inn Green Bay (1)                                 60
                  AmeriHost Inn Mosinee (1)                                   53
                  Menominee Casino-Bingo-Hotel, Keshena                      100
                  Oakbrook Inn Menomonee Falls (1)(3)                        144
                                                                             357

                                                   TOTAL ROOMS             6,448
                                                   TOTAL PROPERTIES           72

     (1) Indicates properties in which the Company owns a direct or indirect equity or leasehold interest.
     (2)  Indicates properties which are co-managed with partners.
     (3)  Property was sold, or lease was terminated, in 1997.
     (4)  Management contract was terminated in 1997.


LODGING INDUSTRY

The United States lodging industry's performance is strongly correlated to economic activity, with changes in gross national product growth affecting both room supply and demand, resulting in cyclical changes in average occupancy rates, average daily rates, and revenue per available room. The general downturn in the economy and the oversupply of rooms during the late 1980's and early 1990's resulted in decreased economic performance in the lodging industry.

Since the early 1990's, the United States lodging industry has shown significant improvement. The primary element contributing to the industry's improved performance has been increased economic activity, which has resulted in growth in the demand for hotel rooms exceeding the growth in the available supply of hotel rooms. The more rapid growth in hotel room demand, compared to growth in hotel room supply, has resulted in positive trends industry-wide for occupancy and average daily rates. According to Coopers & Lybrand L.L.P., the overall United States hotel room occupancy growth was 0.9% in 1996, while average daily rates increased 6.4%, resulting in a 7.4% increase in revenue per available room ("RevPAR").

GROWTH STRATEGY

The Company's growth strategy is to increase revenues, EBITDA and net income per share by: (i) developing, operating and owning additional AmeriHost Inn hotels;
(ii) maintaining or enhancing occupancy and average daily rate results at all of its hotels; and (iii) controlling operating and corporate overhead expenses. EBITDA is used by the Company as a supplemental performance measure along with net income to report its operating results. EBITDA is defined as net income, adjusted to eliminate the impact of (i) interest expense; (ii) interest and other income; (iii) leasehold rents for hotels, which the Company considers to be financing costs similar to interest; (iv) income tax expense; (v) depreciation and amortization; (vi) gains or losses from property transactions; and (vii) non-recurring charges.

The Company's primary growth strategy is to focus on the expansion of its proprietary brand, the AmeriHost Inn, through continued development, construction and operation of 100% owned AmeriHost Inn hotels. During 1996, the Company opened three wholly-owned AmeriHost Inn hotels and had another 12 under construction at December 31, 1996. The Company may also continue the development of AmeriHost Inn hotels through joint ventures with partners.
During 1996, such joint ventures opened 15 AmeriHost Inn hotels. The Company may seek to increase its ownership interest in existing AmeriHost Inn hotels in which the Company has less than a 100% ownership interest, if available on favorable economic terms. The Company acquired additional ownership interests during 1996 in two hotels in which the Company already held a minority ownership interest, resulting in majority ownership positions. In addition, the Company and certain joint ventures converted five hotels from other brands to the AmeriHost Inn brand during 1996. These conversions were hotels which had been built by the Company as wholly-owned hotels or through joint ventures in prior years using the AmeriHost Inn standard prototype. From time to time, the Company may also continue to provide development, construction and, to a lesser extent, management services to unaffiliated third parties on a fee-for-service basis.

During 1996, the Company began construction on a record 21 AmeriHost Inn hotels, and completed construction of 19 hotels, 18 of which were AmeriHost Inn hotels. The Company intends to continue developing and constructing AmeriHost Inn hotels in communities located in tertiary and secondary markets which already have established demand generators, such as major traffic arteries, office complexes, industrial parks, shopping malls, colleges and universities or tourist attractions. Typically, the Company seeks communities where an active economic development program is in place, which suggests long-term growth potential for additional lodging demand. In most cases, the local community is interested in a new hotel because existing facilities are dated or inconvenient. The Company provides comfortable, professionally managed accommodations which are typically not available in that community.

The Company has an in-house development staff dedicated to identifying and evaluating new development opportunities. Once a market has been identified and a site has been selected, the Company initiates its due diligence process prior to the construction of one of its hotels. Such due diligence typically consists of environmental surveys, feasibility and engineering studies and the securing of zoning and building permits. The Company also maintains an in-house construction and design department, which enables it to manage all phases of construction. The Company's in-house architects and design personnel prepare the blueprints for each AmeriHost Inn hotel through the use of computer assisted drafting equipment, thereby reducing architectural fees. In most cases, the Company hires a general contractor to construct the hotel for a fixed price, eliminating much of the risk typically associated with construction. The Company's project managers oversee the general contractor through each phase of construction in order to assure the quality and timing of the construction.
With few exceptions, such as the interior color scheme, each AmeriHost Inn hotel is the same in every detail, including the overall layout, the room sizes and the indoor pool area. The replication of its prototype design allows accurate budgeting of its construction and overhead costs.

Historically, the Company has financed its hotel development and construction through a combination of equity and debt financing, with the equity financing typically provided by the Company and/or its joint venture partners, and the debt financing typically provided by local or regional banks. All of the AmeriHost Inn hotels currently under construction are being financed in this manner, except for one joint venture which intends to lease the land.

The Company intends to increase its revenue, EBITDA and net income per share through the continued development of its AmeriHost Inn brand hotel and the continued implementation of its operating and marketing strategies. The Company believes that it can develop and operate additional AmeriHost Inn hotels having occupancies and average daily rates similar to those the Company has achieved at its existing AmeriHost Inn hotels. Moreover, the Company believes that the development of additional AmeriHost Inn hotels and expanded geographic diversity will continue to enhance the awareness of the AmeriHost Inn brand and thus improve revenues at existing, as well as future, AmeriHost Inn hotels.

OPERATING STRATEGY

The Company's operating strategy is to provide its customers with a consistent lodging experience by offering a package of amenities and services which meet or exceed the customer's expectations during each stay. The Company has developed uniform standards and procedures for each aspect of the development, construction, operation and marketing of its AmeriHost Inn hotels, from site selection to operational management.

The Company's operational management activities are overseen by a Senior Vice President of Operations who supervises regional and area managers, who in turn oversee the general managers of the hotels. Each regional manager is responsible for 6 to 10 hotels, depending on each hotel's size and location. In addition to having responsibilities as the general manager of a specific hotel, each area manager is responsible for overseeing the general managers at 1 to 2 additional hotels. In addition to these managers, the Company has centralized sales and marketing personnel who assist and direct the general managers and other on-site personnel in their marketing efforts. The Company also has internal auditors who perform audits of each hotel at least two times each year, including tests of financial items such as cash and receivables, as well as operational, security and ADA (Americans with Disabilities Act) compliance matters, and who are also responsible for developing and conducting a variety of educational and training seminars for general managers and other on-site personnel.

The Company has designed a financial management system whereby all accounting and operating information is processed in the Company's centralized accounting office at its headquarters. The system includes cash management, accounts payable and the generation of daily financial and operating information and monthly financial statements which allow senior management and the regional, area and general managers to closely monitor performance and to quickly react to changes in operational conditions. The Company provides each hotel with standardized forms and procedures to ensure uniform and efficient financial reporting. The Company's financial management system relieves certain management and reporting burdens from the individual hotel managers, enabling them to focus on the operation and marketing of the hotel. The centralized financial management system also enhances the quality and timing of internal financial reports. All payroll functions are also centralized at the Company's headquarters through its employee leasing subsidiary, allowing the Company to have greater control over payroll costs. In addition, since all of the approximately 1,400 hotel personnel are employed by the same company, the costs of certain payroll related expenses are lower than if each hotel maintained its own employees, and the Company is able to offer a more attractive health insurance program to its employees.

MARKETING STRATEGY

The Company believes it has a unique marketing strategy which is to actively seek involvement in and ties to the local communities in which its hotels are located. The local businesses and residential communities are each hotel's best referral source. When staying in smaller communities where the Company's hotels are located, visitors typically seek recommendations from family, friends and business associates. The general managers of the hotels are expected to devote a majority of their time toward marketing activities with local businesses and the community. In an effort to promote community awareness and build strong relationships with business leaders and local residents, general managers are very active in local civic groups and frequently sponsor special events. In addition, the hotels typically sponsor various local social and community events and permit the use of their facilities by local clubs and civic organizations. This community involvement, combined with a professional marketing program, allows the hotel to showcase its facilities for both business and leisure purposes. By focusing on the local community as its primary referral source, the Company believes that each hotel can build a strong sales force of local residents.

With respect to AmeriHost Inn hotels, the Company's primary marketing strategy is to consistently develop and operate AmeriHost Inn hotels using its prototype design under the trademarked AmeriHost Inn diamond-shaped logo. The Company believes that a consistent product offering, including the same design features, amenities and quality guest services, will promote guest loyalty, referrals and repeat business. The amenities and services featured in the AmeriHost Inn prototype design are not consistently found in the hotels of competitors in the markets which the Company targets. By providing amenities and services on a consistent basis, along with centralized administrative and financial reporting systems, the Company believes it is able to operate profitable hotels while offering an excellent value to its guests.

JOINT VENTURES

The Company continued to develop new hotels through joint ventures in 1996, whereby the Company and other investors agree to jointly undertake the development, construction, acquisition or renovation of a hotel property. As of December 31, 1996, the Company had 47 projects with joint venture partners, including multiple projects with certain joint venture partners.

The Company's joint ventures have taken various forms, including general partnerships, limited partnerships, and limited liability companies. Each joint venture has been formed with respect to a particular hotel project and reflects the characteristics of that project, including the relative contributions, in cash, property or services, of its partners. In most instances, the joint venture has taken the form of a limited partnership, with a wholly-owned subsidiary of the Company as a general partner with sole or joint management authority. The Company's subsidiary, as general partner, has typically received a partnership interest ranging from 15% to 30% for contributing the Company's expertise. In certain cases, the subsidiary has also contributed a minimal amount of cash. The limited partners (which may include the Company or its affiliates in some instances) have typically contributed the cash equity required to fund the project and have received interests proportionate to their contributions. A typical joint venture agreement provides that the profits and losses of the entity will be allocated among the partners in proportion to their respective interests. However, the distribution of operating cash flow and asset sale proceeds to the Company in proportion to its ownership interest is often subordinate to the prior return of capital and other distributions payable to the other joint venture partners. In addition, in five recent joint venture arrangements, the equity interests held by the joint venture partners are exchangeable into shares of the Company's common stock and the Company has guaranteed minimum annual distributions to the joint venture partners.

As the general partner, the Company's subsidiary generally has the sole or primary management authority with respect to the joint venture. However, in some instances, the joint venture agreement or applicable law may provide to the other joint venture partners the right to amend the joint venture agreement, approve a transfer of the general partner's partnership interest, remove the general partner for cause, or dissolve the joint venture. The joint venture agreements do not typically restrict the right of the Company or its affiliates to engage in related or competitive business activities.

COMPETITION

There is significant competition in the mid-price lodging industry. There are numerous hotel chains that operate on a national or regional basis, as well as other hotels, motor inns and other independent lodging establishments throughout the United States. Competition is primarily in the areas of price, location, quality, services and amenities. Many of the Company's competitors have recognized trade names, national reservation systems, greater resources and longer operating histories than the Company. However, the Company believes that its management is sufficiently experienced, and the markets which the Company targets for development typically contain minimal competition, enabling the Company to compete successfully.

There are a number of companies which develop, construct and renovate hotels. Some of these companies perform these services only for their own account, while others actively pursue contracts for these services with third party owners.
The Company believes that it can develop, construct and renovate hotels at costs which are competitive. The Company believes that its use of a well developed prototype, significant experience (the Company has managed the development and construction of more than 50 hotels) and volume purchasing of furniture and amenities result in development costs which are lower than those experienced by many competitors building comparable hotels. The Company also believes that its ability to offer additional services, such as hotel management, provides some competitive advantages.

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

The Company believes that the relationship between the development and construction costs and the average daily rates achieved by the AmeriHost Inn hotels is more favorable than that experienced by many of the Company's competitors. In addition, a significant portion of the purchasing and accounting functions related to the hotels is handled in the Company's headquarters, thus enabling the local general managers and their staffs to focus their efforts on marketing and sales. The centralization of many functions also assists in keeping costs lower due to certain economies of scale. This allows the AmeriHost Inn hotels to operate efficiently and compete effectively.

FRANCHISE AGREEMENTS

At December 31, 1996, the Company had franchise agreements (collectively, the "Franchise Agreements") with Days Inn of America, Inc., Promus Hotels, Inc. (regarding Hampton Inns), Holiday Inns, Inc., Holiday Inns Franchising, Inc. and Ramada Franchise Systems, Inc. Although the terms of the various Franchise Agreements differ, each requires the Company to pay a monthly royalty fee for the right to operate the hotel under the "flag" of that Franchisor and to have access to the other benefits provided by such Franchisor, including access to reservation systems, marketing plans and use of trademarks. The royalty fees are typically based on gross revenues attributable to room rentals, plus marketing and reservation contributions, and typically range between 8% and 10% of gross room revenues. In addition, the Company and/or the joint venture which owns a hotel operated pursuant to a Franchise Agreement will have ongoing obligations to maintain the quality and condition of the hotel to the standards required by the Franchisor. The term of a Franchise Agreement typically is between 10 and 20 years, with a substantial penalty for early termination by the Company with either party typically having the right to terminate after five years. The Company believes that it is generally in compliance with its Franchise Agreements, and the loss of any one of the Franchise Agreements would not have a material impact on the Company.


EMPLOYEES

As of December 31, 1996, the Company and its subsidiaries had approximately 1,500 full and part-time employees:

       Hotel Management:
        Operations                 25
        Accounting and finance     17
        Property general managers  73

       Hotel Development:          16

       Hotel Operations:          549

       Corporate:
        General and administrative 10
        Officers                    4

       Employee Leasing:
        General and administrative  5
        Operations(1)             806
                                1,505

     (1) Does not include 622 employees who are employed by ASI and leased to other subsidiaries of the Company. These employees are reflected in the table under hotel management and hotel operations.

The Company believes that its relationship with its employees is good.


ITEM 2.   PROPERTIES.

The Company's corporate offices and the offices of its wholly-owned subsidiaries are located in approximately 18,100 square feet of space at 2400 East Devon Avenue, Suite 280, Des Plaines, Illinois 60018. These offices are occupied under a lease that expires on December 31, 2000.

At December 31, 1996, the Company had a controlling ownership or leasehold interest in 28 operating hotels and 12 hotels under construction, located in 14 states. The land, building, furniture, fixtures and equipment and construction in progress for these hotels is reflected in the Company's Consolidated Balance Sheet at December 31, 1996. These assets were substantially pledged to secure the related long-term mortgage debt. See Item 1 and Notes 6 and 7 to the Consolidated Financial Statements under Item 14.

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



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1996.


                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

The Company's Common Stock is traded on the Nasdaq National Market under the symbol HOST. As of March 24, 1997, there were 1,514 holders of record of the Company's Common Stock. The following table shows the range of reported high and low closing prices per share.

                                                               High($)            Low($)

FISCAL 1995

   First quarter                                                 4.88             3.56
   Second quarter                                                5.75             4.31
   Third quarter                                                 7.50             5.63
   Fourth quarter                                                7.25             6.13

FISCAL 1996

   First quarter                                                 8.25             6.25
   Second quarter                                                9.94             8.50
   Third quarter                                                 8.63             5.88
   Fourth quarter                                                7.63             6.06

FISCAL 1997

   First quarter (through March 24, 1997)                        7.63             5.31


The Company has not declared or paid any cash dividends on its Common Stock.
The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements and such other factors as the Board of Directors deems relevant. In addition, pursuant to the terms of the Company's 7% Subordinated Notes (the "7% Notes"), no dividends may be paid on any capital stock of the Company until the 7% Notes have been paid in full. (See Notes 7 and 8 to the Consolidated Financial Statements under Item 14.)


ITEM 6.   SELECTED FINANCIAL DATA.

The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements. The consolidated financial statements for all years presented have been audited by the Company's independent auditors, whose report on such consolidated financial statements for the three years ended December 31, 1996, 1995 and 1994 is included herein under
Item 14. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto under Item 14 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                             (in thousands, except per share data)

                                                                    Fiscal Year Ended December 31,
                                                          1996       1995       1994        1993       1992
STATEMENT OF OPERATIONS DATA:
  Revenue                                               $ 68,342   $ 51,962    $43,347    $ 34,274   $ 29,411
  Operating costs and expenses                            54,360     41,317     37,076      30,389     25,445
  Depreciation and amortization expense                    3,479      2,268      1,141         928        421
  Leasehold rents - hotels                                 2,122      1,976      1,661       1,652      1,149
  Corporate general and administrative                     1,928      2,111      2,013       1,783      1,399

  Operating income (loss)                                  6,453      4,290      1,456        (478)       997

  Interest expense, net                                    2,142      1,195        427         596        220

  Net income (loss)                                     $  3,395   $  2,138    $   571    $   (761)  $    511

  Earnings (loss) per share                             $   0.50   $   0.35    $  0.10    $  (0.15)  $   0.22

  Weighted average shares outstanding(1)                   6,729      6,125      5,624       5,038      2,347


BALANCE SHEET DATA:
  Total assets                                          $ 66,901   $ 52,453    $34,404    $ 24,174   $ 13,837
  Long-term debt, including current portion               34,339     25,014     13,542       6,408      6,012
  Working capital                                            953      1,854      4,182       5,048      3,329
  Shareholders' equity                                    20,912     17,267     13,672      12,781      3,856

OTHER DATA:
  EBITDA (2)                                            $ 12,850   $  8,862    $ 4,143    $  2,094   $  2,476
  Cash provided by operating activities                    7,558      1,918      2,215         693      1,267
  Cash used in investing activities                      (11,347)   (13,506)    (8,764)    (10,737)    (4,065)
  Cash provided by financing activities                    5,447      9,933      7,690      10,651      3,735
  Net income plus depreciation/amortization (3)            6,874      4,406      1,712         652        932
  Capital expenditures                                    14,049     12,539      7,872       8,292        296


   (1)    During the first quarter of 1993, the Company issued an additional
          1,718,915 shares of Common Stock in connection with the conversion and redemption of the Company's 12% Notes, the cashless exercise of warrants and the exercise of warrants to purchase Common Stock by Diversified Innkeepers, Inc. During the second quarter of 1993, the Company issued an additional 1,550,000 shares of Common Stock in connection with the public offering completed in May 1993.

   (2)    Earnings before interest/rent, taxes and depreciation/amortization
          ("EBITDA") is not defined by generally accepted accounting principles, however the Company believes it provides relevant information about its operations and is necessary for an understanding of the Company's operations, given its significant investment in real estate. EBITDA for 1996 does not include a non-recurring charge for costs associated with a public offering of common stock which was not consummated.
          EBITDA for 1993 does not include a non-cash debt acceleration charge of $485,411 relating to the prepayment of subordinated debt.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company is engaged in the development of AmeriHost Inn hotels, its proprietary brand, and the ownership, operation and management of AmeriHost Inn hotels and other mid-price hotels. As of December 31, 1996 there were 38 AmeriHost Inn hotels open, of which 12 were wholly-owned, two were majority owned, 22 were minority owned, and two were managed for unrelated third parties. The Company intends to use primarily the AmeriHost Inn brand when expanding its hotel operations segment. All of the hotels currently under construction will be AmeriHost Inn hotels. As of December 31, 1996, 19 AmeriHost Inn hotels were under construction, of which 12 will be wholly owned, six will be minority-owned, and one will be managed for a third party. Same room revenues for all AmeriHost Inn hotels increased 14.5% in 1996 compared to 1995, attributable to an increase of $1.71 in average daily rate and a 10.7% increase in occupancy.

Revenues from hotel operations consist of the revenues from all hotels in which the Company has a 100% or controlling ownership or leasehold interest ("Consolidated Hotels"). Investments in other entities in which the Company has a minority ownership interest are accounted for using the equity method. As a result of the Company's focus on increasing the number of Consolidated Hotels, the Company expects that revenues from the hotel operations segment will increase over time as a percentage of the Company's overall revenues. Development and construction revenues consist of one-time fees for new construction, acquisition and renovation activities performed by the Company for minority owned hotels and unrelated third parties. The Company also receives management services revenues for management services provided to minority-owned hotels and unrelated third parties. Employee leasing revenues consist of revenues the Company receives for leasing its employees to minority-owned hotels and unrelated third parties. All revenues attributable to development, construction, management and employee leasing services with respect to Consolidated Hotels have been eliminated in consolidation.

The year ended December 31, 1996 resulted in record revenues, net income, operating income and EBITDA (as defined below). Revenues increased 31.5% to $68.3 million in 1996 from $52.0 million in 1995, due primarily to expanded hotel operations and significant hotel development and construction activity. Net income increased 58.8% to $3.4 million, or $0.50 per share in 1996 from $2.1 million, or $0.35 per share in 1995. The Company recognized gains from the sale of one Consolidated Hotel and two parcels of excess land in 1996. In addition, during the fourth quarter of 1996, the Company recognized approximately $238,000, net of income taxes, in expenses associated with a public offering of the Company's common stock which was not consummated. Excluding the gains from the sales of the hotel and excess parcels of land, and the expenses associated with the public offering of common stock, net of minority interests and income taxes, net income would have been $3.1 million, or $0.45 per share. Operating income increased $2.2 million, or 50.4% to $6.5 million in 1996 from $4.3 million in 1995.

The Company uses EBITDA as a supplemental performance measure along with net income to report its operating results. EBITDA is defined as net income, adjusted to eliminate the impact of (i) interest expense; (ii) interest and other income; (iii) leasehold rents for hotels, which the Company considers to be financing costs similar to interest; (iv) income tax expense; (v) depreciation and amortization; (vi) gains or losses from property transactions; and (vii) non-recurring charges. EBITDA should not be considered as an alternative to net income or cash flows from operating activities as a measure of liquidity. EBITDA increased 45.0% to a record $12.9 million in 1996 from $8.9 million in 1995, or an increase of $4.0 million. During 1996, 80.6% of EBITDA was generated by hotel operations and management activities, compared to 85.3% in 1995.

Amerihost had an ownership interest in 79 hotels at December 31, 1996 versus 64 hotels at December 31, 1995 and 50 hotels at December 31, 1994 (including hotels under construction). The number of Consolidated Hotels open or under construction increased to 40 at December 31, 1996 from 27 at December 31, 1995 and 17 at December 31, 1994. Excluding hotels under construction, the Company increased equivalent owned rooms by 9.9% in 1996 to 2,929 at December 31, 1996 from 2,666 at December 31, 1995, which increased 27.8% in 1995 from 2,086 equivalent owned rooms at December 31, 1994. This increased ownership was achieved primarily through the development of hotels for the Company's own account and for minority-owned entities.

RESULTS OF OPERATIONS

The following table sets forth the percentages of revenues of the Company represented by components of net income for 1996, 1995 and 1994.

                                                                Percentage of Total Revenue
                                                                  Year Ended December 31,
                                                       1996             1995             1994

Revenue                                                100.0%           100.0%           100.0%
Operating costs and expenses                            79.5             79.5             85.5
                                                        20.5             20.5             14.5

Depreciation and amortization                            5.2              4.4              2.6
Leasehold rents - hotels                                 3.1              3.8              3.8
Corporate general and administrative                     2.8              4.0              4.7

Operating income                                         9.4              8.3              3.4

Interest expense                                       ( 4.0)           ( 3.4)           ( 2.0)
Interest and other income                                1.1              1.2              1.1
Equity in income and losses of affiliates                1.2              0.7              -
Gain on sale of assets                                   1.9              -                -
Public offering not consummated                        ( 0.6)             -                -

Income before minority interests and
        income taxes                                     9.0              6.8              2.5

Minority interests in operations of subsidiaries
  and consolidated partnerships                        ( 0.6)           ( 0.1)           ( 0.3)

Income before income taxes                               8.4              6.7              2.2

Income tax expense                                       3.4              2.6              0.9

Net income                                               5.0%             4.1%             1.3%


1996 compared to 1995

Revenues increased 31.5% to a record $68.3 million in 1996 from revenues of $52.0 million in 1995. This increase was due primarily to significant increases in revenues from hotel operations and hotel development.

Hotel operations revenue increased 25.7% to a record $30.6 million in 1996, compared to $24.4 million in 1995. This increase was attributable to the net addition of four Consolidated Hotels to the hotel operations segment during 1996, and the net addition of ten Consolidated Hotels during 1995, the majority of which were opened during the second half of 1995. The Company held a minority ownership position in two of the four hotels which became Consolidated Hotels in 1996 when additional ownership interests were acquired. The hotel operations segment included 28 Consolidated Hotels comprising 2,703 rooms at the end of 1996, compared to 24 Consolidated Hotels comprising 2,516 rooms at the end of 1995, and 14 Consolidated Hotels comprising 1,543 rooms at the end of 1994, or an increase of 75.2% in total rooms from December 31, 1994 to December 31, 1996. Same room revenues for the Consolidated Hotels increased slightly, by 0.3% in 1996.



Hotel development activity is summarized as follows:

                                        1996                      1995                     1994
                             Unaffiliated &             Unaffiliated &             Unaffiliated &
                                 Minority-  Consolidated    Minority- Consolidated   Minority-  Consolidated
                                 Owned (1)   Hotels (2)     Owned (1)  Hotels (2)    Owned (1)   Hotels (2)

     Under construction at
        beginning of year              14           3             6          3             0           2

     Starts                             9          12            14          6            10           5

     Completions                       16           3             6          6             4           4

     Under construction at
        end of year                     7          12            14          3             6           3

   (1) hotels developed/constructed for unaffiliated third parties and entities in which the Company holds a minority ownership interest

   (2) hotels developed/constructed for the Company's own account and for entities in which the Company holds a controlling ownership interest


Hotel development revenue increased 87.4% to a record $22.9 million in 1996 from $12.2 million in 1995. Excluding the Consolidated Hotels, the Company had 23 hotels under construction during 1996, versus 20 hotels in 1995. Although the number of hotels under construction was only slightly greater in 1996, total segment revenues increased significantly since 12 of the 14 hotels which began construction in 1995 were not started until the fourth quarter, resulting in the recognition in 1996 of a large portion of total contracted revenues for these projects. In addition to the hotel projects under construction, the Company had several projects in various stages of pre-construction development at the end of both 1995 and 1996. The Company does not recognize revenues from the development and construction of Consolidated Hotels.

Hotel management revenues decreased 7.5% to $2.8 million in 1996 from $3.0 million in 1995. Hotel management and employee leasing revenues are recognized from hotels which are owned by unrelated third parties and entities in which the Company holds a minority ownership interest. The number of hotels managed for third parties and minority owned entities increased from 34 hotels (3,261 rooms) at December 31, 1995 to 44 hotels (3,745 rooms) at December 31, 1996. The addition of 16 management contracts in 1996 was offset by the loss of four management contracts with minority-owned entities as a result of a hotel/investment sale, and two minority-owned hotels which became Consolidated Hotels in 1996 due to the Company acquiring additional ownership interests in these hotels. All 16 management contracts added during 1996 were for newly constructed hotels opened throughout 1996. Management fees recognized in 1996 from these hotels was lower due to their partial year of operation and the impact of their initial stabilization period when hotel revenues are typically lower. The terminated management contracts, all of which were for hotels other than the AmeriHost Inn brand, were for larger hotels compared to the 16 hotels added during 1996. Consequently, the decrease in management fee revenue from the terminated management contracts was greater than the revenues added from the 16 newly constructed hotels during 1996. The Company anticipates an increase in management fee revenues in 1997 based on the current portfolio of minority owned and managed hotels. The Company does not recognize management fees from Consolidated Hotels.

Employee leasing revenue, which is based on actual employee payroll costs, decreased 2.8% to $12.0 million in 1996 from $12.4 million in 1995 as the timing of the 16 hotels added and six hotel management contracts terminated as discussed above, resulted in slightly lower payroll costs during 1996 compared to 1995.

Operating costs and expenses increased 31.6% to $54.4 million (79.5% of total revenues) in 1996 from $41.3 million (79.5% of total revenues) in 1995. Operating costs and expenses in the hotel operations segment increased 23.6% to $21.1 million in 1996 from $17.1 million in 1995, resulting primarily from the net addition of four Consolidated Hotels to this segment and is directly related to the 25.7% increase in segment revenue. Hotel operations segment operating costs and expenses as a percentage of segment revenue decreased to 68.9% in 1996 from 70.1% in 1995, due primarily to improvements in operating efficiency and the increase in newly constructed AmeriHost Inn hotels, whose operating costs are typically lower than the older, acquired hotels. Operating costs and expenses for the Consolidated AmeriHost Inn hotels were 57.6% of hotel revenue in 1996. Operating costs and expenses for the non-AmeriHost Inn Consolidated Hotels were 73.3% of hotel revenues in 1996, compared to 69.9% of hotel revenues in 1995, which increase was due primarily to the conversion of four Consolidated Hotels to AmeriHost Inn hotels and higher expenses associated with the severe weather conditions in the first quarter of 1996.

Operating costs and expenses in the hotel development segment increased 94.2% to $19.7 million in 1996 from $10.1 million in 1995, consistent with the 87.4% increase in hotel development revenues. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased to 85.7% in 1996 from 82.7% in 1995. There was significant construction activity in 1996, with a greater number of hotels under construction in 1996 as compared to 1995. Additionally, a significant number of hotels began construction in the fourth quarter of 1995, whereby the majority of the associated construction costs were incurred in 1996. Hotel construction activity has significantly higher associated operating costs compared to the pre-construction hotel development activity, translating to a higher percentage of segment revenue.

Hotel management segment operating costs and expenses decreased 3.7% to $1.9 million in 1996 from $2.0 million in 1995, due primarily to efficiencies achieved in the management of all hotels operated and/or managed. Employee leasing operating costs and expenses decreased 3.6% to $11.7 million in 1996 from $12.1 million in 1995, attributable to the 2.8% decrease in segment revenue as well as operational efficiencies.

Depreciation and amortization expense increased 53.4% to $3.5 million in 1996 from $2.3 million in 1995. This increase was primarily attributable to the net addition of four Consolidated Hotels in 1996 and ten Consolidated Hotels in 1995, the majority of which were opened during the second half of 1995, to the hotel operations segment and the resulting depreciation and amortization therefrom.

Leasehold rents - hotels increased 7.4% to $2.1 million in 1996 from $2.0 million in 1995. This increase was primarily due to the addition of one leased Consolidated Hotel in the fourth quarter of 1995, partially offset by the termination of another leased Consolidated Hotel in the second quarter of 1995 as a result of the sale of the hotel.

Corporate general and administrative expenses decreased 8.7% to $1.9 million in 1996 from $2.1 million in 1995. The decrease was due primarily to operational efficiencies and the allocation of costs associated with increased hotel development activity.

The Company's operating income increased 50.4% to $6.5 million in 1996 from $4.3 million in 1995, or an increase of $2.2 million. Operating income from the hotel operations segment increased 30.6% to $4.4 million in 1996 from $3.4 million in 1995, resulting primarily from the addition of 14 Consolidated Hotels during 1995 and 1996. Operating income from the hotel development segment increased 53.8% to $3.2 million in 1996 from $2.1 million in 1995, due to the
increased level of hotel development and construction activity.   Hotel
development operating income as a percentage of segment revenues decreased to 14.0% in 1996 from 17.1% in 1995 due to the higher level of construction activity in 1996 which has higher revenues and a lower gross margin than pre-construction development activity. Hotel management segment operating income decreased 31.2% to $571,680 in 1996 from $831,007 in 1995, due primarily to the termination of four hotel management contracts with minority-owned entities and unrelated third parties during 1996, as well as the elimination of management fees from Consolidated Hotels. Employee leasing operating income increased to $309,805 in 1996 from $216,075 in 1995.

Interest expense increased 57.6% to $2.8 million in 1996 versus $1.8 million in 1995, primarily attributable to the additional, permanent mortgage financing obtained for newly constructed Consolidated Hotels.


The Company's share of equity in income (loss) of affiliates increased 108.9% to $809,443 in 1996 from $387,439 in 1995. This increase was due primarily to gains on the sale of three minority owned hotels in 1996 and an increase in same room revenue. Distributions from affiliates increased 253% to $1.8 million in 1996 from $505,410 in 1995, due primarily to the distributions received from the three minority owned partnerships in 1996 in connection with the sale of their hotels.

The Company recorded income tax expense of $2.4 million in 1996 compared to income tax expense of $1.3 million in 1995, which increase is directly attributable to the increase in pre-tax income.


1995 compared to 1994

Record revenues of $52.0 million in 1995 increased 19.9% from revenues of $43.3 million in 1994. This increase was due primarily to a significant increase in revenues from hotel operations.

Hotel operations revenue increased 57.9% to $24.4 million in 1995, compared to $15.4 million in 1994. This increase was attributable to the net addition of 10 Consolidated Hotels to the hotel operations segment during 1995, and a 2.4% increase in same room revenue realized by the Consolidated Hotels. The Company held a minority ownership position in five of these 10 hotels prior to these hotels becoming Consolidated Hotels in 1995 when additional ownership interests were acquired. The hotel operations segment included 24 Consolidated Hotels comprising 2,516 rooms and the end of 1995, compared to 14 Consolidated Hotels comprising 1,543 rooms at the end of 1994, or an increase of 63.1% in total rooms. Same room occupancy for all Consolidated Hotels increased 2.8% in 1995, while same room average daily rate increased $1.19, or 2.5%.

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

Operating costs and expenses increased 11.4% to $41.3 million (79.5% of total revenues) in 1995 from $37.1 million (85.5% of total revenues) in 1994. Operating costs and expenses in the hotel operations segment increased 63.2% from $10.5 million in 1994 to $17.1 million in 1995, resulting primarily from the net addition of 10 Consolidated Hotels to this segment and is directly related to the 57.9% increase in segment revenue. Operating costs and expenses in the hotel development segment decreased from $11.3 million in 1994 to $10.1 million in 1995, due to the lower level of construction costs recognized in 1995 relative to 1994, as the Company had started construction on a significant number of hotels in the fourth quarter of 1995 which had not yet incurred significant construction costs in 1995. Hotel management segment operating costs and expenses decreased 12.5% to $2.0 million in 1995 from $2.3 million in 1994, primarily due to the write-off of a contract termination fee note receivable in 1994. Employee leasing operating costs and expenses decreased 6.8% from $13.0 million in 1994 to $12.1 million in 1995. This decrease is attributable to the decrease in segment revenue as well as operational efficiencies.

Depreciation and amortization expense increased 98.8% to $2.3 million in 1995 compared to $1.1 million in 1994. This increase was primarily attributable to the addition of 10 Consolidated Hotels to the hotel operations segment and the resulting depreciation and amortization therefrom.

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

EBITDA increased $4.7 million to a record $8.9 million in 1995 compared to $4.1 million in 1994, or an increase of 113.9%. The significant changes resulting in the increase in EBITDA from 1994 to 1995 are discussed above.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company has four main sources of cash from operating activities: (i) revenues from hotel operations; (ii) fees from development, construction and renovation projects; (iii) fees from management contracts; and (iv) fees from employee leasing services. Cash from hotel operations is typically received at the time the guest checks out of the hotel. A portion of the Company's hotel operations revenues is generally collected within 30 to 45 days from billing, pursuant to contracts or other arrangements. Typically, investments in hotels generate positive cash flow after a stabilization period ranging from 90 to 180 days depending upon the geographic location of the hotel and time of year the hotel is opened. Fees from development, construction and renovation projects are typically received within 15 to 45 days from billing. Due to the procedures in place for processing its construction draws, the Company typically does not pay its contractors until the Company receives its draw from the equity or lending source. The Company enters into agreements with contractors for the construction of Consolidated Hotels, including hotels under construction at December 31, 1996, after both the construction and long-term mortgage financing is in place. A significant portion of the notes receivable from affiliates is for construction advances which will be collected as the construction of the hotels progresses and the equity and debt financing becomes available to the affiliate through the draw process. Management fee revenues are typically received by the Company within five working days from the end of each month. Cash from the Company's employee leasing segment is typically received 24 to 48 hours prior to the employee pay date.

During 1996, the Company received cash from operations of $7.6 million, compared to $1.9 million in 1995, or an increase in cash provided by operating activities of $5.7 million. The increase in cash flow from operations during 1996 can be attributed to the significant level of hotel ownership and operation activity as the number of Consolidated Hotels increased by 10 hotels in 1995 and four hotels in 1996. In addition, a significant number of hotels were under construction during 1996 compared to 1995, including several which began construction in the fourth quarter of 1995 and completed in 1996, resulting in a significant amount of construction fees received during 1996.

The Company invests cash in three principal areas: (i) the purchase of property and equipment through the construction and renovation of Consolidated Hotels;
(ii) the purchase of equity interests in hotels; and (iii) loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. During 1996, the Company used $11.3 million in investing activities compared to $13.5 million during 1995. During 1996, the Company used $14.0 million to purchase property and equipment for Consolidated Hotels, used $866,908 for the purchase of equity interests in hotels net of cash acquired, collected $637,891 from loans, net of advances, and received $1.8 from the sale of assets. In 1995, the Company used cash primarily for the purchase of $12.5 million in property and equipment for Consolidated Hotels, used $258,676 for the purchase of equity interests in hotels net of cash acquired, and used $946,857 for loans, net of collections. In addition, the Company received distributions from investments in minority owned hotels of $1.8 million in 1996 compared to $505,410 in 1995.

Cash received from financing activities was $5.4 million in 1996 compared to $9.9 million in 1995. In 1996, the primary factors were net proceeds of $6.5 million from the mortgage financing of Consolidated Hotels, net of principal repayments, and $609,612 in net reductions to the Company's operating line-of-
credit.   In 1995, the contributing factors were proceeds of $7.8 million from the mortgage financing of Consolidated Hotels, net of principal repayments, and net proceeds of $2.3 million from the Company's operating line-of-credit.

At December 31, 1996, the Company had $1.7 million outstanding under its operating line-of-credit. The Company's operating line-of-credit was renewed and increased effective May 1, 1996 to $5,000,000. The operating line-of-credit
(i) is collateralized by a security interest in certain of the Company's assets, including its interest in various joint ventures; (ii) bears interest at an annual rate equal to the lending bank's base rate plus 1/2% (with a minimum interest rate of 7.5%); and (iii) matures May 1, 1997. The same bank providing the operating line-of-credit also provides a $7.5 million line-of-credit to be used for construction financing on hotel projects, of which $5.0 million must be used on contracts which have firm commitments for permanent mortgage financing when the construction is completed. There was no outstanding balance on the construction line-of-credit as of December 31, 1996. At December 31, 1996, the Company also had outstanding $2.1 million of its 7% Subordinated Notes which are unsecured obligations due October 9, 1999 and which pay interest quarterly. Pursuant to the terms of the 7% Subordinated Notes, no dividends may be paid on any capital stock of the Company until the 7% Subordinated Notes have been paid in full. At the Company's sole discretion, the 7% Subordinated Notes may be prepaid at any time without prepayment penalty.

The Company expects cash from operations to be sufficient to pay all operating expenses and interest expenses in 1997.

SEASONALITY

The lodging industry, in general, is seasonal in nature. The Company's hotel revenues are generally greater in the second and third calendar quarters than in the first and fourth quarters due to weather conditions in the markets in which the Company's hotels are located and general business and leisure travel trends.

This seasonality can be expected to continue to cause fluctuations in the Company's quarterly revenues. Quarterly earnings may also be adversely affected by events beyond the Company's control such as extreme weather conditions, economic factors and other factors affecting travel. In addition, hotel construction activity is seasonal, depending upon the geographic location of the construction projects.

INFLATION

Management does not believe that inflation has had, or is expected to have, any significant adverse impact on the Company's financial condition or results of operations.

IMPACT OF NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." The new standard simplifies the methods for computing earnings per share and requires the presentation of two new amounts, basic and diluted earnings per share. When the Company adopts SFAS No. 128, it expects to report the following restated amounts:

                                                      1996                1995              1994

               Basic                                $      0.57       $        0.37       $       0.10
               Diluted                              $      0.49       $        0.34       $       0.10


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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Company's executive officers and directors are:


       Name                                Age                   Position

H. Andrew Torchia                           53              Chairman of the Board and Director

Michael P. Holtz                            40              President, Chief Executive Officer and Director

Russell J. Cerqua                           40              Executive Vice President of Finance, Secretary,
                                                            Treasurer, Chief Financial Officer and Director

Reno J. Bernardo                            65              Director

Salomon J. Dayan                            51              Director


H. Andrew Torchia, a co-founder of the Company, has been a Director of the Company since its inception in 1984. Mr. Torchia was President and Chief Executive Officer of the Company from 1985 until 1989, when he became Chairman of the Board. As Chairman, Mr. Torchia's primary areas of responsibility include business development, corporate finance and strategic and financial planning. Mr. Torchia is also the President and 51% stockholder of Urban 2000 Corp. ("Urban"), a hotel development consulting firm, which was initially the sole shareholder of the Company and is currently a principal stockholder. See "Principal Stockholders" under Item 12. Mr. Torchia also owns a 50% interest in American International Hotel Corporation which leases the Best Western at O'Hare. Mr. Torchia has 30 years of experience in hotel development, operations and franchising. Prior to founding the Company, Mr. Torchia served as head of regional development for Best Western International and as head of independent franchise sales organizations for Quality Inns International and Days Inns.

Michael P. Holtz has been a Director of the Company since August 1985. From 1985 to 1989, Mr. Holtz served as the Company's Treasurer and Secretary. In 1986, Mr. Holtz was promoted to Chief Operating Officer of the Company with direct responsibility for the Company's day-to-day operations. In 1989, Mr. Holtz was elected President and Chief Executive Officer of the Company. Mr. Holtz is responsible for development and implementation of all Company operations including hotel development, finance and management. Mr. Holtz has over 20 years experience in the operation, development and management of hotel properties.

Russell J. Cerqua has been the Executive Vice President of Finance and Chief Financial Officer of the Company since 1987, and Treasurer and a Director of the Company since 1988. In 1989, in addition to his other responsibilities, Mr. Cerqua was elected Secretary of the Company. His primary responsibilities include internal and external financial reporting, corporate and property financing, development of financial management systems, hotel accounting for managed properties and financial analysis. Prior to joining the Company, Mr. Cerqua was an audit manager with Laventhol & Horwath, the Company's former independent certified public accountants, and was responsible for the Company's annual audits. Mr. Cerqua was involved in public accounting for over 9 years, with experience in auditing, financial reporting and taxation. Mr. Cerqua is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society.

Reno J. Bernardo served as the Senior Vice President of Construction of the Company from 1987 through March 1994, when he retired. His primary responsibilities included managing construction of new properties and directing renovation projects. In 1989, Mr. Bernardo became a Director of the Company and continues to serve in this capacity. From 1985 to 1986, Mr. Bernardo was Vice President of Construction with Devcon Corporation, a hotel construction company. From 1982 to 1985, Mr. Bernardo was Project Superintendent with J.R. Trueman and Associates, a hotel construction company, and a subsidiary of Red Roof Inns, where his responsibilities included supervision of the development and construction of several Red Roof Inns.

Salomon J. Dayan, M.D. has been a director of the Company since August 1996. Since 1980, Dr. Dayan, a physician certified in internal and geriatric medicine, has been the Chief Executive Officer of Salomon J. Dayan Ltd., a multi-specialty medical group which he founded and which is dedicated to the care of the elderly in hospital and nursing home settings. Since 1986, Dr. Dayan has been the Medical Director and Executive Director of Healthfirst, a corporation which operates multiple medical ambulatory facilities in the Chicago, Illinois area, and since 1994 he has also been an assistant professor at Rush Medical Center in Chicago. Dr. Dayan is currently the Chairman of the Board of Directors of Greater Chicago Financial Corporation, a bank holding company owning interest in two banks. Dr. Dayan also has numerous investments in residential and commercial real estate.


ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the annual and long-term compensation for services as officers to the Company for the fiscal years ended December 31, 1996, 1995 and 1994, of those persons who were, at December 31, 1996 (i) the Chairman of the Board of Directors, (ii) the chief executive officer, and (iii) the other two most highly compensated executive officers of the Company (the "Named Officers"). See "Compensation of Directors" under Item 11.

                                                       SUMMARY COMPENSATION TABLE

                                                                        Long-Term
                                                                      Compensation
                                    Annual Compensation          Restricted    Securities
  Name and Principal                                               Stock       Underlying       All Other
       Position                  Year     Salary     Bonus         Awards     Options(#)(1)   Compensation(2)

H. Andrew Torchia (3)            1996  $       0  $        0    $         0             0       $   15,000
 Chairman of the Board           1995          0           0              0       120,000           15,000
                                 1994          0           0              0        30,000           15,000

Michael P. Holtz                 1996    375,000           0              0             0           10,000
 President and Chief             1995    322,115           0        196,927       360,000           10,000
 Executive Officer               1994    244,913      75,000         75,000        60,000           10,000

Russell J. Cerqua                1996    160,000           0              0             0           10,000
 Executive Vice President        1995    149,423           0         56,690       153,333           10,000
 Finance, Secretary, Treasurer   1994    132,692      15,000         15,000        30,000           10,000
 and Chief Financial Officer

Richard A. D'Onofrio (4)         1996    144,000      36,000              0             0           15,000
 Executive Vice President        1995    137,500      27,500              0       120,000           15,000
                                 1994    162,528           0              0        30,000           15,000

(1)    Options for the purchase of 100,000, 320,000, 133,333
       and 100,000 shares of Common Stock granted to Messrs.
       Torchia, Holtz, Cerqua and D'Onofrio were vested as of December 31, 1996. Options for the purchase of 50,000,
       100,000, 50,000 and 50,000 shares of Common Stock granted to Messrs. Torchia, Holtz, Cerqua and
       D'Onofrio, respectively, vest as of January 1, 1997.

(2) Represents life insurance premiums paid by the Company on behalf of the Named Officers.

(3) Mr. Torchia, Chairman of the Board and a Director of the Company, received no annual compensation for services as an officer of the Company in 1994, 1995 or 1996. For a discussion of the fees paid to Urban, a hotel development consulting firm in which Mr. Torchia owns a 51% interest and Mr. D'Onofrio owns a 49% interest, pursuant to a consulting agreement between the Company and Urban which was terminated in 1997, see
       "Certain Transactions."

(4)    Mr. D'Onofrio resigned from the Company in January 1997.


BONUS PLANS

In April of each year, the Company issues restricted Common Stock to its employees as an incentive for their continued employment. The Company's management determines those employees who are entitled to receive such Common Stock bonus. During 1996, the Company issued 5,455 shares of Common Stock, none of which were issued to the Named Officers reflected above.

OPTIONS

The were no options issued to or exercised by the Named Officers in 1996.

                                                OPTION EXERCISES AND YEAR-END VALUE TABLE

                          Number of Unexercised Options            Value of Unexercised in-the-Money
                            Held at December 31, 1996               Options at December 31, 1996   (1)
       Name              Exercisable        Unexercisable          Exercisable          Unexercisable

H. Andrew Torchia            245,062              50,000             $  485,459            $  132,813
Michael P. Holtz             430,000             100,000                722,687               265,625
Richard A. D'Onofrio         293,688              50,000                482,924               132,813
Russell J. Cerqua            177,708              50,000                323,332               132,813
Reno J. Bernardo              44,375               1,000                 74,582                  -
Salomon J. Dayan              30,000               1,000                  1,406                  -
_______________

(1) The closing sale price of the Company's Common Stock on such date on the Nasdaq National Market was $6.22.


COMPENSATION OF DIRECTORS

Each Director of the Company received an annual retainer fee of $9,000 ($750 per month) in 1996. Each Director of the Company also received $250 for each Board of Directors meeting attended in person, $150 for each Board of Directors meeting conducted by telephone and $150 for each committee meeting. As of January 31, 1997, the annual retainer fees and all meeting fees were eliminated for all Directors except nonemployee Directors. Each Director is reimbursed for all out-of-pocket expenses related to attendance at Board meetings.

Mr. Torchia, a Director of the Company, also indirectly received fees through a consulting agreement between the Company and Urban which commenced in January 1991. Under the terms of the consulting agreement, Urban received a monthly consulting fee of $20,000 for the provision of business development services to the Company. The Company also paid Urban $206,154 in additional fees in 1996, for transactions brought to the Company. The Urban consulting agreement was terminated as of January 31, 1997. See "Certain Relationships and Related Transactions" under Item 13.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 24, 1997, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's Directors, (iii) each of the Named Officers and (iv) all Directors and executive officers as a group.

                                                    Shares Beneficially Owned
                                                       As of March 24, 1997
Name                                                          Number                        Percent
 Michael P. Holtz                                            877,091    (1)                   12.9%
 H. Andrew Torchia (5)                                       721,658    (1)(2)                11.0
 Wellington Management Company                               596,300    (3)                    9.5
 Massachusetts Financial Services Company                    522,000    (4)                    8.3
 Russell J. Cerqua                                           316,305    (1)                    4.9
 Salomon J. Dayan                                            309,659    (1)                    4.8
 Reno J. Bernardo                                             93,458    (1)                    1.5


ALL DIRECTORS AND EXECUTIVE
  OFFICERS AS A GROUP (5 PERSONS)                          2,318,171                          30.9%


   (1)    Includes shares subject to options exercisable presently or within 60 days as follows: Mr. Holtz, 535,000 shares, Mr. Torchia, 283,750 shares (including options for 68,750 shares owned by Urban 2000 Corp., see (2) below), Mr. Cerqua, 223,333 shares, Dr. Dayan, 154,676 shares, and Mr. Bernardo, 24,375 shares.
   (2)    Includes 375,832 shares owned by Urban 2000 Corp., options to purchase
          68,750 shares owned by Urban which are exercisable presently or within 60 days, and 7,676 shares owned by Niles 1290 Corp., a wholly-owned subsidiary of Urban 2000 Corp. Mr. Torchia is the President and 51% stockholder of Urban 2000 Corp. Mr. Torchia disclaims beneficial ownership of all but an aggregate of 195,589 shares and options exercisable into 35,063 shares owned directly, or indirectly, by Urban.
   (3) Based upon information provided in its Schedule 13G dated January 24, 1997, Wellington Management Company ("WMC"), in its capacity as investment advisor, may be deemed beneficial owner of 596,300 shares of the Company which are owned by numerous investment counselling clients. Of the shares shown above, WMC has shared voting power for 342,000 shares and shared investment power for 596,300 shares.
   (4) Based upon information provided in its Schedule 13G dated February 12, 1997, Massachusetts Financial Services Company ("MFS"), in its capacity as investment manager, may be deemed beneficial owner of 522,000 shares of the Company which are also beneficially owned by MFS
          Series Trust II - MFS Emerging Growth Stock Fund, shares of which are owned by numerous investors. MFS has sole voting and investment power for the 522,000 shares.
   (5) The address of this stockholder is c/o Amerihost Properties, Inc., 2400 East Devon, Suite 280, Des Plaines, Illinois.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Urban 2000 Corp. ("Urban") is owned 51% by H. Andrew Torchia, the Chairman of the Board of Directors of the Company. Urban, a hotel development consulting firm, and Mr. Torchia provided business development and consulting services to the Company under a consulting agreement (the "Consulting Agreement") with Urban which commenced in January 1994. Urban, pursuant to the Consulting Agreement, has agreed to not engage in business activities that directly compete with the business activities of the Company; provided, however, that Urban may pursue business opportunities which the Company decides not to pursue. Under the terms of the Consulting Agreement, Urban received (i) a monthly consulting fee of $20,000, (ii) a residual fee based on the management fees the Company received from management arrangements or relationships which resulted from contacts initiated for the Company by Urban and (iii) transaction fees, based on an established fee schedule and consistent with industry practice, for transactions introduced by Urban. The Company also provided Urban with use of the Company's telephone system. No additional amounts were paid to Urban for the reimbursement of expenses. As part of this arrangement, Mr. Torchia did not receive compensation for the services he provides to the Company, other than warrants and other non-cash compensation for his services as Chairman. During 1994, 1995 and 1996, Urban received an annual consulting fee of $240,000 plus aggregate additional fees of $289,915, $236,138 and $206,154, respectively, from the Company and received $28,200 and $82,400, in 1994 and 1995, respectively, in other transactional fees directly from joint ventures in which the Company is a general partner. The Urban Consulting Agreement was terminated as of January 31, 1997.

The Company currently has a note receivable outstanding from each of Mr. Holtz, a director and the President and Chief Executive Officer of the Company, and Mr. Cerqua, a director and the Chief Financial Officer, Executive Vice President of Finance, Secretary and Treasurer of the Company. These notes (the "Officer Notes") arose initially when, in 1992, the Company entered into agreements with Grand American Hotel Management, Inc. ("Grand"), its shareholders and certain other entities owned by the shareholders of Grand to acquire seven management contracts for, among other consideration, a loan of $800,000 to the shareholders of Grand (the "Original Note"). The Original Note was collateralized by 165,784 shares of the Company's Common Stock and bore interest at a rate of 10.5% per annum. During 1993, the Company and Grand agreed to revise the terms of the Original Note to, among other things, reduce its interest rate. The Company did not receive any payments of principal or interest in 1994.

Due to this default by Grand, in November 1994, the Company notified Grand of its intention to take the 165,784 shares of Common Stock in lieu of the Original Note and related receivables. In December 1994, and prior to the Company's taking possession of such shares, Messrs. Holtz and Cerqua executed notes in the amounts of $756,292 and $200,000, respectively, to the Company for the purchase of the Original Note and related receivables and the 165,784 shares of the Common Stock held as collateral on the Original Note. Following the purchase, each of Messrs. Holtz and Cerqua pledged as collateral for the Officer Notes the shares of Common Stock received upon the purchase of the Original Note together with additional shares of the Company's Common Stock which each individually owned. As originally drafted, the Officer Notes provided for annual payments of interest at 8% per annum commencing on December 31, 1995, with the principal balance due December 31, 1997, and were collateralized by an aggregate of 273,369 shares of the Company's Common Stock. The Company and Messrs. Holtz and Cerqua have amended the terms of the Officer Notes to provide that the annual payments of interest shall be payable commencing April 1, 1997. Messrs. Holtz and Cerqua each have the option to pay interest and principal with shares of the Company's Common Stock, with the shares tendered being valued at the fair market value at time of payment. The Officer Notes receivable have been classified as a reduction of shareholders' equity on the Company's Consolidated Financial Statements.

In the past, certain of the Company's directors and executive officers have, directly or indirectly, invested in joint ventures with the Company. For example, Mr. Torchia, through Urban, has invested an aggregate of approximately $144,000 as limited partners and approximately $49,000 as a general partner in three joint ventures since 1991. In addition, Dr. Dayan, a director of the Company, has invested approximately $1.6 million in seven joint ventures since 1988. Dr. Dayan and each of the Company's directors and executive officers who have made such investments have done so on the same terms as all other investors in such joint ventures. In addition to his investments in certain joint ventures, Dr. Dayan also holds an interest in a mortgage on one of the joint ventures. The mortgage, which has been in place since 1989, (i) has a current outstanding balance of approximately $460,000, (ii) bears interest at an annual rate of prime plus 4% (with a minimum annual interest rate of 12%), and (iii) is payable in monthly installments through 1999.



                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.


     Financial Statements:

The following consolidated financial statements are filed as part of this Report on Form 10-K for the fiscal year ended December 31, 1996.

     (a)(1)    Financial Statements:

           Report of Independent Certified Public Accountants        F-1

           Consolidated Balance Sheets at December 31, 1996
            and 1995  . . . . . . . . . . . . .                      F-2

           Consolidated Statements of Income for the years
            ended December 31, 1996, 1995 and 1994                   F-4

           Consolidated Statements of Shareholders' Equity
            for the years ended December 31, 1996, 1995 and 1994     F-5

           Consolidated Statements of Cash Flows for the years
            ended December 31, 1996, 1995 and 1994                   F-6

           Notes to Consolidated Financial Statements                F-8

     (a)(2)    Financial Statement Schedules:

No financial statement schedules are submitted as part of this report because they are not applicable or are not required under regulation S-X or because the required information is included in the financial statements or notes thereto.

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



The following exhibits were included in the Registrant's Amendment No. 1 to Form S-2 filed on July 3, 1996, and are incorporated by reference herein:

Exhibit No.                     Description

   10.4 Employment Agreement between Amerihost Properties, Inc. and Michael P. Holtz
   10.6 Employment Agreement between Amerihost Properties, Inc. and Russell J. Cerqua


The following exhibits were included in the Registrant's Proxy Statement for Annual Meeting of Shareholders filed on July 25, 1996, and are incorporated by reference herein:

Exhibit No.                     Description

   10.2        1996 Omnibus Incentive Stock Plan (Annex A)
   10.3        1996 Stock Option Plan for Nonemployee Directors (Annex B)


The following exhibits are included in this Report on Form 10-K dated March 24, 1997:

Exhibit No.                     Description

   10.7        Urban 2000 Corp. Termination Agreement
   10.8        Richard A. D'Onofrio Termination Agreement
   10.9 Amendment of Employment Agreement between Amerihost Properties, Inc. and Michael P. Holtz
   10.10 Amendment of Employment Agreement between Amerihost Properties, Inc. and Russell J. Cerqua
   21.1        Subsidiaries of the Registrant
   23.1        Consent of BDO Seidman, LLP
   27.0        Financial Data Schedule

Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended December 31, 1996.








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

                                        By: /s/ Michael P. Holtz

                                            Michael P. Holtz
                                            Chief Executive Officer


                                        By: /s/ Russell J. Cerqua

                                            Russell J. Cerqua
                                            Chief Financial Officer


                                        By: /s/ James B. Dale

                                            James B. Dale
                                            Corporate Controller
          March 27, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ H. Andrew Torchia                    /s/ Michael P. Holtz

H. Andrew Torchia, Director             Michael P. Holtz, Director
March 27, 1997                          March 27, 1997



/s/ Russell J. Cerqua                   /s/ Reno J. Bernardo

Russell J. Cerqua, Director             Reno J. Bernardo, Director
March 27, 1997                          March 27, 1997


/s/ Salomon J. Dayan
Salomon J. Dayan, Director
March 27, 1997








               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To The Board of Directors of
Amerihost Properties, Inc.


We have audited the accompanying consolidated balance sheets of Amerihost Properties, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amerihost Properties, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.






                                             BDO Seidman, LLP


Chicago, Illinois
March 20, 1997



                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                         December 31,            December 31,
                                                                           1996                    1995
                         ASSETS

Current assets:
    Cash and cash equivalents                                           $    3,029,039         $    1,371,278
    Accounts receivable (including $3,119,905 and $802,164
       from related parties) (Note 10)                                       5,083,973              3,270,094
    Notes receivable (including $1,354,461 and $1,752,126
       from related parties) (Note 2)                                        1,507,276              1,965,048
    Prepaid expenses and other current assets                                  223,136                188,163
    Refundable income taxes                                                     30,629                230,530
    Costs and estimated earnings in excess of billings on
       uncompleted contracts (including $2,048,259 and
       $3,574,939 from related parties) (Notes 3 and 10)                     2,083,259              3,900,879

         Total current assets                                               11,957,312             10,925,992


Investments (Notes 4 and 6)                                                  1,595,858              2,388,999

Property and equipment (Notes 6, 7 and 13):
    Land                                                                     7,334,562              4,236,309
    Buildings                                                               27,885,463             22,075,629
    Furniture, fixtures and equipment                                       10,984,572              9,204,377
    Construction in progress                                                 4,709,064                662,159
    Leasehold improvements                                                   2,404,060              2,050,654
                                                                            53,317,721             38,229,128

    Less accumulated depreciation and amortization                           7,481,889              5,404,102

                                                                            45,835,832             32,825,026


Long-term notes receivable (including $1,120,888 and
    $1,450,616 from related parties) (Note 2)                                3,831,504              2,863,580

Costs of management contracts acquired, net of accumulated
    amortization of $1,158,379 and $913,393                                    907,404                664,110

Other assets (including deferred taxes of $171,000 and $383,000), net of accumulated amortization of $2,082,450 and $1,451,715
    (Notes 5 and 9)                                                          2,773,246              2,785,595
                                                                             7,512,154              6,313,285


                                                                        $   66,901,156         $   52,453,302


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                         December 31,            December 31,
                                                                           1996                    1995

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                    $    5,293,184         $    3,751,097
    Bank line-of-credit (Note 6)                                             1,707,424              2,317,036
    Accrued payroll and related expenses                                       935,120                688,648
    Accrued real estate and other taxes                                        685,796                606,468
    Other accrued expenses and current liabilities                             828,596                666,352
    Current portion of long-term debt (Note 7)                               1,554,200              1,042,847

         Total current liabilities                                          11,004,320              9,072,448


Long-term debt, net of current portion (Note 7)                             32,785,108             23,971,481

Deferred income                                                                630,899                686,388

Commitments (Notes 8, 12 and 13)

Minority interests                                                           1,569,200              1,456,226


Shareholders' equity (Notes 8, 10, and 12):
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                               -                      -
    Common stock, $.005 par value; authorized 25,000,000 shares;
       issued 6,036,921 shares at December 31, 1996, and
       5,977,213 shares at December 31, 1995                                    30,185                 29,886
    Additional paid-in capital                                              17,170,154             16,920,237
    Retained earnings                                                        5,104,457              1,709,803

                                                                            22,304,796             18,659,926
    Less:
         Stock subscriptions receivable (Note 2)                              (436,875)              (436,875)
         Notes receivable (Note 2)                                            (956,292)              (956,292)

                                                                            20,911,629             17,266,759

                                                                        $   66,901,156         $   52,453,302

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,


                                                            1996                  1995                  1994
Revenue:
    Hotel operations:
         AmeriHost Inn hotels                          $     8,526,923       $      876,025        $        -
         Other hotels                                       22,088,368           23,483,974            15,428,022
    Development and construction                            22,937,267           12,238,128            12,036,918
    Management services                                      2,784,031            3,010,935             2,711,637
    Employee leasing                                        12,005,759           12,353,355            13,169,942
                                                            68,342,348           51,962,417            43,346,519
Operating costs and expenses:
    Hotel operations:
         AmeriHost Inn hotels                                4,908,624              644,900                 -
         Other hotels                                       16,180,182           16,420,141            10,457,154
    Development and construction                            19,651,500           10,117,782            11,315,973
    Management services                                      1,930,229            2,003,310             2,288,765
    Employee leasing                                        11,689,461           12,131,262            13,014,542
                                                            54,359,996           41,317,395            37,076,434

                                                            13,982,352           10,645,022             6,270,085

    Depreciation and amortization                            3,478,878            2,268,181             1,140,801
    Leasehold rents - hotels                                 2,121,876            1,976,154             1,660,903
    Corporate general and administrative                     1,928,134            2,110,939             2,012,710

Operating income                                             6,453,464            4,289,748             1,455,671

Other income (expense):
    Interest expense                                        (2,767,828)          (1,755,745)             (854,880)
    Interest income                                            625,386              560,724               428,353
    Other income                                               141,941               44,099                37,836
    Equity in net income and losses of affiliates              809,443              387,439                31,511
    Gain on sale of assets                                   1,279,349                 -                     -
    Public offering not consummated                           (403,657)                -                     -

Income before minority interests
    and income taxes                                         6,138,098            3,526,265             1,098,491

Minority interests in operations of
  consolidated subsidiaries and partnerships                  (385,444)             (59,173)             (146,070)

Income before income taxes                                   5,752,654            3,467,092               952,421

Income tax expense                                           2,358,000            1,329,000               381,000

Net income                                             $     3,394,654       $    2,138,092        $      571,421

Net income per share                                   $          0.50       $         0.35        $         0.10



                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                                               Stock
                                                                                                              subscrip-
                                                                Common stock    Additional                     tions    Total share-
                                                                                  paid-in  Retained Earnings  and notes   holders'
                                                            Shares      Amount    capital     (Deficit)      receivable    equity

BALANCE AT JANUARY 1, 1994                                 5,475,704  $ 27,379  $15,179,959  $ (999,710)  $ (1,426,875) $12,780,753

   Authorized shares issued for compensation and investment   94,309       471      285,932          -              -       286,403
   Sale of note and receivables to officers (Note 2)             -          -            -           -         990,000      990,000
   Collateralized notes receivable from officers (Note 2)        -          -            -           -        (956,292)    (956,292)
   Net income for the year ended December 31, 1994               -          -            -      571,421             -       571,421

BALANCE AT DECEMBER 31, 1994                               5,570,013    27,850   15,465,891    (428,289)    (1,393,167)  13,672,285

   Authorized shares issued for compensation and investment  407,200     2,036    1,454,346          -              -     1,456,382
   Net income for the year ended December 31, 1995              -           -            -    2,138,092             -     2,138,092

BALANCE AT DECEMBER 31, 1995                               5,977,213    29,886   16,920,237   1,709,803     (1,393,167)  17,266,759

   Authorized shares issued for compensation and investment   10,583        53       47,194          -              -        47,247
   Exercise of common stock options                           49,125       246      202,723          -              -       202,969
   Net income for the year ended December 31, 1996              -           -            -    3,394,654             -     3,394,654

BALANCE AT DECEMBER 31, 1996                               6,036,921   $ 30,185 $17,170,154 $ 5,104,457   $ (1,393,167) $20,911,629


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                            1996                  1995                  1994
Cash flows from operating activities:

    Cash received from customers                       $    68,751,159       $   49,673,144        $   42,775,919
    Cash paid to suppliers and employees                   (57,127,365)         (44,715,078)          (40,282,468)
    Interest received                                          546,369              491,749               313,128
    Interest paid                                           (2,665,921)          (1,660,803)             (803,054)
    Income taxes refunded (paid)                            (1,946,099)          (1,870,727)              211,197

Net cash provided by operating activities                    7,558,143            1,918,285             2,214,722

Cash flows from investing activities:
    Distributions from affiliates                            1,783,687              505,410               382,229
    Purchase of property and equipment                     (14,049,010)         (12,539,148)           (7,872,269)
    Purchase of minority investments                          (286,099)            (332,800)             (349,015)
    Acquisitions of partnership interests,
         net of cash acquired                                 (580,809)              74,124                  -
    Increase in notes receivable                            (4,236,968)          (2,332,472)           (1,568,266)
    Collections on notes receivable                          4,874,859            1,385,615               961,041
    Preopening and management contract costs                  (488,280)            (316,926)             (279,000)
    Proceeds from sale of assets                             1,762,221                 -                     -
    Proceeds from sale of investments                             -                  55,000                25,000
    Other                                                     (127,058)              (5,000)              (63,938)

Net cash used in investing activities                      (11,347,457)         (13,506,197)           (8,764,218)

Cash flows from financing activities:

    Proceeds from issuance of long-term debt                 8,822,046            8,478,903             7,444,998
    Principal payments on long-term debt                    (2,367,671)            (724,709)             (388,844)
    Proceeds from line of credit                            12,433,212            4,461,182             1,290,000
    Repayment on line of credit                            (13,042,824)          (2,144,146)           (1,290,000)
    (Decrease) increase in minority interest                  (197,000)            (138,069)              634,036
    Proceeds from issuance of common stock                     202,969                -                     -
    Public offering not consummated                           (403,657)               -                     -

Net cash provided from financing activities                  5,447,075            9,933,161             7,690,190

Net increase (decrease) in cash                              1,657,761           (1,654,751)            1,140,694

Cash and cash equivalents, beginning of year                 1,371,278            3,026,029             1,885,335

Cash and cash equivalents, end of year                 $     3,029,039       $    1,371,278        $    3,026,029


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                            1996                  1995                  1994

Reconciliation of net income to net
    cash provided by operating activities:

Net income                                             $     3,394,654        $   2,138,092         $     571,421

Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                            3,478,878            2,268,181             1,140,801
    Equity in net (income) loss of affiliates and
         amortization of deferred income                      (809,443)            (387,439)              (31,511)
    Minority interests in net income of subsidiaries           385,444               59,173               146,070
    Amortization of deferred interest and loan discount         39,760               39,760                36,822
    Decrease (increase) in deferred tax asset, net of
      valuation allowance                                      212,000              104,000              (199,000)
    Compensation paid through issuance of common stock          30,210              212,843                98,832
    (Gain) loss on sale of investments, property
         and equipment                                      (1,279,349)              18,585               (24,572)
    Public offering not consummated                            403,657                -                     -
    Write-off of note receivable                                 -                    -                   190,000

    Changes in assets and liabilities, net of effects of acquisitions:

         (Increase) decrease in accounts receivable         (1,797,183)            (519,695)               72,554
         (Increase) decrease in prepaid expenses and
           other current assets                               (107,006)             251,305              (197,373)
         Decrease (increase) in refundable income taxes        199,901             (230,530)              376,000
         Decrease (increase) in costs and estimated
           earnings in excess of billings                    1,817,620           (1,895,605)             (907,658)
         Increase in other assets                             (604,246)            (547,318)             (467,661)

         Increase in accounts payable                        1,506,912              471,881               278,059
         (Decrease) increase in income taxes payable             -                 (415,197)              415,197
         Increase in accrued payroll and other accrued
           expenses and current liabilities                    383,277              300,700               565,292
         Increase in accrued interest                           56,514               49,549                 6,433
         Increase in deferred income                           246,543                -                   145,016

Net cash provided by operating activities              $     7,558,143        $   1,918,285         $   2,214,722


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

     Cash equivalents:

     The Company considers all investments with an initial maturity of three months or less to be cash equivalents.

     Concentrations of credit risk:

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

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Fair values of financial instruments:

     The carrying values reflected in the consolidated balance sheet at December 31, 1996 reasonably approximate the fair values for cash and cash equivalents, accounts and contracts receivable and payable, and variable rate long-term debt. The majority of the notes receivable are collateralized by shares of the Company's common stock, investments in hotels, a second mortgage on a hotel property, and personal guarantees. Construction/renovation and working capital notes are repaid to the Company within a relatively short period after their origination. The notes receivable bear interest at rates approximating the current market rates and the carrying value approximates their fair value. The Company estimates that the fair value of its fixed rate long-term debt at December 31, 1996 approximates the carrying value considering the property specific nature of the notes and in certain cases, the subordinated nature of the debt. In making such assessments, the Company considered the current rate at which the Company could borrow funds with similar remaining maturities and discounted cash flow analyses as appropriate.

     Investments:

     Investments in entities in which the Company has a non-controlling ownership interest, generally less than 50%, are accounted for using the equity method, under which method the original investment is increased (decreased) by the Company's share of earnings (losses), and is reduced by dividends or distributions when received.

     Property and equipment:

     Property and equipment are stated at cost. Repairs and maintenance are charged to expense as incurred and renewals and betterments are capitalized. Depreciation is being provided for assets placed in service, principally by use of the straight-line method over their estimated useful lives. Leasehold improvements are being amortized by use of the straight-line method over the term of the lease. Construction period interest in the amount of $167,433, $119,749 and $37,222 was capitalized in 1996, 1995 and 1994, respectively, and is included in property and equipment.

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


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Other assets:

     Investment in leases:

     Investment in leases represents the amounts paid for the acquisition of leasehold interests for certain hotels. These costs are being amortized by use of the straight-line method over the terms of the leases.

     Deferred loan costs:

     Deferred loan costs represent the costs incurred in issuing the 7% subordinated notes and other mortgage notes. These costs are being amortized by use of the interest method over the life of the debt.

     Franchise fees:

     Franchise fees represent the initial franchise fees paid to franchisors for certain hotels and are being amortized by use of the straight-line method over the terms of the franchise licenses, ranging from 10 to 20 years.

     Deferred income:

     Deferred income represents that portion of development, construction and renovation fees earned from entities in which the Company holds an ownership interest, which is equal to the Company's proportional ownership interest in the entity. The balance of the fees are recorded in income as earned. The deferred income is being amortized over the life of the operating assets owned by the affiliated entity.

     Also included in deferred income is the unamortized portion of loan points collected from a loan made to an unaffiliated party in connection with the acquisition of management contracts. These are being amortized into interest income over the life of the loan (Note 2).

     Income taxes:

     Deferred income taxes are provided on the differences in the bases of the Company's assets and liabilities as determined for tax and financial reporting purposes.


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


     Earnings per share:

     Earnings per share of common stock are computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents. Common stock equivalents include stock options and warrants. The weighted average number of shares used in the computations of earnings per share were equal to 6,729,054, 6,124,750 and 5,624,478 for the years ended December 31, 1996, 1995 and 1994, respectively.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share."
     The new statement simplifies the standards for computing earnings per share and requires the presentation of two new amounts, basic and diluted earnings per share. The Company will be required to retroactively adopt this standard when it reports its operating results for the fiscal quarters and year ending December 31, 1997. When the Company adopts SFAS No. 128, it expects to report the following restated amounts:

                                                      1996                1995               1994

               Basic                               $       0.57      $         0.37      $        0.10
               Diluted                             $       0.49      $         0.34      $        0.10


     Advertising:

     The costs of advertising, promotion and marketing programs are charged to operations in the year incurred. These costs were approximately $686,000, $462,000 and $218,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and reported amounts of revenue and expenses during the reported periods. Actual results may differ from those estimates.

     Reclassifications:

     Certain reclassifications have been made to the 1994 and 1995 financial statements in order to conform to the 1996 presentation.

2.   NOTES RECEIVABLE:

     Notes receivable consists of:

                                                     1996                 1995

         Advances to affiliated entities for working capital
              and construction purposes (a)                           $   2,440,349       $    1,917,289
         Diversified Innkeepers, Inc. (b)                                 1,421,804            1,467,886
         Mortgage note receivable (c)                                     1,396,627                 -
         Hammond 490 Partnership (d)                                           -                 122,493
         Euless, TX 1192 General Partnership (e)                               -               1,162,960
         Other notes                                                         80,000              158,000
                                                                          5,338,780            4,828,628

              Less current portion                                        1,507,276            1,965,048
         Notes receivable, less current portion                       $   3,831,504       $    2,863,580


     (a) The Company advances funds to hotels in which the Company has a minority ownership interest for working capital and construction purposes. The advances bear interest ranging from the prime rate to 10% per annum and are due on demand. The Company expects the partnerships to repay these advances through cash flow generated from hotel operations and mortgage financing.

     (b) In connection with the purchase of management contracts from Diversified Innkeepers, Inc. in 1991, the Company executed notes to provide financing to the shareholders of Diversified in the amount of $1,500,000, collateralized by 125,000 shares of the Company's common stock, a limited partnership interest in a hotel, a second mortgage on another hotel property, and a personal guarantee by the shareholders. The note provided for interest only payments to be made at the rate of 12% per annum for a period of two years ending January 1995.
         Beginning February 6, 1995, the note provided for monthly payments of principal and interest in accordance with a fifteen-year amortization schedule, with all remaining principal and accrued interest due on December 31, 1999. In October, 1995, the note was modified to reduce the interest rate to 10% per annum and extend the term to the earlier of the termination of the related management contracts or September 30, 2000. The monthly payments of principal and interest were also modified to $16,250 per month.

         In connection with the Diversified transaction, the Company also issued 125,000 stock options which were exercised in January 1993, in consideration for a secured promissory note in the amount of $436,875 with interest at 6.5% per annum. The total principal balance is due April 30, 1997, unless the stock is sold, and is collateralized by limited partnership interests. This note receivable has been classified as a reduction of shareholders' equity on the accompanying balance sheets.

     (c) Promissory note received in the amount of $1,400,000 in connection with the sale of the Days Inn Bowling Green, Ohio. The note provides for monthly payments of $15,040 including interest at the rate of 10% per annum, and a final balloon payment at maturity on October 6, 1998 of approximately $1.3 million. The note is collateralized by a mortgage on the Days Inn Bowling Green, Ohio.

     (d) In March 1996, the Company exchanged the note receivable for an additional 49% ownership interest in the Hammond, Indiana 490 Partnership.

     (e) In December 1996, the note was repaid in connection with the sale of the Company's partnership interest in the Euless, TX 1192 General Partnership.

     Officers

     In connection with the acquisition of seven management contracts in 1992, the Company received an $800,000 note receivable, collateralized by 165,784 shares of the Company's Common Stock. In 1993, the management contracts were terminated and the note receivable was revised to provide for maturity in April 1995. In addition, the Company received a $190,000 termination note receivable which was written off in 1994.

     In November 1994, the Company notified the noteholder of its intention to take the 165,784 shares of common stock in lieu of the $800,000 note and $156,292 in related receivables. Prior to taking possession of the stock, in December 1994, two of the Company's officers executed notes in the amount of $956,292 to the Company for the purchase of the note and related receivables, and the 165,784 shares of the Company's stock held as collateral. The officer notes provide for annual payments of interest only at 8% per annum, with the principal balance due December 31, 1997 and are collateralized by a total of 273,369 shares of the Company's Common Stock. The officers have the option to pay interest and principal with shares of the Company's Common Stock, whereby the number of shares offered must have a fair market value at time of payment equal to the amount then due. These notes receivable have been classified as a reduction of shareholders' equity on the accompanying balance sheets.

3.   COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED
     CONTRACTS:

     Information regarding contracts-in-progress is as follows at December 31, 1996 and 1995:

                                                                          1996                 1995

                Costs incurred on uncompleted contracts               $   7,362,250       $    3,637,650

                Estimated earnings                                        2,434,673            2,360,089
                                                                          9,796,923            5,997,739

                Less billings to date                                     7,713,664            2,096,860

                Costs and estimated earnings in excess of
                   billings on uncompleted contracts                  $   2,083,259       $    3,900,879


4.   INVESTMENTS:

     The Company has ownership interests, ranging from 5.0% to 50.0%, in general partnerships, limited partnerships and limited liability companies formed for the purpose of owning and operating hotels. These investments are accounted for using the equity method. The Company had investments in 44 hotels at December 31, 1996 with a total balance of $1,595,858, and investments in 33 hotels at December 31, 1995 with a total balance of $2,388,999.

     During 1996, the Company acquired additional partnership interests in two hotels for cash and the redemption of a note receivable from the seller. During 1995, the Company acquired additional partnership interests in five hotels for a total of 278,081 shares of the Company's common stock. The following is a summary of the acquisitions:

                                                                          1996                 1995
              Fair value of assets acquired                           $   3,459,301       $    6,952,183
              Cash and redemption of note receivable                       (547,558)               -
              Issuance of common stock                                        -                 (932,306)
              Liabilities assumed                                     $   2,911,743       $    6,019,877


     The following represents tax basis unaudited condensed financial information for all of the Company's investments in affiliated companies accounted for under the equity method at December 31, 1996, 1995 and 1994.

                                                       1996                1995                    1994

              Current assets                       $  3,893,360       $   3,135,884       $    4,020,792
              Noncurrent assets                      86,363,804          55,760,025           55,480,430
              Current liabilities                     5,060,920           5,137,164            5,295,653
              Noncurrent liabilities                 64,218,232          39,676,033           42,329,384
              Equity                                 20,978,012          14,082,712           11,876,185

              Gross revenue                          28,990,672          31,128,888           30,386,457
              Gross operating profit                 13,175,668          12,137,897           10,655,515
              Depreciation and amortization           4,296,057           3,591,929            3,446,013
              Net income (loss)                       1,585,133           2,337,969             (412,375)


5.   OTHER ASSETS:

     Other assets, net of accumulated amortization, at December 31, 1996 and 1995 are comprised of the following:

                                                                          1996                 1995

              Deferred loan costs                                     $     728,866       $      561,310
              Franchise fees and other assets                             1,167,221            1,131,007
              Investment in leases                                          706,159              710,278
              Deferred taxes (Note 11)                                      171,000              383,000
                      Total                                           $   2,773,246       $    2,785,595


6.   BANK LINES-OF-CREDIT:

     The Company has a $5,000,000 bank operating line-of-credit, of which $1,707,424 and $2,317,036 was outstanding at December 31, 1996 and 1995, respectively. The operating line-of-credit (i) is collateralized by a security interest in certain of the Company's assets, including its interests in various joint ventures; (ii) bears interest at an annual rate equal to the bank's base lending rate (8.25% at December 31, 1996) plus one-half of one percent with a floor of 7.5%; and (iii) matures May 1, 1997. The same bank providing the operating line-of-credit also provides a $7.5 million line-of-credit to be used for construction financing on hotel projects, of which $5.0 million must be used on contracts which have firm commitments for permanent mortgage financing when the construction is completed. Interest on the construction line-of-credit is payable at the bank's base lending rate plus one percent. There was no outstanding balance on the construction line-of-credit as of December 31, 1996 and 1995.

7.   LONG-TERM DEBT:

     Long-term debt consists of:

                                                                           1996                1995

         Mortgage notes maturing 1998 through 2014, with a
         weighted average effective interest rate of 9.36%            $  31,407,030       $   22,217,784

         7% Subordinated Notes ($2,250,000 face amount) due
         October 1999, with an effective interest rate of 9%,
         net of unamortized discount of $124,830                          2,125,170            2,079,777

         Other notes and capitalized leases                                 807,108              716,767

                                                                         34,339,308           25,014,328

         Less current portion                                             1,554,200            1,042,847
                                                                      $  32,785,108       $   23,971,481


     The mortgage notes are collateralized by the related hotel properties, and in certain cases, have been guaranteed by the Company. The notes generally provide for monthly payments of principal and interest based on loan amortization schedules, with interest at fixed rates ranging from 7.25% to 10.5% (weighted average interest rate of 9.0% at December 31, 1996), and floating rates ranging from prime plus 0.5% to prime plus 2.25% (weighted average interest rate of 9.51% at December 31, 1996). Construction loans of $2,681,226 at December 31, 1996 provide for interest only during the construction period and convert to long-term permanent mortgage notes upon completion of the hotels. Construction loans of $2,330,545 at December 31, 1995 converted to permanent mortgage notes during 1996. The construction loans have been included in the mortgage note balances at December 31, 1996 and 1995.

     The aggregate maturities of long-term debt, excluding construction loans, are approximately as follows:

                                  Year Ending December 31,               Amount

                                             1997                  $      1,554,000
                                             1998                         5,873,000
                                             1999                         8,225,000
                                             2000                         3,242,000
                                             2001                         3,637,000
                                         Thereafter                       9,127,000
                                                                   $     31,658,000

8.   SHAREHOLDERS' EQUITY:

     Authorized shares:

     The Company's corporate charter authorizes 25,000,000 shares of Common Stock and 100,000 shares of Preferred Stock without par value. The Preferred Stock may be issued in series and the Board of Directors shall determine the voting powers, designations, preferences and relative participating optional or other special rights and the qualifications, limitations or restrictions thereof.

     Dividend restrictions:

     Pursuant to the terms of the Company's subordinated notes (Note 7), no dividends may be paid on any capital stock of the Company until such notes have been paid in full.

     Limited partnership conversion:

     The Company is a general partner in five partnerships where the limited partners have the right at certain times and under certain conditions to convert their limited partnership interests into 376,225 shares of the Company's common stock. The Company has also guaranteed minimum distributions to the limited partners based on a percentage of their original contribution ranging from 10% to 15%.


9.   TAXES ON INCOME:

     The provisions for income taxes in the consolidated statements of income are as follows:

                                                      1996                1995               1994

               Current                             $  2,146,000      $    1,225,000      $     580,000

               Deferred                                 212,000             220,000           (155,000)

               Valuation allowance decrease               -                (116,000)           (44,000)
               Total taxes on income               $  2,358,000      $    1,329,000      $     381,000


     Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to a net deferred tax asset relate to the following:

                                                                          1996               1995
               Deferred income, recognized
                   currently for tax purposes                        $      244,000      $     264,000

               Property, primarily due to majority
                   owned partnerships consolidated for
                   financial reporting purposes but not
                   for tax purposes                                         664,000            654,000

               Gain from installment sale                                  (121,000)             -

               Accumulated depreciation differences                        (488,000)          (407,000)
                                                                            299,000            511,000

               Valuation allowance                                         (128,000)          (128,000)
                                                                     $      171,000      $     383,000

     The following reconciles income tax expense at the federal statutory tax rate with the effective rate:

                                                      1996                1995               1994

               Income taxes at the federal
                    statutory rate                        34.0%               34.0%              34.0%

               State taxes, net of federal tax benefit     7.0%                7.6%              10.6%

               Decrease in valuation allowance              -                 (3.3%)             (4.6%)

               Effective tax rate                         41.0%               38.3%              40.0%


10.  RELATED PARTY TRANSACTIONS:

     The following table summarizes related party revenue from various unconsolidated partnerships in which the company has an ownership interest:

                                                      1996                1995               1994

               Development/acquisition revenue     $ 21,500,972      $    9,316,810      $   6,126,781
               Renovation revenue                         -                  83,925            519,626
               Hotel management revenue               1,841,588           1,825,202          1,782,033
               Employee leasing revenue               5,937,611           5,979,522          6,708,462


     In January 1991, the Company entered into an agreement with Urban 2000 Corp. ("Urban"), a company owned by the Chairman and another Officer/Director of the Company who resigned in 1997. This agreement provided for monthly payments to Urban of $20,000 for business development consulting services. No additional amounts were paid to Urban for reimbursement of expenses. Consistent with its standard industry practice, the Company also paid additional fees for transactions brought to the Company by Urban. Urban received $206,154, $236,138, and $289,915 from the Company in 1996, 1995 and 1994, respectively, and also received $82,400 and $28,200 in 1995 and 1994, respectively in other transactional fees directly from partnerships in which the Company is a general partner. The Chairman was not compensated by the Company in his capacity as an officer.

     As of January 31, 1997, the Company and Urban agreed to terminate this consulting agreement. Also in January 1997, an officer resigned resulting in the termination of his employment agreement (Note 13). In connection with the termination of these agreements, the Company will recognize approximately $1.7 million in related termination and severance costs in the first quarter of 1997.

11.  BUSINESS SEGMENTS:

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

     Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, operating income, identifiable assets, capital expenditures and depreciation and amortization for each business segment:


         Revenues                                    1996                1995               1994

               Hotel operations                    $ 30,615,291      $   24,359,999      $  15,428,022
               Hotel development                     22,937,267          12,238,128         12,036,918
               Hotel management                       2,784,031           3,010,935          2,711,637
               Employee leasing                      12,005,759          12,353,355         13,169,942
                                                   $ 68,342,348      $   51,962,417      $  43,346,519

         Operating costs and expenses                1996                1995               1994

               Hotel operations                    $ 21,088,806      $   17,065,041      $  10,457,154
               Hotel development                     19,651,500          10,117,782         11,315,973
               Hotel management                       1,930,229           2,003,310          2,288,765
               Employee leasing                      11,689,461          12,131,262         13,014,542
                                                   $ 54,359,996      $   41,317,395      $  37,076,434

         Operating income

               Hotel operations                    $  4,385,720      $    3,359,383      $   2,455,221
               Hotel development                      3,217,224           2,091,480            711,032
               Hotel management                         571,680             831,007            250,118
               Employee leasing                         309,805             216,075            149,305
               Corporate                             (2,030,965)         (2,208,197)        (2,110,005)
                                                   $  6,453,464      $    4,289,748      $   1,455,671
         Identifiable assets

               Hotel operations                    $ 55,456,702      $   41,835,019      $  25,056,800
               Hotel development                      6,228,166           5,447,715          2,583,355
               Hotel management                       1,640,692           1,163,671          1,082,978
               Employee leasing                       1,169,755             825,468            690,265
               Corporate                              2,405,841           3,181,429          4,990,184
                                                   $ 66,901,156      $   52,453,302      $  34,403,582
         Capital Expenditures

               Hotel operations                    $ 13,856,662      $   12,065,286      $   7,804,040
               Hotel development                         57,036             377,296              4,572
               Hotel management                          62,756              29,634             29,582
               Employee leasing                           4,956               1,602              6,461
               Corporate                                 67,600              65,330             27,614
                                                   $ 14,049,010      $   12,539,148      $   7,872,269

         Depreciation/Amortization

               Hotel operations                    $  3,018,890      $    1,959,421      $     854,743
               Hotel development                         68,545              28,866              9,915
               Hotel management                         282,121             176,618            172,753
               Employee leasing                           6,493               6,018              6,095
               Corporate                                102,829              97,258             97,295
                                                   $  3,478,878      $    2,268,181      $   1,140,801


12.  STOCK OPTIONS AND WARRANTS:

     In August 1996, the Company adopted the 1996 Omnibus Incentive Stock Plan for key employees and the 1996 Stock Option Plan for Nonemployee Directors. For each fiscal year, the Company shall reserve for issuance under the 1996 Omnibus Incentive Stock Plan 3% of the average Common Stock outstanding used to compute fully diluted earnings per share for the preceding fiscal year. A total of 50,000 shares of Common Stock has been reserved for issuance under the 1996 Stock Option Plan for Nonemployee Directors. As of December 31, 1996, no options have been issued under the 1996 Omnibus Incentive Stock Plan and options to purchase 2,000 shares of Common Stock have been issued under the 1996 Stock Option Plan for Nonemployee Directors.

     On January 2, 1992, the Board of Directors authorized the issuance of 200,000 stock options expiring January 2, 1997 to certain employees of the Company. Prior to expiration, 185,000 of these options were exercised in 1997 at a price of $3.00 per share, with the remaining 15,000 options forfeited.

     On June 1, 1992, the Board of Directors authorized the issuance of 103,125 stock options to Urban and a former director in connection with loans made to the Company. These options are exercisable at any time prior to October 9, 1999 at an option price of $4.375 per share. The shares issued upon exercise of these options will be Rule 144 restricted common stock.

     On February 12, 1992, in connection with a financial advisory agreement executed in 1992 with a former director, the Board of Directors authorized the issuance of 75,000 stock options at an option price of $3.521 per share which were exercised in 1997. The option holder has the right to require the Company to file a registration statement with the Securities and Exchange Commission to register the shares.

     In connection with the execution of the subordinated notes (Note 7), the Company issued options to purchase a total of 1,687,500 shares at a price of $4.00 per share, all of which have been exercised as of December 31, 1996.

     On December 16, 1992, the Board of Directors authorized the issuance of 268,750 stock options to certain employees of the Company, exercisable at any time through September 16, 1997. Options to purchase 53,750 shares are exercisable at a price of $5.00 and options to purchase 215,000 shares are exercisable at a price of $6.00. These options are fully vested at December 31, 1996 and, except for 12,500 shares, all of the shares issued in connection with these options will be registered.

     On March 22, 1993, the Board of Directors authorized the issuance of 40,419 stock options to certain shareholders who executed agreements not to sell their shares of common stock in connection with a public offering completed by the Company in May 1993. During 1996, 2,250 options were exercised.
     The remaining 38,169 options are exercisable through March 22, 1998, at an exercise price of $6.875.

     On October 5, 1994, the Board of Directors authorized the issuance of 150,000 stock options to certain employees of the Company, exercisable through October 5, 2004, at an option price of $4.125 per share. The shares issued upon exercise of these options will be registered.

     On October 5, 1994, the Board of Directors authorized the issuance of 33,500 stock options to certain employees of the Company. These options are exercisable through October 5, 1999, at an option price of $4.75 per share. Except for 2,500 shares, the shares issued upon exercise of these options will be registered.

     On January 1, 1995, the Board of Directors authorized the issuance of 620,000 stock options to officers of the Company. As of December 31, 1996, 370,000 options were vested, with the remaining 250,000 options vesting January 1, 1997. The options are exercisable at a price of $3.5625, expiring January 1, 2005 through January 1, 2007. Except for 120,000 shares, the shares issued upon exercise of these options will be registered.

     On January 1, 1995, the Board of Directors authorized the issuance of 20,000 stock options to a co-partner in seven of the Company's hotel investments, exercisable through January 1, 1998 at an option price of $7.125 per share. The shares issued upon exercise of these options will be Rule 144 restricted common stock.

     On January 6, 1995, the Board of Directors authorized the issuance of 10,000 stock options to a co-partner in four of the Company's hotel investments, exercisable through January 6, 2000, at an option price of $3.56 per share. The shares issued upon exercise of these options will be Rule 144 restricted common stock.

     On September 27, 1995, the Board of Directors authorized the issuance of 134,000 stock options, net of subsequent forfeitures, to certain employees of the Company exercisable through September 27, 2005 at a price of $6.375 per share. At December 31, 1996, 92,500 options are vested, with the remaining 41,500 options vesting on September 27, 1997. Except for 6,500 shares, the shares issued upon exercise of these options will be registered.

     On December 1, 1995, the Board of Directors authorized the issuance of 133,333 stock options to certain employees of the Company, exercisable through December 1, 2005, at an option price of $6.50 per share. The shares issued upon exercise of these options will be registered.

     On January 17, 1996, the Board of Directors authorized the issuance of 30,000 stock options to co-partners in one of the Company's hotel investments, exercisable through January 17, 2001, at an option price of $6.125 per share. The shares issued upon exercise of these options will be Rule 144 restricted common stock.

     On April 26, 1996, the Board of Directors authorized the issuance of 30,000 stock options to co-partners in two of the Company's hotel investments, exercisable through April 26, 2001, at option prices of $6.625 and $8.00 per share. The shares issued upon exercise of these options will be Rule 144 restricted common stock.

     On August 30, 1996, the Board of Directors authorized the issuance of 2,000 stock options to outside directors pursuant to the 1996 Stock Option Plan for Nonemployee Directors. The options vest on August 30, 1997 and are exercisable through August 30, 2006, at an option price of $7.8125 per share. The shares issued upon exercise of these options will be registered.

     The following table summarizes the options granted, exercised and outstanding:

                                                                                         Wtd Avg
                                                                  Shares              Exercise Price
                 Options outstanding January 1, 1994                 734,169             $  4.55
                      Options granted                                183,500                4.24
                 Options outstanding December 31, 1994               917,669                4.49
                      Options granted to employees                   898,833                4.45
                      Options granted to nonemployees                 30,000                5.94
                 Options outstanding December 31, 1995             1,846,502                4.49
                      Options exercised                              (49,125)               4.13
                      Forfeitures                                    (11,500)               6.38
                      Options granted to nonemployees                 62,000                6.75
                 Options outstanding December 31, 1996             1,847,877             $  4.57
                 Options exercisable December 31, 1996             1,554,377             $  4.68

     The Company applies APB No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for options granted to employees. Under APB Opinion 25, because the exercise price of the options equals the market price of the underlying stock on the measurement date, no compensation expense is recognized.

     The weighted-average grant-date fair value of stock options granted to employees during the year and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Sholes option pricing model, and the pro forma effect on earnings of the fair value accounting for employee stock options under Statement of Financial Accounting Standards No. 123 are as follows:

                                                                          1996                 1995

              Grant-date fair value per share                         $        n/a        $         2.85
              Significant assumptions (weighted-average)
                   Risk-free interest rate at grant date                       n/a                  5.51%
                   Expected stock price volatility                             n/a                  62.0%
                   Expected dividend payout                                    n/a                  -
                   Expected option life (years) (a)                            n/a                  2.50
              Net income
                   As reported                                        $   3,394,654       $    2,138,092
                   Pro forma                                              2,994,790            1,514,818
              Net income per share
                   As reported                                        $        0.50       $         0.35
                   Pro forma                                                   0.45                 0.25

        (a) The expected option life considers historical option exercise patterns and future changes to those exercise patterns anticipated at the date of grant.


     The following table summarizes information about stock options outstanding at December 31, 1996:


                                      Options Outstanding                             Options Exercisable
                               Number          Wtd Avg                                 Number
            Range of        Outstanding       Remaining          Wtd Avg            Exercisable      Wtd Avg
         Exercise Prices    at 12/31/96   Contractual Life    Exercise Price        at 12/31/96  Exercise Price

        $ 3.00 to 4.75      1,191,625         6.08 Years        $  3.64               941,625       $  3.66
        $ 5.00 to 8.00        656,252         4.59                 6.25               612,752          6.24
        $ 3.00 to 8.00      1,847,877         5.55              $  4.57             1,554,377       $  4.68


     The Company issued 5,555, 60,450, and 32,246 shares of Common Stock to employees in 1996, 1995 and 1994, respectively, as incentive bonuses. The Company recognized compensation expense of $30,210, $212,843, and $98,832 in 1996, 1995, and 1994.

13.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

     Office lease:

     The Company entered into an operating lease for its existing office facilities which expires December 2000. The Company may cancel the lease effective December 1, 1998 with a 180-day notice and a cancellation penalty payment of approximately $71,000. Rent expense, including real estate taxes, insurance and repair costs associated with the operating lease was approximately $200,000, $181,000 and $145,000 in 1996, 1995 and 1994,
     respectively. Total future minimum rent due under the operating lease is approximately as follows:

                                  Year ending December 31,                    Amount

                                            1997                         $    201,000
                                            1998                              205,000
                                            1999                              209,000
                                            2000                              214,000
                                                                          $   829,000

     Hotel leases:

     The Company, through its subsidiaries and consolidated partnerships, leases nine hotels, the operations of which are included in the Company's consolidated financial statements. The terms of these leases are described as follows:

     The Company leases or sub-leases four Days Inn hotels located in Schiller Park, Shorewood, and Niles, Illinois and Portage, Indiana from four partnerships which currently own the hotels or lease the hotels from unrelated third parties. The Company owns an equity interest in these partnerships, ranging from 5% to 16.33%. The leases and sub-leases are triple net leases and provide for monthly base rent payments ranging from $9,500 to $33,028, plus additional rent payments ranging from zero to $72,000 per annum, plus percentage rents equal to 5% of room revenues in excess of stipulated amounts. The leases and sub-leases expire December 31, 1999.

     In July 1992, the Company entered into a triple net lease agreement for a Holiday Inn in Menomonee Falls, Wisconsin. The lease was revised effective November 1, 1996 eliminating the monthly lease payment and providing for termination as of March 28, 1997. The rent payments prior to the revision were based upon percentages of gross room revenues ranging from 15% to 20%, with a monthly minimum of $14,583.

     The Company entered into an agreement to lease a Ramada Inn hotel in Lafayette, Indiana, effective August 1, 1996, replacing an existing lease agreement. The new lease provides for monthly lease payments of $21,617, and expires August 31, 2003.

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

     All of the aforementioned hotel leases provide for an option to purchase the hotel. Some of the purchase prices are based upon a multiple of gross room revenues for the preceding twelve months with a specified maximum, and the others are based on a fixed amount. At December 31, 1996, the aggregate purchase price for these leased hotels was approximately $23,355,000, excluding the hotel lease which was terminated as of March 28, 1997.

     Minimum rent payments under hotel leases are as follows:


                                  Year Ending December 31,               Amount

                                             1997                  $      1,747,000
                                             1998                         1,735,000
                                             1999                         1,749,000
                                             2000                           655,000
                                             2001                           565,000
                                         Thereafter                       1,260,000
                                                                   $      7,711,000

     Guarantees:

     The Company has provided approximately $30.2 million in guarantees as of December 31, 1996 on mortgage loan obligations for 23 of its affiliated partnerships. Other partners have also guaranteed portions of the same obligations. The partners of two of the partnerships have entered into cross indemnity agreements whereby each partner has agreed to indemnify the others for any payments made by any partner in relation to these guarantees in excess of their ownership interest.

     The Company is secondarily liable for the obligations and liabilities of the limited partnerships and limited liability corporations in which it holds a general partnership or managing member ownership interest as described in Note 4.

     Construction in progress:

     At December 31, 1996, the Company had approximately $17.0 million remaining to pay contractors for the construction of 27 hotels, a portion of which is included in accounts payable. These commitments will be funded through construction and long-term mortgage financing currently in place.

     Employment agreements:

     The Company entered into three year employment agreements with three executive officers expiring December 31, 1997, one of which includes an automatic three year renewal option. One of the executive officers resigned in January 1997, resulting in the termination of his employment agreement (Note 10). The remaining two agreements were amended in January 1997 to provide for (i) a one year extension until December 31, 1998 for the executive officer whose contract does not provide for automatic renewal; (ii) annual base salaries totaling $490,000; and (iii) options to purchase 65,625 shares of common stock to be issued in 1997 in lieu of common stock awards as provided in the original agreements. The employment agreements provide for cash bonuses to be determined annually by the compensation committee of the Board of Directors, stock options and severance pay should the officer be terminated without cause.

     Legal matters:

     The Company and certain of its subsidiaries are defendants in various litigation matters arising in the ordinary course of business. In the opinion of management, the ultimate resolution of all such litigation matters is not likely to have a material effect on the Company's financial condition, results of operation or liquidity.


14.  SUPPLEMENTAL CASH FLOW DATA:

     The following represents the supplemental schedule of noncash investing and financing activities for the years ended December 31, 1996, 1995 and 1994:


                                                      1996                1995                    1994
         Purchase of investments and
         other assets through issuance
         of common stock, assumption and
         issuance of notes payable, and
         reduction of notes receivable             $    549,556      $    1,010,188      $     369,571

         Reduction of notes receivable and related
         interest in exchange for common stock     $     52,860

         Exchange of limited partnership interests
         and note receivable                                         $       90,000

         Reduction of accounts and
         note payable through issuance
         of common stock and warrants                                $      233,351


15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     The following table summarizes the unaudited quarterly financial data (in thousands, except per share data):


                                                      First           Second        Third          Fourth
                                                     Quarter          Quarter      Quarter         Quarter
         Year Ended December 31, 1996

               Revenues                              $   12,645     $   19,818     $   19,309     $    16,571
               Operating income                             160          2,358          3,171             764
               Net income (loss)                          (148)          1,380          2,027             136

               Net income (loss) per common share    $   (0.02)     $     0.20     $     0.30     $      0.01

         Year Ended December 31, 1995

               Revenues                              $   13,157     $   12,287     $   14,526     $    11,992
               Operating income (loss)                    (207)          1,557          2,726             214
               Net income (loss)                          (284)            844          1,564              14

               Net income (loss) per common share    $   (0.05)     $     0.14     $     0.25     $     -


     During the fourth quarter of 1996, the Company expensed approximately $404,000 in costs associated with a public offering of the Company's Common Stock which was not consummated.