Form 10-Q
period 1997-03-31
AMERIHOST PROPERTIES INC
filed 1997-05-15
CIK 778423

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


           [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended              MARCH 31, 1997

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

As of May 14, 1997, 6,301,397 shares of the Registrant's Common Stock were outstanding.



                           AMERIHOST PROPERTIES, INC.

                                    FORM 10-Q

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997



                                      INDEX



      PART I: Financial Information                          Page

Consolidated Balance Sheets as of March 31, 1997
    and December 31, 1996                                          4

Consolidated Statements of Operation for the Three
    Months Ended March 31, 1997 and 1996                           6

Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 1997 and 1996                     7

Notes to Consolidated Financial Statements                         9

Management's Discussion and Analysis                              11

Schedule of Earnings Before Interest/Rent, Taxes
    and Depreciation/Amortization for the Three
    Months Ended March 31, 1997 and 1996                          17


        PART II: Other Information



Item 6 - Exhibits and Reports on Form 8-K                         18

Signatures                                                        18



                         Part I:  Financial Information

                          Item 1:  Financial Statements



                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                         March 31,              December 31,
                                                                           1997                    1996
                         ASSETS

Current assets:
    Cash and cash equivalents                                           $    3,049,475        $     3,029,039
    Accounts receivable (including $1,284,846
         and $3,119,905 from related parties)                                3,925,022              5,083,973
    Notes receivable (including $1,957,718
         and $1,354,461 from related parties)                                2,110,533              1,507,276
    Prepaid expenses and other current assets                                  520,214                223,136
    Refundable income taxes                                                    744,123                 30,629
    Costs and estimated earnings in excess of
         billings on uncompleted contracts
         (including $4,629,209 and
         $2,048,259 from related parties)                                    4,715,209              2,083,259

         Total current assets                                               15,064,576             11,957,312


Investments                                                                  1,325,202              1,595,858

Property and equipment:
    Land                                                                     7,722,730              7,334,562
    Buildings                                                               31,314,614             27,885,463
    Furniture, fixtures and equipment                                       10,962,960             10,984,572
    Construction in progress                                                 3,809,652              4,709,064

    Leasehold improvements                                                   1,774,147              2,404,060
                                                                            55,584,103             53,317,721

    Less accumulated depreciation and amortization                           7,000,865              7,481,889

                                                                            48,583,238             45,835,832


Long-term notes receivable (including $631,644
         and $1,120,888 from related parties)                                3,420,142              3,831,504

Costs of management contracts acquired, net
         of accumulated amortization of $1,225,058
         and $1,158,379                                                        957,590                907,404

Other assets (including deferred taxes of $221,000
         and $171,000), net of accumulated
         amortization of $2,320,060 and $2,082,450                           2,839,850              2,773,246

                                                                             7,217,582              7,512,154

                                                                       $    72,190,598        $    66,901,156



                                                               (continued)


                                      AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                               (UNAUDITED)





                                                                         March 31,               December 31,
                                                                           1997                    1996

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                    $    5,281,005          $    5,293,184
    Bank line-of-credit                                                      4,335,668               1,707,424
    Accrued payroll and related expenses                                       785,930                 935,120
    Accrued real estate and other taxes                                        748,122                 685,796
    Other accrued expenses and current liabilities                           1,049,709                 828,596
    Current portion of long-term debt                                        1,125,799               1,554,200

         Total current liabilities                                          13,326,233              11,004,320


Long-term debt, net of current portion                                      34,943,487              32,785,108

Deferred income                                                                624,776                 630,899

Commitments

Minority interests                                                           1,514,843               1,569,200


Shareholders' equity:
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                               -                       -
    Common stock, $.005 par value; authorized 25,000,000 shares;
       issued 6,292,197 shares at March 31, 1997, and
       6,036,921 shares at December 31, 1996                                    31,461                  30,185
    Additional paid-in capital                                              18,504,160              17,170,154
    Retained earnings                                                        4,638,805               5,104,457

                                                                            23,174,426              22,304,796
    Less:
         Stock subscriptions receivable                                       (436,875)               (436,875)
         Notes receivable                                                     (956,292)               (956,292)

                                                                            21,781,259              20,911,629

                                                                        $   72,190,598          $   66,901,156



                 See notes to consolidated financial statements.


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                                           1997                    1996

Revenue:
    Hotel operations:
         AmeriHost Inn hotels                                         $      2,396,566        $     1,306,138
         Other hotels                                                        4,032,034              4,277,358
    Development and construction                                             6,133,742              3,979,802
    Management services                                                        604,643                489,682
    Employee leasing                                                         2,902,305              2,591,588
                                                                            16,069,290             12,644,568
Operating costs and expenses:
    Hotel operations:
         AmeriHost Inn hotels                                                1,862,554                885,766
         Other hotels                                                        3,682,857              3,853,085
    Development and construction                                             5,175,470              3,113,679
    Management services                                                        412,390                372,651
    Employee leasing                                                         2,831,611              2,525,909
                                                                            13,964,882             10,751,090

                                                                             2,104,408              1,893,478

    Depreciation and amortization                                            1,156,293                802,815
    Leasehold rents - hotels                                                   534,632                446,130
    Corporate general and administrative                                       582,150                484,652

Operating (loss) income                                                       (168,667)               159,881

Other income (expense):
    Interest expense                                                          (810,007)              (665,173)
    Interest income                                                            135,449                154,359
    Other income            3,810                                                               41,909
    Gain on sale of property                                                 1,744,599                  -
    Contractual termination expenses                                        (1,697,448)                 -
    Equity in net income and losses of affiliates                             (241,101)              (144,638)

Loss before minority interests and income taxes                             (1,033,365)              (453,662)

Minority interests in (income) loss of
    consolidated subsidiaries and partnerships                                 158,713                204,001

Loss before income tax                                                        (874,652)              (249,661)

Income tax benefit                                                             409,000                102,000

Net loss                                                               $      (465,652)       $      (147,661)

Loss per share                                                        $          (0.08)      $          (0.02)

                 See notes to consolidated financial statements.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                 Three Months Ended
                                                                                       March 31,
                                                                           1997                    1996

Cash flows from operating activities:

    Cash received from customers                                       $    14,664,611          $   11,839,312
    Cash paid to suppliers and employees                                   (15,466,686)            (11,868,154)
    Interest received                                                           72,956                  59,039
    Interest paid                                                                                     (814,297)(639,973)
    Income taxes paid                                                         (110,352)                (44,882)

Net cash used in operating activities                                       (1,653,768)               (654,658)

Cash flows from investing activities:

    Distributions from affiliates                                               21,515                 107,044
    Purchase of property and equipment                                      (5,238,136)             (1,327,158)
    Purchase of investments                                                       (100)               (250,000)
    Increase in notes receivable                                            (1,128,914)             (1,121,233)
    Collections on notes receivable                                          1,037,019               1,050,766
    Pre-opening and management contract costs                                 (116,865)               (169,827)
    Proceeds from sales of property                                          3,390,576                   -
    Contractual termination costs                                           (1,443,891)                  -

Net cash used in investing activities                                       (3,478,796)             (1,710,408)

Cash flows from financing activities:

    Proceeds from issuance of long-term debt                                 3,348,584               1,699,638
    Principal payments of long-term debt                                    (1,581,144)               (223,572)
    Proceeds from exercise of common stock options                             789,075                   -
    Proceeds from line-of-credit                                             4,828,244               1,559,128
    Payments on line-of-credit                                              (2,200,000)               (500,000)
    Decrease in minority interests                                             (31,759)                (13,259)

Net cash provided from financing activities                                  5,153,000               2,521,935

Net increase in cash                                                            20,436                 156,869

Cash and cash equivalents, beginning of period                               3,029,039               1,371,278

Cash and cash equivalents, end of period                                $    3,049,475          $    1,528,147





                                   (Continued)

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)



                                                                                 Three Months Ended
                                                                                       March 31,
                                                                           1997                    1996


Reconciliation of net loss to net cash used in operating activities:

Net loss                                                               $      (465,652)        $      (147,661)

Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization                                            1,156,293                 802,815
    Equity in net loss (income) of affiliates and
         amortization of deferred income                                       241,101                 144,638
    Minority interests in net income of subsidiaries                          (158,713)               (204,001)
    Amortization of deferred interest and loan discount                          9,940                   9,940
    Increase in deferred income                                                  3,425                   -
    Gain on sale of property                                                (1,744,599)                  -
    Increase in deferred tax asset                                             (50,000)                  -
    Contractual termination costs                                            1,697,448                   -
    Compensation paid through issuance of common stock and
         common stock options                                                  302,065                   -

    Changes in assets and liabilities:

         Decrease (increase) in accounts receivable                          1,220,036              (1,272,382)
         Increase in interest receivable                                       (61,082)                (93,912)
         Increase in prepaid expenses and other
            current assets                                                    (297,078)                (66,515)
         (Increase) decrease in costs and estimated earnings in
            excess of billings on uncompleted contracts                     (2,631,950)                425,217
         Increase in other assets                                             (274,164)                (45,027)
         Increase in refundable income taxes                                  (469,352)               (146,882)

         Decrease in accounts payable                                          (12,179)               (166,827)
         (Decrease) increase in accrued expenses and other
            current liabilities                                               (103,669)                 92,087
         (Decrease) increase in accrued interest                               (15,638)                 13,852

Net cash used in operating activities                                  $    (1,653,768)        $      (654,658)



                 See notes to consolidated financial statements.


1.   BASIS OF PREPARATION:

  The financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Amerihost Properties, Inc. and subsidiaries as of March 31, 1997 and December 31, 1996 and the results of its operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K. Certain reclassifications have been made to the 1996 financial statements in order to conform with the 1997 presentation.

2.   PRINCIPLES OF CONSOLIDATION:

  The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and partnerships in which the Company has a majority ownership interest. Significant intercompany accounts and transactions have been eliminated.

3.   INCOME TAXES:

  Deferred income taxes are provided on the differences in the bases of the Company's assets and liabilities determined for tax and financial reporting purposes.

  The income tax benefit for the three months ended March 31, 1997 and 1996 was based on the Company's estimate of the effective tax rate expected to be applicable for the full year and a $50,000 reduction in the deferred tax asset reserve. The Company expects the effective tax rate to approximate the Federal and state statutory rates.

4.   LOSS PER SHARE:

  Loss per share of common stock is computed by dividing adjusted net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. The weighted average number of shares used in the computations were 7,031,219 for the three months ended March 31, 1997, and 5,976,293 for the three months ended March 31, 1996.

5.   SUPPLEMENTAL CASH FLOW DATA:

  The following represents the supplemental schedule of noncash investing and financing activities for the three months ended March 31, 1997 and 1996:

                                                 Three Months Ended
                                                      March 31,
                                                  1997       1996

    Purchase of investments through issuance of
       common stock and decrease in notes and
       accrued interest receivable                $      -      $ 143,929

    Accrued contractual termination costs         $ 253,557     $       -


6.  HOTEL LEASES:

    The Company, through its subsidiaries and consolidated partnerships, has leasehold interests ranging from 50.35% to 100% in seven hotels, the operations of which are included in the Company's consolidated financial statements. All of these leases provide for an option to purchase the hotel. Some of the purchase prices are based upon a multiple of gross room revenues for the preceding twelve months and the others are based upon a fixed amount, typically with annual increases based upon the change in the consumer price index. At March 31, 1997, the aggregate purchase price for these seven hotels was approximately $21,505,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is engaged in the development of AmeriHost Inn hotels, its proprietary brand, and the ownership, operation and management of AmeriHost Inn hotels and other mid-price hotels. As of March 31, 1997, there were 45 AmeriHost Inn hotels open, of which 16 were wholly-owned, two were majority owned, 25 were minority-owned, and two were managed for unrelated third parties. The Company intends to use primarily the AmeriHost Inn brand when expanding its hotel operations segment. All of the hotels currently under construction will be AmeriHost Inn hotels. As of March 31, 1997, 17 AmeriHost Inn hotels were under construction, of which 11 will be wholly-owned, five will be minority-owned, and one which will be owned by an unrelated third party. Same room revenues for all AmeriHost Inns increased approximately 4.1% in the first quarter of 1997 compared to the first quarter of 1996, attributable to an increase of $2.44 in average daily rate and a 0.3% increase in occupancy.

Revenues from hotel operations consist of the revenues from all hotels in which the Company has a 100% or controlling ownership or leasehold interest ("Consolidated Hotels"). Investments in other entities in which the Company has a minority ownership interest are accounted for using the equity or cost method. As a result of the Company's focus on increasing the number of Consolidated Hotels, the Company expects that revenues from the hotel operations segment will increase over time as a percentage of the Company's overall revenues. Development and construction revenues consist of one-time fees for new construction, acquisition and renovation activities performed by the Company for minority-owned hotels and unrelated third parties. The Company also receives management services revenue for management services provided to minority-owned hotels and unrelated third parties. Employee leasing revenues consist of revenues the Company receives for leasing its employees to minority-owned hotels and unrelated third parties. All revenues attributable to development, construction, management and employee leasing services with respect to Consolidated Hotels have been eliminated in consolidation.

Revenues increased 27.1% to $16.1 million during the three months ended March 31, 1997, from $12.6 million during the three months ended March 31, 1996, due primarily to expanded hotel operations and significant hotel development and construction activity. Net loss for the first quarter increased to ($465,652), or ($0.08) per share in 1997, from ($147,661), or ($0.02) per share in 1996.
The Company sold two Consolidated Hotels during the first quarter of 1997, resulting in a total gain, net of minority interests, of $1.7 million. These gains were offset by a non-recurring charge of $1.7 million from the termination of a consulting agreement with Urban 2000 Corp. (a company owned by the Company's Chairman of the Board and a former officer/director) and the departure of an officer/director. The Company incurred an operating loss of ($168,667) during the three months ended March 31, 1997, compared to operating income of $159,881 during the three months ended March 31, 1996. The decrease in operating income was primarily attributable to the impact of seasonality associated with a greater number of Consolidated Hotels and the significant number of hotels operating during their initial stabilization period immediately after opening.

The Company uses EBITDA as a supplemental performance measure along with net income to report its operating results. EBITDA is defined as net income, adjusted to eliminate the impact of (i) interest expense; (ii) interest and other income; (iii) leasehold rents for hotels, which the Company considers to be financing costs similar to interest; (iv) income tax expense (benefit), (v) depreciation and amortization; (vi) gains or losses from property transactions; and (vii) non-recurring charges. EBITDA should not be considered as an alternative to net income or cash flows from operating activities as a measure of liquidity. EBITDA for both the first quarter of 1997 and 1996 was $1.5 million. An EBITDA schedule is included herein.

The Company is currently in the process of evaluating certain unsolicited proposals received for the acquisition of its common stock. During this evaluation process, the Company has postponed the development of additional hotels for minority-owned entities which were expected to begin construction during the second quarter of 1997. Consequently, the Company does not expect to realize the anticipated levels of revenues and profits in the second quarter of 1997 from the development and construction of hotels for minority-owned entities.

Amerihost had an ownership interest in 63 hotels at March 31, 1997 versus 49 hotels at March 31, 1996 (excluding hotels under construction). This increased ownership was achieved primarily through the development of AmeriHost Inn hotels for the Company's own account and for minority-owned entities. These figures include an increase in Consolidated Hotels from 24 at March 31, 1996 to 28 at March 31, 1997.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

Revenues increased 27.1% to $16.1 million during the three months ended March 31, 1997, from revenues of $12.6 million during the three months ended March 31, 1996. These increases were due primarily to significant increases in the Company's hotel development and hotel operations segments.

Hotel operations revenue increased 15.1% to $6.4 million during the three months ended March 31, 1997, compared to $5.6 million during the three months ended March 31, 1996. This increase was primarily attributable to the net addition of four Consolidated Hotels to the hotel operations segment from April 1, 1996 through March 31, 1997. The Company opened seven newly constructed Consolidated AmeriHost Inn hotels during this twelve month period, and acquired the remaining ownership interest in one hotel causing it to become a Consolidated Hotel.
These eight additions were offset by the sale of three Consolidated Hotels and the lease termination of one Consolidated Hotel during this same period. The hotel operations segment included the operations of 28 Consolidated Hotels comprising 2,531 rooms at March 31, 1997, compared to 24 Consolidated Hotels comprising 2,516 rooms at March 31, 1996. After considering the Company's ownership interest in the majority-owned Consolidated Hotels, this translates to 2,216 and 2,143 equivalent owned rooms as of March 31, 1997 and 1996, respectively, or an increase of 3.4%.

Hotel development revenue increased 54.1% to $6.1 million during the three months ended March 31, 1997, from $4.0 million during the three months ended March 31, 1996. The Company was constructing eight hotels for minority-owned entities or unrelated third parties during the first quarter of 1997, compared to fourteen hotels during the three months ended March 31, 1996. The Company also had several additional projects in various stages of pre-construction development during both three month periods. The increase in segment revenue was due primarily to the significant progress achieved during the first quarter of 1997 on the eight hotels compared to the progress achieved on the 14 hotels during the first quarter of 1996, and the nature of five construction contracts in progress during the 1996 first quarter whereby the Company recognized only a construction management fee instead of the full development revenues.

Hotel management revenue increased 23.5% to $604,643 during the three months ended March 31, 1997, from $489,682 during the three months ended March 31, 1996. The number of hotels managed for third parties and minority-owned entities increased from 36 hotels, representing 3,447 rooms, at March 31, 1996 to 45 hotels, representing 3,767 rooms, at March 31, 1997. The addition of management contracts for 16 newly constructed hotels (968 rooms) was partially offset by the termination of four management contracts (426 rooms) with minority-owned entities as a result of the sale of the hotel, the termination of two management contracts (113 rooms) with minority-owned hotels which became Consolidated Hotels due to the Company acquiring additional ownership interests, and the termination of one management contract with an unrelated third party. Management fee revenues were also impacted in the first quarters of 1997 and 1996 by newly constructed hotels operating during their initial stabilization period when revenues are typically lower. The management contracts terminated, all of which were for hotels other than the AmeriHost Inn brand, were typically for larger hotels compared to the 16 hotels added during the twelve months ended March 31, 1997. The Company does not recognize management fees from Consolidated Hotels.

Employee leasing revenue increased 12.0% to $2.9 million during the three months ended March 31, 1997, from $2.6 million during the three months ended March 31, 1996, due primarily to the addition of hotels managed for third parties and minority-owned entities as described above, and the associated increase in payroll costs which is the basis for the employee leasing revenue.

Total operating costs and expenses increased 29.9% to $14.0 million (86.9% of total revenues) during the three and months ended March 31, 1997, from $10.8 million (85.0% of total revenues) during the three months ended March 31, 1996. Operating costs and expenses in the hotel operations segment increased 17.0% to $5.5 million during the three months ended March 31, 1997, from $4.7 million during the three months ended March 31, 1996, resulting primarily from the net addition of four Consolidated Hotels to this segment and is directly related to the 15.1% increase in segment revenue during the three months ended March 31, 1997. Hotel operations segment operating costs and expenses as a percentage of segment revenue increased to 86.3% during the three months ended March 31, 1997, from 84.9% during the three months ended March 31, 1996, due primarily to a significant number of hotels operating during their initial stabilization period when revenues are typically lower.

Operating costs and expenses for the hotel development segment increased 66.2% to $5.2 million during the three months ended March 31, 1997, from $3.1 million during the three months ended March 31, 1996, consistent with the 54.1% increase in hotel development revenues. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased to 84.4% during the three months ended March 31, 1997, from 78.2% during the three months ended March 31, 1996. The first quarter of 1997 contained a significant level of construction activity which has high operating costs in relation to the revenue recognized. The first quarter of 1996 also contained a significant level of construction activity, however certain contracts were accounted for as a construction manager where the operating costs are significantly lower in relation to the revenue recognized. Hotel management segment operating costs and expenses increased 10.7% to $412,390 during the three months ended March 31, 1997, from $372,651 during the three months ended March 31, 1996 consistent with the 23.5% increase in segment revenues, and partially offset by the termination in the first quarter of 1997 of certain contractual payments which had been made to co-managers. Employee leasing operating costs and expenses increased 12.1% to $2.8 million during the three months ended March 31, 1997, from $2.5 million during the three months ended March 31, 1996, and is consistent with the 12.0% increase in segment revenue.

Depreciation and amortization expense increased 44.0% to $1.2 million during the three months ended March 31, 1997, from $802,815 during the three months ended March 31, 1996. This increase was primarily attributable to the net addition of four Consolidated Hotels to the hotel operations segment and the resulting depreciation and amortization therefrom.

Leasehold rents - hotels increased 19.8% to $534,632 during the three months ended March 31, 1997, from $446,130 during the three months ended March 31, 1996. The increase during the first quarter of 1997 compared to the first quarter of 1996 was due primarily to the increase in percentage rents for certain hotels which are based on the hotel's operating revenues. During March 1997, one leased Consolidated Hotel was sold and the lease for another Consolidated Hotel was terminated.

Corporate general and administrative expense increased 20.1% to $582,150 during the three months ended March 31, 1997, from $484,652 during the three months ended March 31, 1996. The increase was due primarily to the Company's overall growth.

The Company incurred an operating loss of ($168,667) during the three months ended March 31, 1997, compared to operating income of $159,881 during the three months ended March 31, 1996. Operating loss from the hotel operations segment increased to ($683,946) during the three months ended March 31, 1997 from ($303,039) during the three months ended March 31, 1996, resulting primarily from the increased impact of seasonality associated with the net addition of four Consolidated Hotels from April 1, 1996 to March 31, 1997 and the impact of the significant number of Consolidated Hotels operating during their initial stabilization period during the first quarter of 1997. Operating income from the hotel development segment increased 10.7% to $940,214 during the first quarter of 1997 compared to $848,996 during the first quarter of 1996. Although more hotels were under construction during the first quarter of 1996, the Company made greater progress on the projects under construction and development during the 1997 first quarter, compared to the progress made on the projects under construction and development during the 1996 first quarter. The hotel management segment generated operating income of $115,014 during the three months ended March 31, 1997 compared to $61,379 during the three months ended March 31, 1996. This increase was due primarily to the net addition of nine hotel management contracts with minority-owned entities during the twelve month period ended March 31, 1997. Employee leasing operating income increased slightly during the first quarter, to $69,795 in 1997 from $64,105 in 1996.

Interest expense was $810,007 during the three months ended March 31, 1997, as compared to $665,173 during the three months ended March 31, 1996. This increase was primarily attributable to the increase in mortgage financing for newly constructed Consolidated Hotels.

The Company's share of equity in income (loss) of affiliates increased 66.7% to ($241,101) during the three months ended March 31, 1997, from ($144,638) during the three months ended March 31, 1996. The decrease in equity of affiliates was primarily due to the significant number of newly constructed minority-owned hotels which were operating during their initial stabilization period when revenues are typically lower and the increasing impact of seasonality as the number of minority-owned hotels increases. Distributions from affiliates were $21,515 in the first quarter of 1997 compared to $107,044 in the first quarter of 1996.



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

During the first three months of 1997, the Company used cash for operations of $1.7 million, compared to $654,658 in the first three months of 1996, or an increase in cash used in operations of $999,110. The decrease in cash flow from operations during the first three months of 1997, when compared to 1996, can be attributed to the increasing impact of seasonality and the significant number of hotels operating during their initial stabilization period as the number of Consolidated Hotels increased from 24 hotels at March 31, 1996 to 28 hotels at March 31, 1997. The impact from hotel operations was partially offset by a significant amount of hotel development and construction activity in both the first quarter of 1997 and 1996.

The Company invests cash in three principal areas: (i) the purchase of property and equipment through the construction and renovation of Consolidated Hotels;
(ii) the purchase of equity interests in hotels; and (iii) loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. During the first three months of 1997, the Company used $3.5 million in investing activities compared to $1.7 million in the first three months of 1996. During the first three months of 1997, the Company used $5.2 million to purchase property and equipment for Consolidated Hotels, used $1.4 million for the termination of certain contractual agreements, used $91,895 for loans, net of loan collections, and received $3.4 million from the sale of hotels. During the first three months of 1996, the Company used cash primarily for the purchase of $1.3 million in property and equipment for Consolidated Hotels, used $250,000 for the purchase of minority equity interests in hotels, and used $70,467 for loans, net of repayments from minority-owned hotels. In addition, the Company received distributions from investments in minority-owned hotels of $21,515 in the first three months of 1997, compared to $107,044 in the first three months of 1996.

Cash received from financing activities was $5.2 million during the first three months of 1997 compared to $2.5 million during the first three months of 1996. In 1997, the primary factors were net proceeds of $1.8 million from the mortgage financing of Consolidated Hotels, net of principal repayments, net proceeds of $789,075 from the exercise of common stock purchase options, and $2.6 million in net proceeds from the Company's operating line-of-credit. In 1996, the contributing factors were proceeds of $1.5 million from the mortgage financing of Consolidated Hotels, net of principal repayments, and net proceeds of $1.1 million from the Company's operating line-of-credit.

At March 31, 1997, the Company had $4.3 million outstanding under its operating line-of-credit. The Company's line-of-credit was renewed and increased effective May 1, 1996 to $5.0 million. The operating line-of-credit (i) is collateralized by a security interest in certain of the Company's assets, including its interest in various joint ventures; (ii) bears interest at an annual rate equal to the lending bank's base rate plus 1/2% (with a minimum interest rate of 7.5%); and (iii) matures June 1, 1997. The same bank providing the operating line-of-credit also provides a $7.5 million line-of-credit to be used for construction financing on hotel projects, of which $5.0 million must be used on contracts which have firm commitments for permanent mortgage financing when the construction is completed. There was no balance outstanding on the construction line-of-credit at March 31, 1997. At March 31, 1997, the Company also had outstanding $2.25 million of its 7% Subordinated Notes which are unsecured obligations due October 9, 1999 and which pay interest quarterly. Pursuant to the terms of the 7% Subordinated Notes, no dividends may be paid on any capital stock of the Company until the 7% Subordinated Notes have been paid in full. At the Company's sole discretion, the 7% Subordinated Notes may be prepaid at any time without prepayment penalty.

The Company expects cash from operations to be sufficient to pay all operating and interest expenses in 1997.

SEASONALITY

The lodging industry, in general, is seasonal in nature. The Company's hotel revenues are generally greater in the second and third calendar quarters than in the first and fourth quarters due to weather conditions in the markets in which the Company's hotels are located and general business and leisure travel trends. This seasonality can be expected to continue to cause quarterly fluctuations in the Company's revenues, and is expected to have an increased impact as the number of Consolidated Hotels increases. Quarterly earnings may also be adversely affected by events beyond the Company's control such as extreme weather conditions, economic factors and other factors affecting travel. In addition, hotel construction is seasonal, depending upon the geographic location of the construction projects. Construction activity in the Midwest may be slower in the first and fourth calendar quarters due to weather conditions.

INFLATION

Management does not believe that inflation has had, or is expected to have, any significant adverse impact on the Company's financial condition or results of operations for the periods presented.

IMPACT OF NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." The new standard simplifies the methods for computing earnings per share and requires the presentation of two new amounts, basic and diluted earnings per share. When the Company adopts SFAS No. 128, it expects to report the following restated amounts for the three months ended March 31:

                                          1997      1996

     Basic                              $ (0.08) $ (0.02)
     Diluted                            $ (0.08) $ (0.02)



PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's hotels under construction and the operation of AmeriHost Inn hotels are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as the introduction of new hotels or renovation of existing hotels in the same markets; changes in travel patterns which could affect demand for the Company's hotels; changes in development and operating costs, including labor, construction, land, equipment, and capital costs; general business and economic conditions; and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1996, and as such, speak only as of the date made.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   SCHEDULE OF EARNINGS BEFORE INTEREST/RENT,
                       TAXES AND DEPRECIATION/AMORTIZATION
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)






                                                                  1997                1996

Revenue                                                        $  16,069,290       $  12,644,568


Operating costs and expenses                                      13,964,882          10,751,090

                                                                   2,104,408           1,893,478


Corporate general and administrative                                (582,150)           (484,652)
Equity in net income and losses
   of affiliates                                                    (241,101)           (144,638)


Earnings before minority interests                                 1,281,157           1,264,188


Minority interests in earnings of
   consolidated subsidiaries and
   partnerships, excluding minority
   interest in gain on sale of hotel                                 205,314             204,001


Earnings before interest/rent, taxes
  and depreciation/amortization                                 $  1,486,471        $  1,468,189


                           PART II - OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K:

          (a)          Exhibits:

              Exhibit No.
                4.a    Warrants to purchase common stock - Michael P. Holtz
                4.b    Warrants to purchase common stock - Russell J. Cerqua
               27.0    Financial Data Schedule


          (b)Reports on Form 8-K:

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



Date:  May 14, 1997

              By:  /s/ Russell J. Cerqua
                   Russell J. Cerqua
                   Treasurer/Executive Vice President, Finance


              By:  /s/ James B. Dale
                   James B. Dale
                   Vice President, Finance/Corporate Controller