Form 10-Q
period 1997-06-30
AMERIHOST PROPERTIES INC
filed 1997-08-12
CIK 778423

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


           [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended              JUNE 30, 1997

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

As of August 12, 1997, 6,301,397 shares of the Registrant's Common Stock were outstanding.




                           AMERIHOST PROPERTIES, INC.

                                    FORM 10-Q

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997



                                      INDEX



      PART I: Financial Information                          Page

Consolidated Balance Sheets as of June 30, 1997
    and December 31, 1996                                          4

Consolidated Statements of Operation for the Three and Six
    Months Ended June 30, 1997 and 1996                            6

Consolidated Statements of Cash Flows for the
    Six Months Ended June 30, 1997 and 1996                        7

Notes to Consolidated Financial Statements                         9

Management's Discussion and Analysis                              11

Schedule of Earnings Before Interest/Rent, Taxes
    and Depreciation/Amortization for the Three and
    Six Months Ended June 30, 1997 and 1996                       18


        PART II: Other Information



Item 6 - Exhibits and Reports on Form 8-K                         19

Signatures                                                        19



                         Part I:  Financial Information

                          Item 1:  Financial Statements





                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




                                                                          June 30,              December 31,
                                                                           1997                    1996
                         ASSETS

Current assets:
    Cash and cash equivalents                                           $    2,798,505        $     3,029,039
    Accounts receivable (including $830,051
      and $3,119,905 from related parties)                                   3,068,635              5,083,973
    Notes receivable (including $890,541
      and $1,354,461 from related parties)                                   1,000,616              1,507,276
    Prepaid expenses and other current assets                                  378,818                223,136
    Refundable income taxes                                                    811,673                 30,629
    Costs and estimated earnings in excess of
      billings on uncompleted contracts
      (including $2,091,374 and $2,048,259
      from related parties)                                                  2,257,381              2,083,259

         Total current assets                                               10,315,628             11,957,312


Investments                                                                  1,197,639              1,595,858

Property and equipment:
    Land                                                                     8,872,957              7,334,562
    Buildings                                                               37,002,499             27,885,463
    Furniture, fixtures and equipment                                       12,171,764             10,984,572
    Construction in progress                                                 8,626,298              4,709,064
    Leasehold improvements                                                   1,156,733              2,404,060
                                                                            67,830,251             53,317,721

    Less accumulated depreciation and
      mortization                                                            7,673,130              7,481,889

                                                                            60,157,121             45,835,832



Long-term notes receivable (including
    $4,398,656 and $1,120,888 from
    related parties)                                                         5,728,420              3,831,504

Costs of management contracts acquired,
    net of accumulated amortization of
    $1,300,904 and $1,158,379                                                  995,388                907,404

Other assets (including deferred taxes
    of $221,000 and $171,000), net of
    accumulated amortization of $2,408,060
    and $2,082,450                                                           3,024,226              2,773,246

                                                                             9,748,034              7,512,154

                                                                       $    81,418,422        $    66,901,156

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                    $    4,518,120          $    5,293,184
    Bank line-of-credit                                                      6,118,567               1,707,424
    Accrued payroll and related expenses                                     1,030,697                 935,120
    Accrued real estate and other taxes                                        870,649                 685,796
    Other accrued expenses and current liabilities                             927,355                 828,596
    Current portion of long-term debt                                        1,213,625               1,554,200

         Total current liabilities                                          14,679,013              11,004,320


Long-term debt, net of current portion                                      42,452,735              32,785,108

Deferred income                                                                709,534                 630,899

Commitments

Minority interests                                                           1,515,743               1,569,200


Shareholders' equity:
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                               -                       -
    Common stock, $.005 par value; authorized 25,000,000 shares;
       issued 6,301,397 shares at June 30, 1997, and
       6,036,921 shares at December 31, 1996                                    31,507                  30,185
    Additional paid-in capital                                              18,552,414              17,170,154
    Retained earnings                                                        4,870,643               5,104,457

                                                                            23,454,564              22,304,796
    Less:
         Stock subscriptions receivable                                       (436,875)               (436,875)
         Notes receivable                                                     (956,292)               (956,292)

                                                                            22,061,397              20,911,629

                                                                        $   81,418,422          $   66,901,156



                 See notes to consolidated financial statements.


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)



                                              Three Months Ended June 30,           Six Months Ended June 30,
                                                1997             1996                  1997             1996
Revenue:
    Hotel operations:
         AmeriHost Inn hotels              $     3,377,893  $     2,187,659       $    5,774,459   $    3,493,797
         Other hotels                            4,900,725        5,765,426            8,932,759       10,042,784
    Development and construction                 2,309,358        8,211,296            8,443,100       12,191,098
    Management services                            767,736          694,148            1,372,379        1,183,830
    Employee leasing                             3,233,526        2,959,210            6,135,831        5,550,799
                                                14,589,238       19,817,739           30,658,528       32,462,308
Operating costs and expenses:
    Hotel operations:
         AmeriHost Inn hotels                    2,107,253        1,176,762            3,969,807        2,062,528
         Other hotels                            3,366,595        3,816,470            7,049,452        7,669,555
    Development and construction                 2,288,743        7,197,907            7,464,213       10,311,585
    Management services                            517,613          496,384              930,003          869,035
    Employee leasing                             3,145,727        2,875,830            5,977,338        5,401,739
                                                11,425,931       15,563,353           25,390,813       26,314,442

                                                 3,163,307        4,254,386            5,267,715        6,147,866

    Depreciation and amortization                1,085,631          856,357            2,241,924        1,659,172
    Leasehold rents - hotels                       529,958          518,172            1,064,590          964,302
    Corporate general and administrative           487,049          521,994            1,069,199        1,006,646

Operating income                                 1,060,669        2,357,863              892,002        2,517,746

Other income (expense):
    Interest expense                              (877,385)        (619,124)          (1,687,392)      (1,284,298)
    Interest income                                205,251          161,276              340,700          315,635
    Other income (expense)                          32,274           15,077               36,084           56,986
    Gain on sale of property                         -              404,256            1,744,599          404,256
    Contractual termination expenses                 -                -               (1,697,448)           -
    Equity in net income and losses
       of affiliates                                31,688          181,028             (209,413)          36,389

Income (loss) before minority
    interests and income taxes                     452,497        2,500,376             (580,868)       2,046,714

Minority interests in (income) loss
  of consolidated subsidiaries
  and partnerships                                 (59,659)        (161,794)              99,054           42,207

Income (loss) before income tax                    392,838        2,338,582             (481,814)       2,088,921

Income tax expense (benefit)                       161,000          959,000             (248,000)         857,000

Net income (loss)                           $      231,838   $    1,379,582       $     (233,814)  $    1,231,921

Earnings (loss) per share                 $           0.03 $           0.20     $          (0.05)$           0.18

                             See notes to consolidated financial statements.


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)



                                                                                  Six months ended
                                                                                       June 30,
                                                                           1997                    1996

Cash flows from operating activities:

    Cash received from customers                                       $    32,767,188         $    28,223,649
    Cash paid to suppliers and employees                                   (28,567,741)            (22,704,610)
    Interest received                                                          283,601                  93,950
    Interest paid                                                           (1,677,367)             (1,246,185)
    Income taxes paid                                                         (338,902)               (318,979)

Net cash provided by operating activities                                    2,466,779               4,047,825

Cash flows from investing activities:

    Distributions from affiliates                                              101,850                 259,800
    Purchase of property and equipment                                     (17,282,611)             (3,937,049)
    Purchase of investments                                                       (100)               (350,200)
    Increase in notes receivable                                            (3,319,251)             (2,537,964)
    Collections on notes receivable                                          1,698,233               1,633,652
    Pre-opening and management contract costs                                 (230,508)               (292,968)
    Proceeds from sales of property                                          3,390,576                 524,377
    Acquisition of leasehold interest                                            -                     (94,000)
    Contractual termination costs                                           (1,551,650)                  -

Net cash used in investing activities                                      (17,193,461)             (4,794,352)

Cash flows from financing activities:

    Proceeds from issuance of long-term debt                                11,223,467               3,339,047
    Principal payments of long-term debt                                    (1,837,020)               (871,292)
    Proceeds from exercise of common stock options                             789,075                   -
    Proceeds from line-of-credit                                             9,011,144               5,045,931
    Payments on line-of-credit                                              (4,600,000)             (5,631,164)
    Decrease in minority interests                                             (90,518)                (26,518)
    Increase in deferred offering costs                                          -                     (74,456)
    Proceeds from issuance of common stock                                       -                     202,969

Net cash provided from financing activities                                 14,496,148               1,984,517

Net increase (decrease) in cash                                               (230,534)              1,237,990

Cash and cash equivalents, beginning of period                               3,029,039               1,371,278

Cash and cash equivalents, end of period                                $    2,798,505          $    2,609,268

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                                      $      (233,814)       $      1,231,921

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

    Depreciation and amortization                                            2,241,924               1,659,172
    Equity in net loss (income) of affiliates and
         amortization of deferred income                                       227,568                 (19,931)
    Minority interests in net income of subsidiaries                           (99,054)                (42,207)
    Amortization of deferred interest and loan discount                         19,879                  19,880
    Increase in deferred income                                                166,260                  63,542
    Gain on sale of property                                                (1,744,599)               (404,256)
    Increase in deferred tax asset                                             (50,000)                  -
    Contractual termination costs                                            1,697,448                   -
    Compensation paid through issuance of common stock and
         common stock options                                                  350,365                  29,676

    Changes in assets and liabilities:

         Decrease (increase) in accounts receivable                          2,062,284                 (17,470)
         Increase in interest receivable                                       (54,282)               (218,869)
         Increase in prepaid expenses and other
            current assets                                                    (156,997)                (72,611)
         Increase in costs and estimated earnings in excess
            of billings on uncompleted contracts                              (174,122)             (4,358,065)
         Increase in other assets                                             (612,856)               (130,454)
         (Increase) decrease in refundable income taxes                       (536,902)                230,530

         (Decrease) increase in accounts payable                              (820,282)              5,275,213
         Increase in accrued expenses and other
            current liabilities                                                196,630                 478,846
         Increase in accrued income taxes                                        -                     307,491
         (Decrease) increase in accrued interest                               (12,671)                 15,417

Net cash provided by operating activities                               $    2,466,779        $      4,047,825


                 See notes to consolidated financial statements.


1.   BASIS OF PREPARATION:

  The financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Amerihost Properties, Inc. and subsidiaries as of June 30, 1997 and December 31, 1996 and the results of its operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K. Certain reclassifications have been made to the 1996 financial statements in order to conform with the 1997 presentation.

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

  The income tax expense (benefit) for the three and six months ended June 30, 1997 and 1996 was based on the Company's estimate of the effective tax rate expected to be applicable for the full year. A $50,000 reduction in the deferred tax asset reserve was made during the six months ended June 30, 1997. The Company expects the effective tax rate to approximate the Federal and state statutory rates.

4.   EARNINGS (LOSS) PER SHARE:

  Earnings (loss) per share of common stock is computed by dividing adjusted net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. The weighted average number of shares used in the computations were 7,209,637 and 7,098,599 for the three and six months ended June 30, 1997, and 6,764,415 and 6,695,726 for the three and six months ended June 30, 1996, respectively.

5.   SUPPLEMENTAL CASH FLOW DATA:

  The following represents the supplemental schedule of noncash investing and financing activities for the six months ended June 30, 1997 and 1996:

                                                        Six Months Ended
                                                                                     June 30,
                                                                            1997               1996

      Purchase of investments through issuance of
         common stock and decrease in notes and accrued
         interest receivable                                           $      -              $ 143,929

      Accrued contractual termination costs                               $ 145,798       $       -



6.  HOTEL LEASES:

    The Company, through its subsidiaries and consolidated partnerships, has leasehold interests in five hotels ranging from 61.5% to 100%, the operations of which are included in the Company's consolidated financial statements. All of these leases provide for an option to purchase the hotel. Some of the purchase prices are based upon a multiple of gross room revenues for the preceding twelve months and the others are based upon a fixed amount, typically with annual increases based upon the change in the consumer price index. At June 30, 1997, the aggregate purchase price for these five hotels was approximately $16,230,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is engaged in the development of AmeriHost Inn hotels, its proprietary brand, and the ownership, operation and management of AmeriHost Inn hotels and other mid-price hotels. As of June 30, 1997, there were 51 AmeriHost Inn hotels open, of which 19 were wholly-owned, two were majority-owned, 28 were minority-owned, and two were managed for unrelated third parties. A total of 25 AmeriHost Inn hotels were opened during the past twelve months, including two hotels which were converted from another brand affiliation. The Company intends to use the AmeriHost Inn brand when expanding its hotel operations segment. All of the hotels currently under construction will be AmeriHost Inn hotels. As of June 30, 1997, 15 AmeriHost Inn hotels were under construction, of which 11 will be wholly-owned, three will be minority-owned, and one will be owned by an unrelated third party. Same room revenues for all AmeriHost Inn hotels increased approximately 5.6% in the second quarter of 1997 compared to the second quarter of 1996, attributable to an increase of $2.83 in average daily rate and a 0.04% increase in occupancy. These results relate to the 24 AmeriHost Inn hotels that were operating for at least thirteen full months at June 30, 1997.

Revenues from hotel operations consist of the revenues from all hotels in which the Company has a 100% or controlling ownership or leasehold interest ("Consolidated" hotels). Investments in other entities in which the Company has a minority ownership interest are accounted for using the equity or cost method. As a result of the Company's focus on increasing the number of Consolidated hotels, the Company expects that revenues from the hotel operations segment will increase over time as a percentage of the Company's overall revenues. Development and construction revenues consist of one-time fees for new construction, acquisition and renovation activities performed by the Company for minority-owned hotels and unrelated third parties. The Company also receives revenue from management services provided to minority-owned hotels and unrelated third parties. Employee leasing revenues consist of revenues the Company receives for leasing its employees to minority-owned hotels and unrelated third parties. All revenues attributable to development, construction, management and employee leasing services with respect to Consolidated hotels have been eliminated in consolidation.

The results for the second quarter and first six months of 1997 were consistent with the Company's primary objective of increasing the number of wholly-owned, Consolidated AmeriHost Inn hotels. Due to the Company's focus on developing and constructing a significant number of Consolidated AmeriHost Inn hotels during the second quarter and first six months of 1997, the Company recognized lower revenues and profits from the development and construction of hotels for minority-owned and unrelated third parties during these periods. In addition, the Company disposed of several non-AmeriHost Inn hotels during the past twelve months, as part of the Company's plan to invest all available resources into the AmeriHost Inn hotel brand. Although this strategy has a short-term negative impact on revenues and earnings, the Company believes that the long-term benefits will be substantial.

Revenues from AmeriHost Inn hotels increased 54.4% to $3.4 million in the second quarter of 1997, from revenues of $2.2 million in the second quarter of 1996, due to the addition of 10 Consolidated AmeriHost Inn hotels during the past twelve months and an increase in same room revenues. Revenues from the hotel management and employee leasing segments increased by 9.5% in total during the second quarter due primarily to the increase in same room revenues and the net addition of nine minority-owned hotels. These increases were offset by a decrease in non-AmeriHost Inn hotel revenues as a result of the disposition of four hotels during the past twelve months and a decrease in hotel development and construction revenue from joint ventures, resulting in a decrease in total revenues of 26.4% to $14.6 million during the three months ended June 30, 1997, from $19.8 million during the three months ended June 30, 1996. Revenues from the first six months of 1997 followed a similar trend, with revenues from AmeriHost Inn hotels increasing 65.3% to $5.8 million from $3.5 million during the first six months of 1996, and revenues from hotel management and employee leasing increasing by 11.5% in total during the first six months of 1997 compared to 1996. These increases were also offset by the decreases in non-AmeriHost Inn hotel revenue as well as hotel development and construction revenue, resulting in a decrease in total revenues of 5.6% to $30.7 million during the six months ended June 30, 1997, from $32.5 million during the six months ended June 30, 1996. Net income was also impacted by the disposition of non-AmeriHost Inn hotels and the lower hotel development and construction activity for minority-owned and unaffiliated entities. In addition, a significant number of Consolidated AmeriHost Inn hotels opened during the last twelve months. These hotels generally were operating in the first six months of 1997 during their initial stabilization period, when revenues are typically lower. Net income for the second quarter decreased to $231,838, or $0.03 per share in 1997, from $1.4 million, or $0.20 per share in 1996. Excluding the gain on the sale of excess land in the amount of $180,076, net of minority interest and income taxes, earnings per share was $0.18 for the second quarter of 1996. Net loss was ($233,814), or ($0.05) per share, for the six months ended June 30, 1997, compared to net income of $1.2 million, or $0.18 per share, for the six months ended June 30, 1996. The Company sold two Consolidated hotels during the first quarter of 1997, resulting in a total gain, net of minority interests, of $1.7 million. These gains were offset by a non-recurring charge of $1.7 million from the termination of a consulting agreement with Urban 2000 Corp. (a company owned by the Company's Chairman of the Board and a former officer/director) and the departure of an officer/director. Excluding the gains from property sales and the non-recurring charge, earnings (loss) per share was ($0.05) and $0.16 for the six months ended June 30, 1997 and 1996, respectively.

The Company uses EBITDA as a supplemental performance measure along with net income to report its operating results. EBITDA is defined as net income, adjusted to eliminate the impact of (i) interest expense; (ii) interest and other income; (iii) leasehold rents for hotels, which the Company considers to be financing costs similar to interest; (iv) income tax expense (benefit), (v) depreciation and amortization; (vi) gains or losses from property transactions; and (vii) non-recurring charges. EBITDA should not be considered as an alternative to net income or cash flows from operating activities as a measure of liquidity. EBITDA decreased 31.2% and 22.3% to $2.6 million and $4.1 million during the three and six months ended June 30, 1997, respectively, from $3.9 million and $5.3 million during the three and six months ended June 30, 1996.
An EBITDA schedule is included herein.

The Company has retained an investment banking firm to review strategic alternatives for the Company. During the second quarter of 1997, the Company and its joint venture partners had postponed the development of additional hotels which were expected to begin construction during the second quarter. Instead, the Company focused on the development of several wholly-owned AmeriHost Inn hotels. Consequently, the Company realized lower levels of revenues and profits in the second quarter of 1997 from the development and construction of hotels for minority-owned entities. The Company intends to increase its hotel development activity for joint ventures during the second half of 1997.

Amerihost had an ownership interest in 68 hotels at June 30, 1997 versus 53 hotels at June 30, 1996 (excluding hotels under construction). This increased ownership was achieved primarily through the development of AmeriHost Inn hotels for the Company's own account and for minority-owned entities. These figures include a net increase of five Consolidated hotels, from 25 at June 30, 1996 to 30 at June 30, 1997.


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1996

Revenues decreased 26.4% and 5.6% to $14.6 million and $30.7 million during the three and six months ended June 30, 1997, respectively, from revenues of $19.8 million and $32.5 million during the three and six months ended June 30, 1996. Increases in revenues from the Consolidated AmeriHost Inn hotels, the hotel management segment and the employee leasing segment were more than offset by decreases in the hotel development and construction segment and the non-AmeriHost Inn hotel operations segment.

Hotel operations revenue increased 4.1% and 8.7% to $8.3 million and $14.7 million during the three and six months ended June 30, 1997, respectively, from $8.0 million and $13.5 million during the three and six months ended June 30, 1996. This increase was attributable primarily to the net addition of five Consolidated hotels to the hotel operations segment from July 1, 1996 through June 30, 1997, and an increase in same room revenues. The Company opened seven newly constructed Consolidated AmeriHost Inn hotels during this twelve month period, and acquired additional ownership interests in three hotels causing them to become Consolidated hotels. These ten additions were offset by the sale of three non-AmeriHost Inn Consolidated hotels and the lease termination of two non-AmeriHost Inn Consolidated hotels during this same period. The hotel operations segment included the operations of 30 Consolidated hotels comprising 2,469 rooms at June 30, 1997, compared to 25 Consolidated hotels comprising 2,570 rooms at June 30, 1996. After considering the Company's ownership interest in the majority-owned Consolidated hotels, this translates to 2,249 and 2,197 equivalent owned rooms as of June 30, 1997 and 1996, respectively, or an increase of 2.4%.

Hotel development revenue decreased 71.9% and 30.7% to $2.3 million and $8.4 million during the three and six months ended June 30, 1997, respectively, from $8.2 million and $12.2 million during the three and six months ended June 30, 1996. The decrease was due to the decrease in hotel development and construction activity performed for unrelated entities or entities in which the Company holds a minority ownership interest. The Company was constructing eight and ten hotels for minority-owned entities or unrelated third parties during the second quarter and first six months of 1997, respectively, including six hotels which opened during the first six months of 1997, compared to fourteen and sixteen hotels during the three and six months ended June 30, 1996. The Company also had several additional projects in various stages of pre-construction development during both six month periods.

Hotel management revenue increased 10.6% and 15.9% to $767,736 and $1.4 million during the three and six months ended June 30, 1997, respectively, from $694,148 and $1.2 million during the three and six months ended June 30, 1996. The number of hotels managed for third parties and minority-owned entities increased from 39 hotels, representing 3,620 rooms, at June 30, 1996 to 48 hotels, representing 3,963 rooms, at June 30, 1997. The addition of management contracts for 16 newly constructed hotels (982 rooms) was partially offset by the termination of three management contracts (366 rooms) with minority-owned entities as a result of the sale of the hotel, the termination of three management contracts (173 rooms) with minority-owned hotels which became Consolidated hotels due to the Company acquiring additional ownership interests, and the termination of one management contract with an unrelated third party. Management fee revenues were also impacted in the first quarters of 1997 and 1996 by newly constructed hotels operating during their initial stabilization period when revenues are typically lower. The management contracts terminated, all of which were for hotels other than the AmeriHost Inn brand, were typically for larger hotels compared to the 16 hotels added during the twelve months ended June 30, 1997. The Company does not recognize management fee revenue from Consolidated hotels.

Employee leasing revenue increased 9.3% and 10.5% to $3.2 million and $6.1 million during the three and six months ended June 30, 1997, respectively, from $3.0 million and $5.6 million during the three and six months ended June 30, 1996, due primarily to the addition of hotels managed for minority-owned entities as described above, and the associated increase in payroll costs which is the basis for the employee leasing revenue.

Total operating costs and expenses decreased 26.6% and 3.5% to $11.4 million (78.3% of total revenues) and $25.4 million (82.8% of total revenues) during the three and six months ended June 30, 1997, respectively, from $15.6 million (78.5% of total revenues) and $26.3 million (81.1% of total revenues) during the three and six months ended June 30, 1996. Operating costs and expenses in the hotel operations segment increased 9.6% and 13.2% to $5.5 million and $11.0 million during the three and six months ended June 30, 1997, respectively, from $5.0 million and $9.7 million during the three and six months ended June 30, 1996. These increases resulted primarily from the net addition of five Consolidated hotels to this segment and are directly related to the 4.1% and 8.7% increases in segment revenue during the three and six months ended June 30, 1997, respectively. Hotel operations segment operating costs and expenses as a percentage of segment revenue increased to 66.1% and 74.9% during the three and six months ended June 30, 1997, respectively, from 62.8% and 71.9% during the three and six months ended June 30, 1996, due primarily to a greater number of hotels in the first six months of 1997 operating during their initial stabilization period, when revenues are typically lower.

Operating costs and expenses for the hotel development segment decreased 68.2% and 27.6% to $2.3 million and $7.5 million during the three and six months ended June 30, 1997, respectively, from $7.2 million and $10.3 million during the three and six months ended June 30, 1996, consistent with the 71.9% and 30.7% decrease in hotel development revenues for the three and six months ended June 30, 1997. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased to 99.1% and 88.4% during the three and six months ended June 30, 1997, respectively, from 87.7% and 84.6% during the three and six months ended June 30, 1996. The second quarter and first six months of 1997 consisted primarily of construction activity which has high operating costs in relation to the revenue recognized. The second quarter and first six months of 1996 also consisted of a significant level of construction activity, however also included a greater level of development activity which has lower operating costs in relation to the revenue recognized. In addition, the periods in 1996 included contracts whereby the Company acted as construction manager, recognizing operating costs which were significantly lower in relation to the revenue recognized. Hotel management segment operating costs and expenses increased 4.3% and 7.0% to $517,613 and $930,003 during the three and six months ended June 30, 1997, respectively, from $496,384 and $869,035 during the three and six months ended June 30, 1996. These increases are consistent with the 10.6% and 15.9% increases in segment revenues for the three and six months ended June 30, 1997, respectively, with the first six months of 1997 being partially offset by the termination in the first quarter of 1997 of certain contractual payments which had been made to co-managers. Employee leasing operating costs and expenses increased 9.4% and 10.7% to $3.1 million and $6.0 million during the three and six months ended June 30, 1997, respectively, from $2.9 million and $5.4 million during the three and six months ended June 30, 1996, which are consistent with the 9.3% and 10.5% increases in segment revenue for the three and six months ended June 30, 1997, respectively.

Depreciation and amortization expense increased 26.8% and 35.1% to $1.1 million and $2.2 million during the three and six months ended June 30, 1997, respectively, from $856,357 and $1.7 million during the three and six months ended June 30, 1996. These increases were primarily attributable to the net addition of five Consolidated hotels to the hotel operations segment and the resulting depreciation and amortization therefrom.

Leasehold rents - hotels increased 2.3% and 10.4% to $529,958 and $1.1 million during the three and six months ended June 30, 1997, respectively, from $518,172 and $964,302 during the three and six months ended June 30, 1996. The increases during the second quarter and first six months of 1997 compared to the same periods in 1996 were primarily due to the increase in percentage rents for certain hotels which are based on the hotel's operating revenues, partially offset by the sale of a leased Consolidated Hotel and the termination of the lease for another Consolidated Hotel in the first quarter of 1997.

Corporate general and administrative expense decreased 6.7% to $487,049 during the three months ended June 30, 1997, from $521,994 during the three months ended June 30, 1996. Corporate general and administrative expense increased 6.2% to $1.1 million during the first six months of 1997, from $1.0 million during the first six months of 1996. The fluctuations were primarily due to the Company's overall growth, operational efficiencies and the allocation of costs associated with hotel development activity.

The Company's operating income decreased 55.0% and 64.6% to $1.1 million and $892,002 during the three and six months ended June 30, 1997, respectively, from $2.4 million and $2.5 million during the three and six months ended June 30, 1996. The following discussion of operating income by segment is exclusive of any corporate overhead cost allocation. Operating income from the AmeriHost Inn hotels increased 4.8% to $785,140 during the three months ended June 30, 1997 from $748,997 during the three months ended June 30, 1996, resulting primarily from the addition of Consolidated AmeriHost Inn hotels to the segment and an increase in same room revenues. The increased impact of seasonality in the first quarter of 1997 associated with a greater number of Consolidated AmeriHost Inn hotels and the impact of the significant number of Consolidated AmeriHost Inn hotels operating in the first six months of 1997 during their initial stabilization period resulted in a 6.1% decrease in operating income from the AmeriHost Inn hotels to $921,494 during the six months ended June 30, 1997 from $981,351 during the six months ended June 30, 1996. Operating income from the hotel development segment decreased 99.7% and 48.9% to $2,559 and $942,772 during the three and six months ended June 30, 1997, respectively, from $996,262 and $1.8 million during the three and six months ended June 30, 1996. The decrease in hotel development operating income was due to the decrease in hotels developed and constructed for third parties and minority-owned entities during the second quarter of 1997, which more than offset the increase realized in the first quarter of 1997. Operating income from the hotel management segment increased 19.9% and 40.9% to $163,237 and $278,251 during the three and six months ended June 30, 1997, respectively, from $136,163 and $197,542 during the three and six months ended June 30, 1996. This increase was due primarily to the net addition of nine hotel management contracts with minority-owned and unaffiliated entities during the twelve month period ended June 30, 1997. Employee leasing operating income increased 6.2% and 7.4% to $86,899 and $156,693 during the three and six months ended June 30, 1997, respectively, from $81,805 and $145,910 during the three and six months ended June 30, 1996, due to the increase in employee leasing agreements with minority-owned entities.

Interest expense increased 41.7% and 31.4% to $877,385 and $1.7 million during the three and six months ended June 30, 1997, respectively, from $619,124 and $1.3 million during the three and six months ended June 30, 1996. This increase was primarily attributable to the additional mortgage financing of newly constructed Consolidated AmeriHost Inn hotels.

The Company's share of equity in income (loss) of affiliates decreased 82.5% to $31,688 during the three months ended June 30, 1997, from $181,028 during the three months ended June 30, 1996. Equity in income (loss) of affiliates decreased to ($209,413) during the six months ended June 30, 1997 from $36,389 during the first six months of 1996. The decreases in equity of affiliates during the three and six month periods were primarily due to the significant number of newly constructed minority-owned hotels which were operating during their initial stabilization period, when revenues are typically lower, the increasing impact of seasonality as the number of minority-owned hotels increases and the sale of a minority-owned hotel during the second quarter of 1996. Distributions from affiliates were $101,850 during the first six months of 1997 compared to $259,800 during the first six months of 1996.



LIQUIDITY AND CAPITAL RESOURCES

The Company has four main sources of cash from operating activities: (i) revenues from hotel operations; (ii) fees from development, construction and renovation projects; (iii) fees from management contracts; and (iv) fees from employee leasing services. Cash from hotel operations is typically received at the time the guest checks out of the hotel. A portion of the Company's hotel operations revenues is generated through other businesses and contracts and is usually paid within 30 to 45 days from billing. Fees from development, construction and renovation projects are typically received within 15 to 45 days from billing. Due to the procedures in place for processing its construction draws, the Company typically does not pay its contractors until the Company receives its draw from the equity or lending source. Management fee revenues typically are received by the Company within five working days from the end of each month. Cash from the Company's employee leasing segment typically is received 24 to 48 hours prior to the pay date.

During the first six months of 1997, the Company received cash from operations of $2.5 million, compared to $4.0 million during the first six months of 1996, or a decrease in cash received from operations of $1.6 million. The decrease in cash flow from operations during the first six months of 1997, when compared to 1996, can be attributed to a significant decrease in hotel development and construction activity for minority-owned entities. In addition, the decrease can also be attributed to the increasing impact of seasonality and the significant number of hotels operating during their initial stabilization period as the number of Consolidated hotels increased from 25 hotels at June 30, 1996 to 30 hotels at June 30, 1997.

The Company invests cash in three principal areas: (i) the purchase of property and equipment through the construction and renovation of Consolidated hotels;
(ii) the purchase of equity interests in hotels; and (iii) the making of loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. During the first six months of 1997, the Company used $17.2 million in investing activities compared to $4.8 million in the first six months of 1996. During the first six months of 1997, the Company used $17.3 million to purchase property and equipment for Consolidated AmeriHost Inn hotels, used $1.6 million for the termination of certain contractual agreements, used $1.6 million for loans, net of loan collections, and received $3.4 million from the sale of hotels. During the first six months of 1996, the Company used cash primarily for the purchase of $3.9 million in property and equipment for Consolidated hotels, used $350,200 for the purchase of minority equity interests in hotels, used $904,312 for loans, net of repayments from minority-owned hotels, and received $524,377 from the sale of excess land. In addition, the Company received distributions from investments in minority-owned hotels of $101,850 during the first six months of 1997, compared to $259,800 during the first six months of 1996.

Cash received from financing activities was $14.5 million during the first six months of 1997 compared to $2.0 million during the first six months of 1996. In 1997, the primary factors were proceeds of $9.4 million from the mortgage financing of Consolidated hotels, net of principal repayments, net proceeds of $789,075 from the exercise of common stock purchase options, and net proceeds of $4.4 million from the Company's operating line-of-credit. In 1996, the contributing factors were proceeds of $2.5 million from the mortgage financing of Consolidated hotels, net of principal repayments, and net repayments of $585,233 on the Company's operating line-of-credit.

At June 30, 1997, the Company had $6.1 million outstanding under its operating line-of-credit. The Company's line-of-credit was renewed and increased to $10.0 million effective May 1, 1997. The operating line-of-credit (i) is collateralized by a security interest in certain of the Company's assets, including its interest in various joint ventures; (ii) bears interest at an annual rate equal to the lending bank's base rate plus 1/2% (with a minimum interest rate of 7.5%); and (iii) matures May 1, 1998. At June 30, 1997, the Company also had outstanding $2.25 million of its 7% Subordinated Notes which are unsecured obligations due October 9, 1999 and which pay interest quarterly. Pursuant to the terms of the 7% Subordinated Notes, no dividends may be paid on any capital stock of the Company until the 7% Subordinated Notes have been paid in full. At the Company's sole discretion, the 7% Subordinated Notes may be prepaid at any time without prepayment penalty.

The Company expects cash from operations to be sufficient to pay all operating and interest expenses in 1997.

SEASONALITY

The lodging industry, in general, is seasonal by nature. The Company's hotel revenues are generally greater in the second and third calendar quarters than in the first and fourth quarters due to weather conditions in the markets in which the Company's hotels are located, as well as general business and leisure travel trends. This seasonality can be expected to continue to cause quarterly fluctuations in the Company's revenues, and is expected to have a greater impact as the number of Consolidated hotels increases. Quarterly earnings may also be adversely affected by events beyond the Company's control such as extreme weather conditions, economic factors and other general factors affecting travel. In addition, hotel construction is seasonal, depending upon the geographic location of the construction projects. Construction activity in the Midwest may be slower in the first and fourth calendar quarters due to weather conditions.

INFLATION

Management does not believe that inflation has had, or is expected to have, any significant adverse impact on the Company's financial condition or results of operations for the periods presented.

IMPACT OF NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." The new standard simplifies the methods for computing earnings per share and requires the presentation of two new amounts, basic and diluted earnings per share. When the Company adopts SFAS No. 128, it expects to report the following restated amounts for the three and six months ended June 30:

                                       Three months ended                 Six months ended
                                        1997           1996               1997           1996

         Basic                      $      0.04    $      0.23       $      (0.04)   $      0.21
         Diluted                    $      0.03    $      0.20       $      (0.05)   $      0.18



PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's hotels under construction and the operation of AmeriHost Inn hotels are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as the introduction of new hotels or renovation of existing hotels in the same markets; changes in travel patterns which could affect demand for the Company's hotels; changes in development and operating costs, including labor, construction, land, equipment, and capital costs; general business and economic conditions; and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   SCHEDULE OF EARNINGS BEFORE INTEREST/RENT,
                       TAXES AND DEPRECIATION/AMORTIZATION
                                   (UNAUDITED)





                                               Three Months Ended June 30,          Six Months Ended June 30,
                                                 1997             1996                1997             1996

Revenue                                       $  14,589,238    $  19,817,739       $  30,658,528    $  32,462,308


Operating costs and expenses                     11,425,931       15,563,353          25,390,813       26,314,442

                                                  3,163,307        4,254,386           5,267,715        6,147,866


Corporate general and administrative               (487,049)        (521,994)         (1,069,199)      (1,006,646)
Equity in net income and losses
   of affiliates                                     31,688          181,028            (209,413)          36,389


Earnings before minority interests                2,707,946        3,913,420           3,989,103        5,177,609


Minority interests in earnings of
   consolidated subsidiaries and
   partnerships, excluding minority
   interest in gain on sale of property             (59,659)         (62,751)            145,655          141,250


Earnings before interest/rent, taxes
  and depreciation/amortization                $  2,648,287     $  3,850,669        $  4,134,758     $  5,318,859


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




                             AMERIHOST PROPERTIES, INC.
                                   Registrant



Date:  August 12, 1997
              By:  /s/ Russell J. Cerqua
                   Russell J. Cerqua
                   Treasurer/Executive Vice President, Finance



              By:  /s/ James B. Dale
                   James B. Dale
                   Vice President, Finance/Corporate Controller