Form 10-K405/A
period 1996-12-31
AMERIHOST PROPERTIES INC
filed 1997-09-19
CIK 778423

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-K/A

           [x]      Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1996
                                       OR
           [ ]      Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

                          Commission File No.  0-15291

                           AMERIHOST PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                         36-3312434
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

     2400 EAST DEVON AVE., SUITE 280, DES PLAINES, ILLINOIS      60018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   _   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   _

While it is difficult to determine the number of shares owned by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission), the registrant estimates that the aggregate market value of the registrant's Common Stock held by non-affiliates on March 24, 1997 (based upon an estimate that 86% of the shares are so owned by non-affiliates and upon the closing price of the Common Stock of $7.8) was $39,981,752.

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

The following is a list of hotel properties under the Company's management at December 31, 1996 by state:


                                                                                                     DATE COMPANY
                                                                                                      OPERATIONS
STATE    HOTEL                                     ROOMS            BEGAN

Florida
         Hampton Inn Ft. Myers (1)                 123              09/30/92

Georgia
         AmeriHost Inn Eagles Landing,
           Stockbridge (1)                         60               08/08/95
         AmeriHost Inn LaGrange (1)                59               03/01/95
         AmeriHost Inn Smyrna (1)                  60               01/08/96
         Days Inn Northwest, Atlanta               107              11/01/91
         Days Inn Peachtree, Atlanta               142              11/01/91
         Days Inn Dalton                           152              11/01/91
         Days Inn Jekyll Island                    162              11/01/91
         Jekyll Estates Inn, Jekyll Island         37               11/01/91
                                                   779

Illinois
         AmeriHost Inn Harvard (1)                 60               07/01/96
         AmeriHost Inn Jacksonville (1)            60               06/14/96
         AmeriHost Inn Macomb (1)                  60               05/19/98
         AmeriHost Inn Players Riverboat Hotel,
           Metropolis (1)                          120              02/25/94
         AmeriHost Inn Sycamore (1)                60               05/31/96
         AmeriHost Inn Tuscola (1)                 59               08/17/94
         Days Inn Elgin (1)(3)                     96               12/16/93
         Days Inn Melrose Park (1)                 123              07/01/88
         Days Inn Niles (1)                        153              01/01/90
         Days Inn O'Hare South, Schiller Park (1)  145              04/01/89
         Days Inn Shorewood (1)                    182              10/01/89
         Palwaukee Motor Inn, Wheeling             138              04/21/95
                                                   1,256

Indiana
         AmeriHost Inn Hammond (1)                 86               03/29/96
         AmeriHost Inn Muncie                      60               04/07/95
         AmeriHost Inn Plainfield (1)(2)           60               09/01/92
         Days Inn Cloverdale (1)(2)                60               11/04/88
         Days Inn Crawfordsville (1)(2)            60               01/30/89
         Days Inn Plainfield (1)(2)                64               05/01/90
         Days Inn Portage (1)                      120              04/01/91
         Days Inn Sullivan (1)                     60               08/14/87
         Ramada Inn Lafayette (1)                  145              02/02/94
                                                   715

Iowa
         AmeriHost Inn Waverly (1)                 60               08/28/96

Kentucky
         AmeriHost Inn Murray (1)                  60               11/01/96

Louisiana
         Days Inn Kenner, New Orleans              324              11/01/91

Michigan
         AmeriHost Inn Coopersville (1)            60               01/09/96
         AmeriHost Inn Grand Blanc (1)             60               07/17/96
         AmeriHost Inn Grand Rapids North,
           Walker (1)                              60               07/05/96
         AmeriHost Inn Muskegon, Norton Shores (1) 61               11/04/96
                                                   241

Mississippi
         AmeriHost Inn Batesville (1)              60               04/26/96
         Days Inn Vicksburg Landing (1)(2)         89               05/13/95
                                                   149

Ohio
         AmeriHost Inn Ashland (1)                 62               08/09/96
         AmeriHost Inn Athens (1)(2)               102              11/04/89
         AmeriHost Inn Jeffersonville North (1)(2) 60               07/20/96
         AmeriHost Inn Jeffersonville South (1)(2) 60               10/14/94
         AmeriHost Inn Kenton (1)(2)               60               08/02/96
         AmeriHost Inn Lancaster (1)(2)            60               09/04/92
         AmeriHost Inn Logan (1)(2)                60               04/16/93
         AmeriHost Inn Mansfield (1)               60               11/19/94
         AmeriHost Inn Marysville (1)(2)           79               06/01/90
         AmeriHost Inn Oxford                      61               02/01/91
         AmeriHost Inn Upper Sandusky (1)          60               04/12/95
         AmeriHost Inn Wooster East (1)            58               01/18/94
         AmeriHost Inn Wooster North (1)           60               10/21/95
         AmeriHost Inn Zanesville (1)(2)           60               07/30/96
         Days Inn Athens (1)(2)                    60               01/16/88
         Days Inn Akron/Kent, Brimfield (1)(2)     67               08/04/89
         Days Inn Dayton South (1)                 209              01/20/92
         Days Inn Findlay (1)(3)                   115              05/06/91
         Days Inn New Philadelphia (1)(2)          102              06/04/92
         Oakbrook Inn Middletown (1)               120              07/03/92
                                                   1,575

Oregon
         Wildhorse Resort Hotel, Pendleton (4)     100              03/23/96

Pennsylvania
         AmeriHost Inn Shippensburg (1)            60               08/09/96
         Holiday Inn Altoona (1)                   143              08/31/92
         Holiday Inn Oil City (1)                  106              12/02/92
                                                   309

Texas
         AmeriHost Inn Allen (1)                   60               07/25/96

Vermont
         Holiday Inn White River Junction (1)(2)   140              06/24/93

West Virginia
         AmeriHost Inn New Martinsville (1)(2)     60               05/03/96
         AmeriHost Inn Mineral Wells (1)(2)        61               12/30/96
         AmeriHost Inn Parkersburg (1)(2)          79               06/26/95
                                                   200

Wisconsin
         AmeriHost Inn Green Bay (1)               60               10/12/96
         AmeriHost Inn Mosinee (1)                 53               04/30/93
         Menominee Casino-Bingo-Hotel, Keshena     100              09/14/94
         Oakbrook Inn Menomonee Falls (1)(3)       144              08/07/92
                                                   357

                 TOTAL ROOMS                       6,448
                 TOTAL PROPERTIES                  72

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

At December 31, 1996 approximately 20 of the Company's housekeeping employees (at the Company's Days Inn Melrose Park and Days Inn O'Hare South, Schiller
Park) were members of the Hotel, Motel, Club, Cafeteria, Restaurant Employees and Bartenders Union, Local 450 AFL-CIO, and were covered by collective bargaining agreements which were in place with such union until November 30, 1997. The Company sold its interests in the Days Inn O'Hare South, Schiller Park in July 1997. The Company expects to renew the collective bargaining agreement with regard to its approximately 10 housekeeping employees at its Days
Inn Melrose Park when such agreement expires.    To date, the Company has not
experienced any work stoppages or significant employee-related problems. The Company believes that its relationship with its union and other employees is good.

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

The Board of Directors has the authority to issue up to 100,000 shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any unissued shares of Preferred Stock, including without limitation, dividend rates, conversion rights, voting rights, redemption and sinking fund provisions, and liquidation provisions, and to fix the number of shares constituting any series and the designations of such series, without any further vote or action by the shareholders. The Board of Directors, without shareholder approval, may issue Preferred Stock with voting and conversion rights which could adversely affect the voting power of the holders of Common Stock. The issuance of Preferred Stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of Common Stock and could have the effect of delaying, deferring or preventing a change in control of the Company. The Company has no present plans to issue any Preferred Stock.


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


                         (in thousands, except per share data)
                                                   Fiscal Year Ended December 31,
                                           1996                     1995             1994             1993             1992
STATEMENT OF OPERATIONS DATA:
  Revenue                                  $       68,342   $       51,962   $       43,347   $       34,274   $       29,411
  Operating costs and expenses                     54,360           41,317           37,076           30,389           25,445
  Depreciation and amortization expense             3,479            2,268            1,141              928              421
  Leasehold rents - hotels                          2,122            1,976            1,661            1,652            1,149
  Corporate general and administrative              1,928            2,111            2,013            1,783            1,399

  Operating income (loss)                           6,453            4,290           1,456              (478)             997

  Interest expense, net                             2,142            1,195             427               596              220

  Net income (loss)                        $        3,395   $        2,138   $         571    $         (761)  $          511

  Earnings (loss) per share                $         0.50   $         0.35   $        0.10    $         0.15)  $         0.22

  Weighted average shares outstanding(1)            6,729            6,125           5,624             5,038            2,347

BALANCE SHEET DATA:
  Total assets                             $       66,901   $       52,453   $       34,404   $       24,174   $       13,837
  Long-term debt, including current
    portion                                        34,339           25,014           13,542            6,408            6,012
  Working capital                                     953            1,854            4,182            5,048            3,329
  Shareholders' equity                             20,912           17,267           13,672           12,781            3,856

OTHER DATA:
  EBITDA (2)                               $       12,447   $        8,862   $       4,143    $        1,608   $        2,476
  Cash provided by operating activities             7,558            1,918           2,215               693            1,267
  Cash used in investing activities               (11,347)         (13,506)          (8,764)          (10,737)         (4,065)
  Cash provided by financing activities             5,447            9,933           7,690            10,651            3,735
  Capital expenditures                             14,049           12,539           7,872             8,292              296


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

   (2)    Earnings before interest/rent, taxes and depreciation/amortization
("EBITDA") is not defined by generally accepted accounting principles, however the Company believes it provides relevant information about its operations and is necessary for an understanding of the Company's operations, given its significant investment in real estate. EBITDA should not be considered as an alternative to operating income (as determined in accordance with GAAP) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.
EBITDA for 1996 when calculated to exclude a non-recurring charge for costs associated with a public offering of common stock which was not consummated would have been approximately $12.9 million. EBITDA for 1993 when calculated to exclude a non-cash debt acceleration charge of $485,411 relating to the prepayment of subordinated debt would have been approximately $2.1 million.


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

The Company uses EBITDA as a supplemental performance measure along with net income to report its operating results. EBITDA is defined as net income, adjusted to eliminate the impact of (i) interest expense; (ii) interest and other income; (iii) leasehold rents for hotels, which the Company considers to be financing costs similar to interest; (iv) income tax expense; (v) depreciation and amortization; and (vi) gains or losses from property transactions. This definition differs from the traditional EBITDA definition which does not include adjustments for extraordinary items, partners' equity in earnings and losses, gains or losses on property transactions and other non-recurring cash and non-cash charges. EBITDA should not be considered as an alternative to operating income (as determined in accordance with GAAP) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. EBITDA, as defined by the Company is included herein due to numerous requests by investors and analysts. Management believes that investors and analysts find it to be a useful tool for measuring the Company's ability to service debt. EBITDA increased 40.4% to a record $12.4 million in 1996 from $8.9 million in 1995, or an increase of $3.5 million. During 1996, 81.3% of EBITDA was generated by hotel operations and management activities, compared to 85.3% in 1995. After eliminating non-recurring charges, EBITDA increased 45.0% to a record $12.9 million in 1996 from $8.9 million in 1995, or an increase of $4.0 million.

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

Hotel operations revenue increased 57.9% to $24.4 million in 1995, compared to $15.4 million in 1994. This increase was attributable to the net addition of 10 Consolidated Hotels to the hotel operations segment during 1995, and a 2.4% increase in same room revenue realized by the Consolidated Hotels. The Company held a minority ownership position in five of these 10 hotels prior to these hotels becoming Consolidated Hotels in 1995 when additional ownership interests were acquired. The hotel operations segment included 24 Consolidated Hotels comprising 2,516 rooms at the end of 1995, compared to 14 Consolidated Hotels comprising 1,543 rooms at the end of 1994, or an increase of 63.1% in total rooms. Same room occupancy for all Consolidated Hotels increased 2.8% in 1995, while same room average daily rate increased $1.19, or 2.5%.

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

Hotel management and employee leasing revenues are recognized from hotels which are owned by unrelated third parties and entities in which the Company holds a minority ownership interest. While the number of Consolidated Hotels increased from 14 to 24, the number of hotels managed for third parties and minority owned entities decreased from 39 hotels at the end of 1994 to 34 hotels at the end of 1995. The addition of four management contracts in 1995 was offset by the loss of one management contract with an unaffiliated third party, three management contracts with minority-owned entities as a result of a hotel/investment sale or temporary closing during renovation, and the five minority-owned hotels which became Consolidated Hotels in 1995 due to the Company acquiring additional ownership interests in these hotels. The Company does not recognize management and employee leasing revenues from Consolidated Hotels. Hotel management revenues increased 11.0% from $2.7 million in 1994 to $3.0 million in 1995. The decrease resulting from the changes noted above, were more than offset by an increase in same room revenue for managed hotels and incentive management fees received in 1995 which were not present in 1994 from certain managed hotels. Employee leasing revenues, which are based on actual employee costs, decreased 6.2% from $13.2 million in 1994 to $12.4 million in 1995 as a result of the decrease in employee leasing contracts with minority-owned entities and an unaffiliated third party as noted above.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company has four main sources of cash from operating activities: (i) revenues from hotel operations; (ii) fees from development, construction and renovation projects; (iii) fees from management contracts; and (iv) fees from employee leasing services. Cash from hotel operations is typically received at the time the guest checks out of the hotel. Approximately 10% of the Company's hotel operations revenues is generally collected within 30 to 45 days from billing, pursuant to contracts or other arrangements. Typically, investments in hotels generate positive cash flow after a stabilization period ranging from 90 to 180 days depending upon the geographic location of the hotel and time of year the hotel is opened. Fees from development, construction and renovation projects are typically received within 15 to 45 days from billing. Due to the procedures in place for processing its construction draws, the Company typically does not pay its contractors until the Company receives its draw from the equity or lending source. The Company enters into agreements with contractors for the construction of Consolidated Hotels, including hotels under construction at December 31, 1996, after both the construction and long-term mortgage financing is in place. A significant portion of the notes receivable from affiliates is for construction advances which will be collected as the construction of the hotels progresses and the equity and debt financing becomes available to the affiliate through the draw process. Management fee revenues are typically received by the Company within five working days from the end of each month. Cash from the Company's employee leasing segment is typically received 24 to 48 hours prior to the employee pay date.

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

The Company invests cash in three principal areas: (i) the purchase of property and equipment through the construction and renovation of Consolidated Hotels;
(ii) the purchase of equity interests in hotels; and (iii) loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. During 1996, the Company used $11.3 million in investing activities compared to $13.5 million during 1995. During 1996, the Company used $14.0 million to purchase property and equipment for Consolidated Hotels, used $866,908 for the purchase of equity interests in hotels net of cash acquired, collected $637,891 from loans, net of advances, and received $1.8 million from the sale of assets. In 1995, the Company used cash primarily for the purchase of $12.5 million in property and equipment for Consolidated Hotels, used $258,676 for the purchase of equity interests in hotels net of cash acquired, and used $946,857 for loans, net of collections. In addition, the Company received distributions from investments in minority owned hotels of $1.8 million in 1996 compared to $505,410 in 1995.

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




EMPLOYMENT AGREEMENTS


     The Company's two executive officers, Michael P. Holtz, President and Chief Executive Officer, and Russell J. Cerqua, Secretary, Treasurer, Executive Vice President of Finance and Chief Financial Officer, provide services to the Company under the terms of employment agreements dated January 1, 1995 and amended February 4, 1997.


     Mr. Holtz's annual base cash compensation for 1997 was reduced to $325,000 from $425,000 pursuant to an amendment dated February 4, 1997. On April 22, 1997, Mr. Holtz exercised his option to renew his agreement for an additional three-year period ending December 31, 2000. On January 1, 1998, Mr. Holtz will be entitled to receive options to purchase a minimum of 364,100 shares of the Company's common stock at the market price on date of issuance under the Company's 1996 Omnibus Incentive Stock Plan, of which 110,000 will vest upon issuance, 121,000 will vest on January 1, 1999 and 133,100 will vest on January 1, 2000. In December of each year, the Compensation Committee will determine
(i) a performance bonus to be paid for the then-current year and (ii) Mr. Holtz's base salary for the following year, which base salary will not be less than Mr. Holtz's then-existing base salary. In lieu of the 40,000 shares of common stock Mr. Holtz was to receive in April 1997 under the terms of his employment agreement, Mr. Holtz received non-qualified options to purchase 50,000 shares of the Company's common stock at an exercise price of $1.53. Under the terms of the amended employment agreement, all stock awards were eliminated.


     Mr. Cerqua's annual base cash compensation for 1997 was reduced to $165,000 from $175,000 pursuant to an amendment dated February 4, 1997. His agreement was extended for a two-year period ending December 31, 1999. On January 1, 1998, Mr. Cerqua will be entitled to receive options to purchase a minimum of 115,500 shares of the Company's common stock at the market price on date of issuance under the Company's 1996 Omnibus Incentive Stock Plan of which 55,000 will vest upon issuance and 60,500 will vest on January 1, 1999. In December of each year, the Compensation Committee will determine (i) a performance bonus to be paid for the then-current year and (ii) Mr. Cerqua's base salary for the following year, which base salary will not be less than Mr. Cerqua's then-existing base salary. In lieu of the 12,500 shares of common stock Mr. Cerqua was to receive in April 1997 under the terms of his employment agreement, Mr. Cerqua received non-qualified options to purchase 15,625 shares of the Company's common stock at an exercise price of $1.53. Under the terms of the amended employment agreement, all stock awards were eliminated.


     Each employment agreement entitles the executive officer to receive severance payments, equal to two years' compensation with regard to Mr. Holtz and one year's compensation with regard to Mr. Cerqua, if his employment is terminated by the Company without cause or if he elects to terminate such employment for a "good reason," including a change of control of the Company. For purposes of the employment agreements, a change of control means (i) any change in the Company's Board of Directors such that a majority of the Board of Directors is composed of members who were not members of the Board of Directors on the date the employment agreements were made or (ii) removal of the executive from membership on the Board of Directors by a vote of a majority of the shareholders of the Company or failure of the Board of Directors to nominate the executive for re-election to Board membership. Each executive officer is also entitled to severance payments, equal to one year's compensation with regard to Mr. Holtz and six month's compensation with regard to Mr. Cerqua, if he voluntarily terminates his employment with the Company for a reason other than a "good reason" and provides appropriate notice of such resignation.


     In January 1997, Mr. D'Onofrio resigned from his positions as Executive Vice President and a director of the Company. In connection therewith, Mr. D'Onofrio will continue to receive his 1997 salary through December 1997. In addition, Mr. D'Onofrio received a lump-sum payment of $195,000.



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


Due to this default by Grand, in November 1994, the Company notified Grand of its intention to take the 165,784 shares of Common Stock in lieu of the Original Note and related receivables. In December 1994, and prior to the Company's taking possession of such shares, Messrs. Holtz and Cerqua executed notes in the amounts of $756,292 and $200,000, respectively, to the Company for the purchase of the Original Note and related receivables and the 165,784 shares of the Common Stock held as collateral on the Original Note. Following the purchase, each of Messrs. Holtz and Cerqua pledged as collateral for the Officer Notes the shares of Common Stock received upon the purchase of the Original Note together with additional shares of the Company's Common Stock which each individually owned. As originally drafted, the Officer Notes provided for annual payments of interest at 8% per annum commencing on December 31, 1995, with the principal balance due December 31, 1997, and were collateralized by an aggregate of 273,369 shares of the Company's Common Stock. The Company and Messrs. Holtz and Cerqua have amended the terms of the Officer Notes to provide that the annual payments of interest shall be payable commencing August 1, 1997. Messrs. Holtz and Cerqua each have the option to pay interest and principal with shares of the Company's Common Stock, with the shares tendered being valued at the fair market value at time of payment. The Officer Notes receivable have been classified as a reduction of shareholders' equity on the Company's Consolidated Financial Statements.

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


     (a)(1)   Financial Statements:


           Report of Independent Certified Public Accountants         F-1


           Consolidated Balance Sheets at December 31, 1996
            and 1995                                                  F-2


           Consolidated Statements of Income for the years
            ended December 31, 1996, 1995 and 1994                    F-4


           Consolidated Statements of Shareholders' Equity
            for the years ended December 31, 1996, 1995 and 1994      F-5


           Consolidated Statements of Cash Flows for the years
            ended December 31, 1996, 1995 and 1994                    F-6


           Notes to Consolidated Financial Statements                 F-8


     (a)(2)   Financial Statement Schedules:


No financial statement schedules are submitted as part of this report because they are not applicable or are not required under regulation S-X or because they required information is included in the financial statements or notes thereto.


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




The following exhibits were included in the Registrant's Proxy Statement for Annual Meeting of Shareholders filed on July 25, 1996, and are incorporated by reference herein:


     Exhibit No.              Description


     10.2      1996 Omnibus Incentive Stock Plan (Annex A)
     10.3      1996 Stock Option Plan for Nonemployee Directors (Annex B)




The following exhibits were included in the Registrant's Report on Form 10-K dated March 24, 1997, and are incorporated by reference herein:


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

The following exhibits are included in this Report on Form 10-K/A dated September 19, 1997:


     Exhibit No.              Description


     23.1      Consent of BDO Seidman, LLP


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

          September 19, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/s/ H. Andrew Torchia                         /s/ Michael P. Holtz

H. Andrew Torchia, Director                 Michael P. Holtz, Director
September 19, 1997                           September 19, 1997




/s/ Russell J. Cerqua                       /s/ Reno J. Bernardo

Russell J. Cerqua, Director                Reno J. Bernardo, Director
September 19, 1997                         September 19, 1997



/s/ Salomon J. Dayan                          /s/ Richard A. Chaifetz

Salomon J. Dayan, Director                  Richard A. Chaifetz
September 19, 1997                          September 19, 1997








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

Revenue (NOTE 10):
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




                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994






                                                                                           Stock
                                                                                         subscrip-
                                 Common stock      Additional                             tions             Total
                                                    paid-in       Retained Earnings       and notes     shareholders'
                            Shares       Amount     capital         (Deficit)             receivable      equity

BALANCE AT JANUARY 1, 1994

                          5,475,704    $  27,379   $  15,179,959    $  (999,710)     $  (1,426,875)   $  12,780,753


  Authorized shares
    issued for compensa-
    tion and investment      94,309          471         285,932              -                   -         286,403

  Sale of note and
    receivables to
    officers (Note 2)             -            -             -                -            990,000          990,000


  Collateralized notes
    receivable from
    officers (Note 2)             -            -             -                -           (956,292)        (956,292)


  Net income for the year
    ended December 31, 1994      -             -             -            571,421              -            571,421


BALANCE AT DECEMBER 31, 1994

                          5,570,013       27,850      15,465,891       (428,289)        (1,393,167)      13,672,285


  Authorized shares
   issued for compensation
   and investment         407,200         2,036       1,454,346        -                -                1,456,382


  Net income for the
   year ended
   December 31, 1995            -            -                -        2,138,092        -                2,138,092


BALANCE AT DECEMBER 31, 1995

                          5,977,213       29,886      16,920,237       1,709,803        (1,393,167)      17,266,759


  Authorized shares
   issued for compensation
   and investment            10,583           53          47,194               -                 -          47,247


  Exercise of common
   stock options             49,125          246         202,723               -                 -         202,969


  Net income for the
   year ended
   December 31, 1996              -             -              -       3,394,654                 -       3,394,654


BALANCE AT DECEMBER 31, 1996

                          6,036,921    $  30,185   $  17,170,154    $  5,104,457     $  (1,393,167)   $  20,911,629




                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,






                                                                     1996                  1995             1994

Cash flows from operating activities:


         Cash received from customers                 $               68,751,159     $  49,673,144    $   42,775,919
         Cash paid to suppliers and employees                        (57,127,365)      (44,715,078)      (40,282,468)

         Interest received                                               546,369           491,749          313,128
         Interest paid                                                (2,665,921)       (1,660,803)        (803,054)

         Income taxes refunded (paid)                                 (1,946,099)       (1,870,727)         211,197


Net cash provided by operating activities                              7,558,143         1,918,285        2,214,722


Cash flows from investing activities:


         Distributions from affiliates                                 1,783,687          505,410           382,229
         Purchase of property and equipment                          (14,049,010)     (12,539,148)       (7,872,269)

         Purchase of minority investments                               (286,099)        (332,800)         (349,015)
         Acquisitions of partnership interests,

                 net of cash acquired                                   (580,809)          74,124                 -
         Increase in notes receivable                                 (4,236,968)      (2,332,472)       (1,568,266)

         Collections on notes receivable                                 4,874,859      1,385,615        961,041
         Preopening and management contract costs                         (488,280)     (316,926)        (279,000)

         Proceeds from sale of assets                                    1,762,221      -                -
         Proceeds from sale of investments                                       -       55,000           25,000

         Other                                                            (127,058)     (5,000)          (63,938)


Net cash used in investing activities                                  (11,347,457)     (13,506,197)     (8,764,218)


Cash flows from financing activities:


         Proceeds from issuance of long-term debt                        8,822,046        8,478,903       7,444,998
         Principal payments on long-term debt                           (2,367,671)        (724,709)       (388,844)

         Proceeds from line of credit                                   12,433,212        4,461,182       1,290,000
         Repayment on line of credit                                   (13,042,824)      (2,144,146)     (1,290,000)

         (Decrease) increase in minority interest                         (197,000)        (138,069)        634,036
         Proceeds from issuance of common stock                            202,969                -               -

         Public offering not consummated                                  (403,657)               -               -


Net cash provided from financing activities                              5,447,075        9,933,161      7,690,190


Net increase (decrease) in cash                                          1,657,761       (1,654,751)     1,140,694


Cash and cash equivalents, beginning of year                             1,371,278        3,026,029      1,885,335


Cash and cash equivalents, end of year                              $    3,029,039   $    1,371,278   $  3,026,029





                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,





                                                           1996                      1995              1994


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




     The following represents tax basis unaudited condensed financial information for all of the Company's investments in affiliated companies accounted for under the equity method at December 31, 1996, 1995 and 1994. The tax basis information approximates GAAP basis information. The difference between tax basis information and GAAP basis information is primarily due to depreciation for furniture, fixtures and equipment which has been computed using accelerated methods for tax purposes. The Company has adjusted for these differences when recording their share of the investment's net income or net loss.



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


     The following table summarizes the options granted, exercised and outstanding:


                                                                        Wtd Avg
                                                      Shares         Exercise Price
         Options outstanding January 1, 1994          734,169          $  4.55

              Options granted                         183,500             4.24
         Options outstanding December 31, 1994        917,669             4.49

              Options granted                         928,833             4.50
         Options outstanding December 31, 1995      1,846,502             4.49

              Options exercised                       (49,125)            4.13
              Forfeitures                             (11,500)            6.38

              Options granted                          62,000             6.75
         Options outstanding December 31, 1996      1,847,877          $  4.57

         Options exercisable December 31, 1996      1,554,377          $  4.68




     The Company applies APB No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for options. Under APB Opinion 25, because the exercise price of the options equals the market price of the underlying stock on the measurement date, no compensation expense is recognized.


     The weighted-average grant-date fair value of stock options granted to employees during the year and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Sholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under Statement of Financial Accounting Standards No. 123 are as follows:



                                                                    1996               1995


                 Grant-date fair value per share                    $    4.45        $    6.75

                 Significant assumptions (weighted-average)
                      Risk-free interest rate at grant date              6.04%             5.51%

                      Expected stock price volatility                    0.79              0.62
                      Expected dividend payout                             -                -
                      Expected option life (years) (a)                    4.24             2.50

                 Net income
                      As reported                                   $ 3,394,654      $ 2,138,092

                      Pro forma                                       2,994,790        1,514,818
                 Net income per share

                      As reported                                   $      0.50      $      0.35
                      Pro forma                                            0.45             0.25




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