Form 10-K405/A
period 1996-12-31
AMERIHOST PROPERTIES INC
filed 1997-11-12
CIK 778423

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-K/A-1

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


     The table below shows the average occupancy, average daily rate ("ADR") and revenue per available room ("REVPAR") experienced by the Company in 1996 in various locations. These statistics include all hotels open as of December 31, 1996.

                                          Average Occupancy       ADR            REVPAR


Ohio (20 hotels)                                58.7%           $49.18           $28.88
Illinois, Iowa and Wisconsin (17 hotels)        59.1%           $45.97           $27.15
Georgia (8 hotels)                              58.6%           $52.20           $30.59
Indiana and Kentucky (10 hotels)                63.1%           $47.25           $29.83
Michigan (4 hotels)                             53.5%           $51.90           $27.69
Pennsylvania (3 hotels)                         62.2%           $50.09           $31.16
West Virginia (3 hotels)                        61.6%           $53.39           $32.91
Mississippi (2 hotels)                          69.8%           $54.02           $37.70
Other hotels (located in Florida,
  Louisiana, Oregon, Texas and Vermont)         57.7%           $46.88           $27.04
All hotels                                      59.5%           $48.56           $28.92


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


At December 31, 1996 approximately 20 of the Company s housekeeping employees (at the Company s Days Inn Melrose Park and Days Inn O Hare South, Schiller
Park) were members of the Hotel, Motel, Club, Cafeteria, Restaurant Employees and Bartenders Union, Local 450 AFL-CIO, and were covered by collective bargaining agreements which were in place with such union until November 30, 1997. The Company sold its interests in the Days Inn O Hare South, Schiller Park in July 1997. The Company expects to renew the collective bargaining agreement with regard to its approximately 10 housekeeping employees at its Days
Inn Melrose Park when such agreement expires.    To date, the Company has not
experienced any work stoppages or significant employee-related problems. The Company believes that its relationship with its union and other employees is good.

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

The following exhibits were included in the Registrant's Proxy Statement for Annual Meeting of Shareholders filed on July 25, 1996, and are incorporated by reference herein:

Exhibit No.         Description

    10.2    1996 Omnibus Incentive Stock Plan (Annex A)
    10.3    1996 Stock Option Plan for Nonemployee Directors (Annex B)

The following exhibits were included in the Registrant s Report on Form 10-K dated March 24, 1997, and are incorporated by reference herein:

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

The following exhibits were included in the Registrant s Report on Form 10-K/A dated September 19, 1997:

Exhibit No.         Description

    23.1    Consent of BDO Seidman, LLP

The following exhibits are included in this Report on Form 10-K/A-1 dated November 12, 1997:

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


                                         AMERIHOST PROPERTIES, INC.

                                         By: /s/ Michael Holtz
                                                 Michael P. Holtz
                                                 Chief Executive Officer


                                         By: /s/ Russell J. Cerqua
                                                 Russell J. Cerqua
                                                 Chief Financial Officer


                                         By: /s/ James B. Dale
                                                 James B. Dale
                                                 Corporate Controller
        November 12, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ H. Andrew Torchia                            /s/ Michael P. Holtz
    H. Andrew Torchia, Director                      Michael P. Holtz, Director
    November 12, 1997                                November 12, 1997



/s/ Russell J. Cerqua                            /s/ Reno J. Bernardo
    Russell J. Cerqua, Director                      Reno J. Bernardo, Director
    November 12, 1997                                November 12, 1997



/s/ Salomon J. Dayan                             /s/ Richard A. Chaifetz
    Salomon J. Dayan, Director                       Richard A. Chaifetz
    November 12, 1997                                November 12, 1997