Form 10-Q
period 1997-09-30
AMERIHOST PROPERTIES INC
filed 1997-11-14
CIK 778423

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


           [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended            SEPTEMBER 30, 1997

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

As of November 13, 1997, 6,397,948 shares of the Registrant's Common Stock were outstanding.





                           AMERIHOST PROPERTIES, INC.

                                    FORM 10-Q

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997



                                      INDEX



      PART I: Financial Information                          Page

Consolidated Balance Sheets as of September 30, 1997
    and December 31, 1996                                          4

Consolidated Statements of Operation for the Three and Nine
    Months Ended September 30, 1997 and 1996                       6

Consolidated Statements of Cash Flows for the
    Nine Months Ended September 30, 1997 and 1996                  7

Notes to Consolidated Financial Statements                         9

Management's Discussion and Analysis                              11

Schedule of Earnings Before Interest/Rent, Taxes
    and Depreciation/Amortization for the Three and
    Nine Months Ended September 30, 1997 and 1996                 18


        PART II: Other Information


Item 4 - Submission of Matters to a Vote of Securities Holders    19

Item 6 - Exhibits and Reports on Form 8-K                         19

Signatures                                                        19



                         Part I:  Financial Information

                          Item 1:  Financial Statements





                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




                                                                       September 30,            December 31,
                                                                           1997                    1996
                         ASSETS

Current assets:
    Cash and cash equivalents                                           $    4,190,262        $     3,029,039
    Accounts receivable (including $1,664,983 and $3,119,905
       from related parties)                                                 4,351,130              5,083,973
    Notes receivable (including $970,340 and $1,354,461
       from related parties)                                                 1,123,156              1,507,276
    Prepaid expenses and other current assets                                  513,392                223,136
    Refundable income taxes                                                    992,264                 30,629
    Costs and estimated earnings in excess of billings on
       uncompleted contracts (including $1,459,390 and
       $2,048,259 from related parties)                                      1,459,390              2,083,259

         Total current assets                                               12,629,594             11,957,312


Investments                                                                  1,279,066              1,595,858

Property and equipment:
    Land                                                                     9,599,839              7,334,562
    Buildings                                                               44,807,068             27,885,463
    Furniture, fixtures and equipment                                       14,214,255             10,984,572
    Construction in progress                                                 5,119,389              4,709,064
    Leasehold improvements                                                   1,159,134              2,404,060
                                                                            74,899,685             53,317,721

    Less accumulated depreciation and amortization                           8,468,237              7,481,889

                                                                            66,431,448             45,835,832



Long-term notes receivable (including $3,218,820 and
    $1,120,888 from related parties)                                         5,952,078              3,831,504

Costs of management contracts acquired, net of accumulated
    amortization of $1,374,273 and $1,158,379                                1,050,078                907,404

Other assets (including deferred taxes of $221,000 and $171,000),
    net of accumulated amortization of $2,602,528 and $2,082,450             3,101,405              2,773,246

                                                                            10,103,561              7,512,154

                                                                       $    90,443,669        $    66,901,156


                                                               (continued)


                                               AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                               (UNAUDITED)





                                                                       September 30,            December 31,
                                                                           1997                    1996

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                    $    5,304,890          $    5,293,184
    Bank line-of-credit                                                      2,868,567               1,707,424
    Accrued payroll and related expenses                                       957,135                 935,120
    Accrued real estate and other taxes                                        900,047                 685,796
    Other accrued expenses and current liabilities                           1,001,646                 828,596
    Current portion of long-term debt                                        1,137,016               1,554,200

         Total current liabilities                                          12,169,301              11,004,320


Long-term debt, net of current portion                                      52,817,773              32,785,108

Deferred income                                                                833,192                 630,899

Commitments

Minority interests                                                           1,550,388               1,569,200


Shareholders' equity:
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                               -                       -

    Common stock, $.005 par value; authorized 25,000,000 shares;
       issued 6,397,948 shares at September 30, 1997, and
       6,036,921 shares at December 31, 1996                                    31,990                  30,185
    Additional paid-in capital                                              18,929,170              17,170,154
    Retained earnings                                                        5,505,022               5,104,457

                                                                            24,466,182              22,304,796
    Less:
         Stock subscriptions receivable                                       (436,875)               (436,875)
         Notes receivable                                                     (956,292)               (956,292)

                                                                            23,073,015              20,911,629

                                                                        $   90,443,669          $   66,901,156





                 See notes to consolidated financial statements.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended                    Nine Months Ended
                                                    September 30,                         September 30,
                                                1997             1996                    1997             1996
Revenue:
    Hotel operations:
         AmeriHost Inn hotels              $     4,729,708  $     2,876,756      $    10,504,167   $    6,370,553
         Other hotels                            4,792,954        6,980,912           13,725,713       17,023,696
    Development and construction                 3,281,059        5,175,044           11,724,159       17,366,142
    Management services                            881,822          830,965            2,254,201        2,014,795
    Employee leasing                             3,751,227        3,445,429            9,887,058        8,996,227
                                                17,436,770       19,309,106           48,095,298       51,771,413
Operating costs and expenses:
    Hotel operations:
         AmeriHost Inn hotels                    2,912,004        1,452,075            6,881,811        3,514,603
         Other hotels                            3,269,296        4,424,247           10,318,748       12,093,802
    Development and construction                 3,053,261        4,370,118           10,517,474       14,681,704
    Management services                            508,880          547,773            1,438,883        1,416,808
    Employee leasing                             3,654,811        3,363,985            9,632,149        8,765,724
                                                13,398,252       14,158,198           38,789,065       40,472,641

                                                 4,038,518        5,150,908            9,306,233       11,298,772

    Depreciation and amortization                1,118,695          916,049            3,360,619        2,575,221
    Leasehold rents - hotels                       387,170          587,782            1,451,760        1,552,084
    Corporate general and administrative           493,603          475,679            1,562,802        1,482,325

Operating income                                 2,039,050        3,171,398            2,931,052        5,689,142

Other income (expense):
    Interest expense                            (1,169,817)        (701,417)          (2,857,209)      (1,985,714)
    Interest income                                212,138          162,955              552,838          478,590
    Other income (expense)                          20,148              505               56,232           57,491
    Gain on sale of property                         -              129,833            1,744,599          534,089
    Contractual termination expenses                 -                -               (1,697,448)           -
    Equity in net income and losses
       of affiliates                                74,795          838,850             (134,618)         875,240

Income before minority
    interests and income taxes                   1,176,314        3,602,124              595,446        5,648,838

Minority interests in (income) loss
    of consolidated subsidiaries
    and partnerships                              (100,935)        (167,957)              (1,881)        (125,750)

Income before income tax                         1,075,379        3,434,167              593,565        5,523,088

Income tax expense                                 441,000        1,407,000              193,000        2,264,000

Net income                                  $      634,379   $    2,027,167       $      400,565   $    3,259,088

Earnings per share                        $           0.08 $           0.30     $           0.03 $           0.48


                 See notes to consolidated financial statements.


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                 Nine months ended
                                                                                     September 30,
                                                                           1997                    1996

Cash flows from operating activities:

    Cash received from customers                                       $    49,948,241         $    49,820,329
    Cash paid to suppliers and employees                                   (42,379,424)            (41,971,677)
    Interest received                                                          418,438                 230,395
    Interest paid                                                                     (2,798,670)   (1,935,589)
    Income taxes paid                                                         (960,493)             (1,621,079)

Net cash provided by operating activities                                    4,228,092               4,522,379

Cash flows from investing activities:

    Distributions from affiliates                                              282,274                 431,876
    Purchase of property and equipment                                     (24,410,207)             (8,384,989)
    Purchase of investments                                                   (194,835)               (720,105)
    Increase in notes receivable                                            (3,764,251)             (3,312,644)
    Collections on notes receivable                                          1,797,035               2,730,788
    Pre-opening and management contract costs                                 (358,568)               (375,600)
    Proceeds from sales of property                                          3,390,576                 755,356
    Acquisition of leasehold interest                                            -                    (100,000)
    Contractual termination costs                                           (1,642,831)                  -

Net cash used in investing activities                                      (24,900,807)             (8,975,318)

Cash flows from financing activities:

    Proceeds from issuance of long-term debt                                21,812,654               6,439,569
    Principal payments of long-term debt                                    (2,149,126)             (1,133,133)
    Proceeds from exercise of common stock options                           1,166,075                   -
    Proceeds from line-of-credit                                            12,411,143              10,662,364
    Payments on line-of-credit                                             (11,250,000)            (10,736,491)
    Decrease in minority interests                                            (156,808)                (92,807)
    Increase in deferred offering costs                                          -                    (144,625)
    Proceeds from issuance of common stock                                       -                     202,966

Net cash provided from financing activities                                 21,833,938               5,197,843

Net increase in cash                                                         1,161,223                 744,904

Cash and cash equivalents, beginning of period                               3,029,039               1,371,278

Cash and cash equivalents, end of period                                $    4,190,262          $    2,116,182





                                                               (Continued)

                                             AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF CASH FLOW
                                                               (UNAUDITED)




                                                                                 Nine Months Ended
                                                                                     September 30,
                                                                           1997                    1996


Reconciliation of net income to net cash provided by operating activities:

Net income                                                              $      400,565        $      3,259,088

Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                            3,360,619               2,575,221
    Equity in net loss (income) of affiliates and
         amortization of deferred income                                       134,618                (875,240)
    Minority interests in net income of subsidiaries                             1,881                 125,750
    Amortization of deferred interest and loan discount                         29,819                  29,820
    Increase in deferred income                                                317,160                 256,948
    Gain on sale of property                                                (1,744,599)               (534,089)
    Increase in deferred tax asset                                             (50,000)                  -
    Contractual termination costs                                            1,697,448                   -
    Compensation paid through issuance of common stock and
         common stock options                                                  350,604                  29,676

    Changes in assets and liabilities:

         Decrease (increase) in accounts receivable                            855,681              (2,217,445)
         Increase in interest receivable                                      (130,174)               (243,971)
         Increase in prepaid expenses and other
            current assets                                                    (289,164)               (161,300)
         Decrease (increase) in costs and estimated earnings in
            excess of billings on uncompleted contracts                        623,869                 (47,968)
         Increase in other assets                                             (884,502)               (308,036)
         (Increase) decrease in refundable income taxes                       (717,493)                230,530

         (Decrease) increase in accounts payable                               (33,509)              1,269,557
         Increase in accrued expenses and other
            current liabilities                                                280,774                 705,366
         Increase in accrued income taxes                                        -                     412,391
         Increase in accrued interest                                           24,495                  16,081

Net cash provided by operating activities                               $    4,228,092        $      4,522,379





                 See notes to consolidated financial statements.


1.   BASIS OF PREPARATION:

  The financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Amerihost Properties, Inc. and subsidiaries as of September 30, 1997 and December 31, 1996 and the results of its operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K. Certain reclassifications have been made to the 1996 financial statements in order to conform with the 1997 presentation.

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

  The income tax expense (benefit) for the three and nine months ended September 30, 1997 and 1996 was based on the Company's estimate of the effective tax rate expected to be applicable for the full year. A $50,000 reduction in the deferred tax asset reserve was made during the nine months ended September 30, 1997. The Company expects the effective tax rate to approximate the Federal and state statutory rates.

4.   EARNINGS PER SHARE:

  Earnings per share of common stock is computed by dividing adjusted net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. The weighted average number of shares used in the computations were 7,131,251 and 7,105,150 for the three and nine months ended September 30, 1997, and 6,756,913 and 6,708,365 for the three and nine months ended September 30, 1996, respectively.

5.   SUPPLEMENTAL CASH FLOW DATA:

  The following represents the supplemental schedule of noncash investing and financing activities for the nine months ended September 30, 1997 and 1996:

                                                                      Nine Months Ended
                                                                        September 30,
                                                                      1997        1996
Purchase of investments through issuance of
   common stock and decrease in notes and accrued
   interest receivable                                           $      -       $ 143,929
Accrued contractual termination costs                            $ 54,617       $       -

6.  HOTEL LEASES:

    The Company, through its subsidiaries and consolidated partnerships, has leasehold interests in five hotels ranging from 61.5% to 100%, the operations of which are included in the Company's consolidated financial statements. All of these leases provide for an option to purchase the hotel. Some of the purchase prices are based upon a multiple of gross room revenues for the preceding twelve months and the others are based upon a fixed amount, typically with annual increases based upon the change in the consumer price index. At September 30, 1997, the aggregate purchase price for these five hotels was approximately $16,230,000.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is engaged in the development of AmeriHost Inn hotels, its proprietary brand, and the ownership, operation and management of AmeriHost Inn hotels and other mid-price hotels. As of September 30, 1997, there were 59 AmeriHost Inn hotels open, of which 25 were wholly-owned, two were majority-owned, 29 were minority-owned, and three were managed for unrelated third parties. A total of 25 AmeriHost Inn hotels were opened during the past twelve months, including two hotels which were converted from other brand affiliations. The Company intends to use the AmeriHost Inn brand when expanding its hotel operations segment. All of the hotels currently under construction will be AmeriHost Inn hotels. As of September 30, 1997, nine AmeriHost Inn hotels were under construction, of which five will be wholly-owned, and four will be minority-owned. Same room revenues for all AmeriHost Inn hotels increased approximately 0.2% in the third quarter of 1997 compared to the third quarter of 1996, attributable to an increase of $0.78 in average daily rate and a 1.2% decrease in occupancy. These results relate to the 34 AmeriHost Inn hotels that were operating for at least thirteen full months at September 30, 1997. Excluding hotels located in Georgia which were affected by the Olympics during July and August of 1996, same room revenues for all AmeriHost Inn hotels increased approximately 3.6% in the third quarter of 1997, attributable to an increase of $2.04 in average daily rate and a 0.1% decrease in occupancy.

Revenues from hotel operations consist of the revenues from all hotels in which the Company has a 100% or controlling ownership or leasehold interest ("Consolidated" hotels). Investments in other entities in which the Company has a minority ownership interest are accounted for using the equity or cost method. As a result of the Company's focus on increasing the number of Consolidated hotels, the Company expects that revenues from the hotel operations segment willincrease over time as a percentage of the Company's overall revenues. Development and construction revenues consist of one-time fees for new construction, acquisition and renovation activities performed by the Company for minority-owned hotels and unrelated third parties. The Company also receives revenue from management services provided to minority-owned hotels and unrelated third parties. Employee leasing revenues consist of revenues the Company receives for leasing its employees to minority-owned hotels and unrelated third parties. All revenues attributable to development, construction, management and employee leasing services with respect to Consolidated hotels have been eliminated in consolidation.

The results for the third quarter and first nine months of 1997 were consistent with the Company's primary objective of increasing the number of wholly-owned, Consolidated AmeriHost Inn hotels. Due to the Company's focus on developing and constructing a significant number of Consolidated AmeriHost Inn hotels during the third quarter and first nine months of 1997, the Company recognized lower revenues and profits from the development and construction of hotels for minority-owned and unrelated third parties during these periods. In addition, the Company disposed of several non-AmeriHost Inn hotels during the past twelve months, as part of the Company's plan to invest all available resources into the AmeriHost Inn hotel brand. Although this strategy has a short-term negative impact on revenues and earnings, the Company believes that the long-term benefits will be substantial.

Revenues from consolidated AmeriHost Inn hotels increased 64.4% to $4.7 million in the third quarter of 1997, from revenues of $2.9 million in the third quarter of 1996, due to the addition of 14 Consolidated AmeriHost Inn hotels during the past twelve months. Revenues from the hotel management and employee leasing segments increased by 8.3% in total during the third quarter due primarily to the net addition of six minority-owned and unrelated third party hotels. These increases were offset by a decrease in non-AmeriHost Inn hotel revenues as a result of the disposition of five hotels during the past twelve months and a decrease in hotel development and construction revenue from joint ventures, resulting in a decrease in total revenues of 9.7% to $17.4 million during the three months ended September 30, 1997, from $19.3 million during the three months ended September 30, 1996. Revenues from the first nine months of 1997 followed a similar trend, with revenues from AmeriHost Inn hotels increasing 64.9% to $10.5 million from $6.4 million during the first nine months of 1996, and revenues from hotel management and employee leasing increasing by 10.3% in total during the first nine months of 1997 compared to 1996. These increases were also offset by the decreases in non-AmeriHost Inn hotel revenue as well as hotel development and construction revenue, resulting in a decrease in total revenues of 7.1% to $48.1 million during the nine months ended September 30, 1997, from $51.8 million during the nine months ended September 30, 1996. Net income was also impacted by the disposition of non-AmeriHost Inn hotels and the lower hotel development and construction activity for minority-owned and unaffiliated entities. In addition, a significant number of Consolidated AmeriHost Inn hotels opened during the last twelve months. These hotels generally were operating in the first nine months of 1997 during their initial stabilization period, when revenues are typically lower. Net income for the third quarter decreased to $634,379, or $0.08 per share in 1997, from $2.0 million, or $0.30 per share in 1996. Excluding the gain on the sale of excess land in the amount of $76,601, net of income taxes, earnings per share was $0.29 for the third quarter of 1996. Net income was $400,565, or $0.03 per share, for the nine months ended September 30, 1997, compared to net income of $3.3 million, or $0.48 per share, for the nine months ended September 30, 1996. The Company sold two Consolidated hotels during the first quarter of 1997, resulting in a total gain, net of minority interests, of $1.7 million. These gains were offset by a non-recurring charge of $1.7 million from the termination of a consulting agreement with Urban 2000 Corp. (a company owned by the Company's Chairman of the Board and a former officer/director) and the severance fees paid in connection with the departure of an officer/director. Excluding the gains from property sales and the non-recurring charge, earnings per share was $0.03 and $0.44 for the nine months ended September 30, 1997 and 1996, respectively.

The Company uses EBITDA as a supplemental performance measure along with net income to report its operating results. EBITDA is defined as net income, adjusted to eliminate the impact of (i) interest expense; (ii) interest and other income; (iii) leasehold rents for hotels, which the Company considers to be financing costs similar to interest; (iv) income tax expense (benefit), (v) depreciation and amortization; and (vi) gains or losses from property transactions. This definition differs from the traditional EBITDA definition which does not include adjustments for extraordinary items, partners' equity in earnings and losses, gains or losses on property transactions and other non-recurring cash and non-cash charges. EBITDA should not be considered as an alternative to operating income (as determined in accordance with GAAP) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. EBITDA, as defined by the Company is included herein due to numerous requests by investors and analysts. Management believes that investors and analysts find it to be a useful tool for measuring the Company's ability to service debt. EBITDA decreased 34.2% and 44.2% to $3.5 million and $6.0 million during the three and nine months ended September 30, 1997, respectively, from $5.3 million and $10.7 million during the three and nine months ended September 30, 1996. After eliminating non-recurring charges, EBITDA decreased 34.2% and 28.2% to $3.5 million and $7.7 million during the three and nine months ended September 30, 1997, respectively, from $5.3 million and $10.7 million during the three and nine months ended September 30, 1996. An EBITDA schedule is included herein.

The Company has retained an investment banking firm to review strategic alternatives for the Company. During this process, the Company and its joint venture partners had postponed the development of additional hotels which were expected to begin construction during the first six months of 1997. Instead, the Company focused on the development of several wholly-owned AmeriHost Inn hotels. Consequently, the Company realized lower levels of revenues and profits during 1997 from the development and construction of hotels for minority-owned entities. Although the Company continues to evaluate strategic alternatives, the Company has resumed the development of hotels for joint ventures during the second half of 1997.

Amerihost had an ownership interest in 75 hotels at September 30, 1997 versus 60 hotels at September 30, 1996 (excluding hotels under construction). This increased ownership was achieved primarily through the development of AmeriHost Inn hotels for the Company's own account and for minority-owned entities. These figures include a net increase of eight Consolidated hotels, from 28 at September 30, 1996 to 36 at September 30, 1997.


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenues decreased 9.7% and 7.1% to $17.4 million and $48.1 million during the three and nine months ended September 30, 1997, respectively, from revenues of $19.3 million and $51.8 million during the three and nine months ended September 30, 1996. Increases in revenues from the Consolidated AmeriHost Inn hotels, the hotel management segment and the employee leasing segment were more than offset by decreases in the hotel development and construction segment and the non-AmeriHost Inn hotel operations segment.

Hotel operations revenue decreased 3.4% to $9.5 million during the three months ended September 30, 1997, from $9.9 million during the three months ended September 30, 1996. Hotel operations revenue increased 3.6% to $24.2 million during the nine months ended September 30, 1997, from $23.4 million during the nine months ended September 30, 1996. Revenue from Consolidated AmeriHost Inn hotels increased 64.4% and 64.9% during the three and nine months ended September 30, 1997, respectively, compared to the three and nine months ended September 30, 1996. These increases were attributable primarily to the addition of 14 Consolidated AmeriHost Inn hotels from October 1, 1996 through September 30, 1997, including the addition of eleven newly constructed Consolidated AmeriHost Inn hotels, the acquisition of additional ownership interests in two existing hotels causing them to become Consolidated AmeriHost Inn hotels, and the conversion of one Consolidated hotel to an AmeriHost Inn hotel. The increases in AmeriHost Inn hotel revenue during the three and nine month periods were offset by decreases of 31.3% and 19.4%, respectively, in other brand hotel
revenue.   These decreases were the result of the sale of four non-AmeriHost Inn
Consolidated hotels, the conversion of one hotel to an AmeriHost Inn hotel, the termination of the lease for another non-AmeriHost Inn hotel during the period from October 1, 1996 through September 30, 1997, and a 5.7% decrease in same room revenue. The hotel operations segment included the operations of 36 Consolidated hotels (including 27 AmeriHost Inn hotels) comprising 2,939 rooms at September 30, 1997, compared to 28 Consolidated hotels (including 13 AmeriHost Inn hotels) comprising 2,743 rooms at September 30, 1996. After considering the Company's ownership interest in the majority-owned Consolidated hotels, this translates to 2,619 and 2,370 equivalent owned rooms as of September 30, 1997 and 1996, respectively, or an increase of 10.5%. Recently, the Company has experienced an increase in competition in certain markets, primarily from newly constructed hotels. As a result, there is increased downward pressure on occupancy levels. The average daily rates, however, continue to show strong increases. The Company anticipates that the impact from new competition will be short-term for the following reasons. First, as the number of AmeriHost Inn hotels increases, the greater the benefits will be at all locations from marketplace recognition and repeat business. Second, the Company typically builds new hotels in growing markets where it expects to see additional hotel development. As these markets mature, the room supply will be commensurate with room demand.

Hotel development revenue decreased 36.6% and 32.5% to $3.3 million and $11.7 million during the three and nine months ended September 30, 1997, respectively, from $5.2 million and $17.4 million during the three and nine months ended September 30, 1996. The decrease was due to the decrease in hotel development and construction activity performed for unrelated entities or entities in which the Company holds a minority ownership interest. The Company was constructing six and 12 hotels for minority-owned entities or unrelated third parties during the third quarter and first nine months of 1997, respectively, including eight hotels which opened during the first nine months of 1997, compared to 15 and 21 hotels during the three and nine months ended September 30, 1996. The Company also had several additional projects in various stages of pre-construction development during both nine month periods.

Hotel management revenue increased 6.1% and 11.9% to $881,822 and $2.3 million during the three and nine months ended September 30, 1997, respectively, from $830,965 and $2.0 million during the three and nine months ended September 30, 1996. The number of hotels managed for third parties and minority-owned entities increased from 43 hotels, representing 3,833 rooms, at September 30, 1996 to 49 hotels, representing 3,933 rooms, at September 30, 1997. The addition of management contracts for 12 newly constructed hotels (742 rooms) was partially offset by the termination of two management contracts (270 rooms) with minority-owned entities as a result of the sale of the hotel (non-AmeriHost Inn hotels), the termination of two management contracts (120 rooms) with minority-owned hotels which became Consolidated AmeriHost Inn hotels due to the Company acquiring additional ownership interests, and the termination of two management contracts for non-AmeriHost Inn hotels with unrelated third parties (252 rooms). The management contracts terminated, all of which were for hotels other than the AmeriHost Inn brand, were typically for larger hotels compared to the 12 hotels added during the twelve months ended September 30, 1997. The Company does not recognize management fee revenue from Consolidated hotels.

Employee leasing revenue increased 8.9% and 9.9% to $3.8 million and $9.9 million during the three and nine months ended September 30, 1997, respectively, from $3.4 million and $9.0 million during the three and nine months ended September 30, 1996, due primarily to the addition of hotels managed for minority-owned entities as described above, and the associated increase in payroll costs which is the basis for the employee leasing revenue.

Total operating costs and expenses decreased 5.4% and 4.2% to $13.4 million (76.8% of total revenues) and $38.8 million (80.7% of total revenues) during the three and nine months ended September 30, 1997, respectively, from $14.2 million (73.3% of total revenues) and $40.5 million (78.2% of total revenues) during the three and nine months ended September 30, 1996. Operating costs and expenses in the hotel operations segment increased 5.2% and 10.2% to $6.2 million and $17.2 million during the three and nine months ended September 30, 1997, respectively, from $5.9 million and $15.6 million during the three and nine months ended September 30, 1996. These increases resulted primarily from the net addition of eight Consolidated hotels to this segment and are directly related to the 64.4% and 64.9% increases in Consolidated AmeriHost Inn hotel revenue during the three and nine months ended September 30, 1997, respectively, offset by the 31.3% and 19.4% decreases in non-AmeriHost Inn hotel revenue. Hotel operations segment operating costs and expenses as a percentage of segment revenue increased to 64.9% and 71.0% during the three and nine months ended September 30, 1997, respectively, from 59.6% and 66.7% during the three and nine months ended September 30, 1996. The increase from consolidated AmeriHost Inn hotels was due primarily to a greater number of hotels in the first nine months of 1997 operating during their initial stabilization period, when revenues are typically lower. The increase from non-AmeriHost Inn hotels was due to a decrease in same room revenue and additional expenses associated with the sale/disposition of five hotels.

Operating costs and expenses for the hotel development segment decreased 30.1% and 28.4% to $3.1 million and $10.5 million during the three and nine months ended September 30, 1997, respectively, from $4.4 million and $14.7 million during the three and nine months ended September 30, 1996, consistent with the 36.6% and 32.5% decrease in hotel development revenues for the three and nine months ended September 30, 1997. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased to 93.1% and 89.7% during the three and nine months ended September 30, 1997, respectively, from 84.4% and 84.5% during the three and nine months ended September 30, 1996. The third quarter and first nine months of 1997 consisted primarily of construction activity which has higher operating costs in relation to the revenue recognized. The third quarter and first nine months of 1996 also consisted of a significant level of construction activity, however also included a greater level of development activity which has lower operating costs in relation to the revenue recognized. In addition, the periods in 1996 included contracts whereby the Company acted as construction manager, recognizing operating costs which were significantly lower in relation to the revenue recognized. Hotel management segment operating costs and expenses decreased 7.1% to $508,880 during the three months ended September 30, 1997, from $547,773 during the three months ended September 30, 1996. Hotel management segment operating costs and expenses increased 1.6% to $1.4 million during the nine months ended September 30, 1997, from $1.4 million during the nine months ended September 30, 1996. The fluctuations in hotel management segment operating expenses were consistent with the 6.1% and 11.9% increases in segment revenues for the three and nine months ended September 30, 1997, respectively, offset by the termination in the first quarter of 1997 of certain contractual payments which had been made to co-managers and the allocation of preopening costs associated with the significant number of hotels opened during the three and nine months ended September 30, 1997. Employee leasing operating costs and expenses increased 8.7% and 9.9% to $3.7 million and $9.6 million during the three and nine months ended September 30, 1997, respectively, from $3.4 million and $8.8 million during the three and nine months ended September 30, 1996, which are consistent with the 8.9% and 9.9% increases in segment revenue for the three and nine months ended September 30, 1997, respectively.

Depreciation and amortization expense increased 22.1% and 30.5% to $1.1 million and $3.4 million during the three and nine months ended September 30, 1997, respectively, from $916,049 and $2.6 million during the three and nine months ended September 30, 1996. These increases were primarily attributable to the net addition of eight Consolidated hotels to the hotel operations segment and the resulting depreciation and amortization therefrom.

Leasehold rents - hotels decreased 34.1% and 6.5% to $387,170 and $1.5 million during the three and nine months ended September 30, 1997, respectively, from $587,782 and $1.6 million during the three and nine months ended September 30, 1996. The decreases during the third quarter and first nine months of 1997 compared to the same periods in 1996 were primarily due to the sale of two leased Consolidated non-AmeriHost Inn hotels and the termination of the lease for another Consolidated non-AmeriHost Inn hotel in the first and second quarters of 1997, partially offset by an increase in percentage rents for certain hotels which are based on the hotel's operating revenues.

Corporate general and administrative expense increased 3.8% and 5.4% to $493,603 and $1.6 million during the three and nine months ended September 30, 1997, from $475,679 and $1.5 million during the three and nine months ended September 30, 1996, and can be attributed primarily to the Company's overall growth.

The Company's operating income decreased 35.7% and 48.5% to $2.0 million and $2.9 million during the three and nine months ended September 30, 1997, respectively, from $3.2 million and $5.7 million during the three and nine months ended September 30, 1996. The following discussion of operating income by segment is exclusive of any corporate overhead cost allocation. Operating income from the AmeriHost Inn hotels increased 4.2% to $1.2 million during the three months ended September 30, 1997 from $1.1 million during the three months ended September 30, 1996, resulting primarily from the addition of 14 Consolidated AmeriHost Inn hotels to the segment and an increase in same room revenues. The increased impact of seasonality in the first quarter of 1997 associated with a greater number of Consolidated AmeriHost Inn hotels and the impact of the significant number of Consolidated AmeriHost Inn hotels operating in the first nine months of 1997 during their initial stabilization period resulted in operating income of $2.1 million from the AmeriHost Inn hotels during both the nine months ended September 30, 1997 and 1996. Operating income from the hotel development segment decreased 73.4% and 56.2% to $209,740 and $1.2 million during the three and nine months ended September 30, 1997, respectively, from $787,799 and $2.6 million during the three and nine months ended September 30, 1996. The decrease in hotel development operating income was due to the decrease in hotels developed and constructed for third parties and minority-owned entities during the third quarter of 1997, which more than offset the increase realized in the first quarter of 1997. Operating income from the hotel management segment increased 36.3% and 38.5% to $288,533 and $566,784 during the three and nine months ended September 30, 1997, respectively, from $211,644 and $409,187 during the three and nine months ended September 30, 1996. This increase was due primarily to the net addition of six hotel management contracts with minority-owned and unaffiliated entities during the twelve month period ended September 30, 1997. Employee leasing operating income increased 19.6% and 11.7% to $95,516 and $252,209 during the three and nine months ended September 30, 1997, respectively, from $79,869 and $225,779 during the three and nine months ended September 30, 1996, due to the increase in employee leasing agreements with minority-owned entities.

Interest expense increased 66.8% and 43.9% to $1.2 million and $2.9 million during the three and nine months ended September 30, 1997, respectively, from $701,417 and $2.0 million during the three and nine months ended September 30, 1996. This increase was primarily attributable to the additional mortgage financing of newly constructed Consolidated AmeriHost Inn hotels.

The Company's share of equity in income (loss) of affiliates decreased 91.1% to $74,795 during the three months ended September 30, 1997, from $838,850 during the three months ended September 30, 1996. Equity in income (loss) of affiliates decreased to ($134,618) during the nine months ended September 30, 1997 from $875,240 during the first nine months of 1996. The decreases in equity of affiliates during the three and nine month periods were primarily due to the significant number of newly constructed minority-owned hotels which were operating during their initial stabilization period, when revenues are typically lower, the increasing impact of seasonality as the number of minority-owned hotels increases and the sale of a minority-owned hotel during the third quarter of 1996. Distributions from affiliates were $282,274 during the first nine months of 1997 compared to $431,876 during the first nine months of 1996.




LIQUIDITY AND CAPITAL RESOURCES

The Company has four main sources of cash from operating activities: (i) revenues from hotel operations; (ii) fees from development, construction and renovation projects; (iii) fees from management contracts; and (iv) fees from employee leasing services. Cash from hotel operations is typically received at the time the guest checks out of the hotel. Approximately 10% of the Company's hotel operations revenues is generated through other businesses and contracts and is usually paid within 30 to 45 days from billing. Fees from development, construction and renovation projects are typically received within 15 to 45 days from billing. Due to the procedures in place for processing its construction draws, the Company typically does not pay its contractors until the Company receives its draw from the equity or lending source. Management fee revenues typically are received by the Company within five working days from the end of each month. Cash from the Company's employee leasing segment typically is received 24 to 48 hours prior to the pay date.

During the first nine months of 1997, the Company received cash from operations of $4.2 million, compared to $4.5 million during the first nine months of 1996, or a decrease in cash received from operations of $294,287. The decrease in cash flow from operations during the first nine months of 1997, when compared to 1996, can be attributed to a significant decrease in hotel development and construction activity for minority-owned entities. In addition, the decrease can also be attributed to the increasing impact of seasonality and the significant number of hotels operating during their initial stabilization period as the number of Consolidated hotels increased from 28 hotels at September 30, 1996 to 36 hotels at September 30, 1997.

The Company invests cash in three principal areas: (i) the purchase of property and equipment through the construction and renovation of Consolidated hotels;
(ii) the purchase of equity interests in hotels; and (iii) the making of loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. During the first nine months of 1997, the Company used $24.9 million in investing activities compared to $9.0 million in the first nine months of 1996. during the first nine months of 1997, the Company used $24.4 million to purchase property and equipment for Consolidated AmeriHost Inn hotels, used $1.6 million for the termination of certain contractual agreements, used $2.0 million for loans, net of loan collections, and received $3.4 million from the sale of hotels. During the first nine months of 1996, the Company used cash primarily for the purchase of $8.4 million in property and equipment for Consolidated hotels, used $720,105 for the purchase of minority equity interests in hotels, used $581,856 for loans, net of repayments from minority-owned hotels, and received $755,356 from the sale of excess land. In addition, the Company received distributions from investments in minority-owned hotels of $282,274 during the first nine months of 1997, compared to $431,876 during the first nine months of 1996.

Cash received from financing activities was $21.8 million during the first nine months of 1997 compared to $5.2 million during the first nine months of 1996. In 1997, the primary factors were proceeds of $19.7 million from the mortgage financing of Consolidated hotels, net of principal repayments, net proceeds of $1.2 million from the exercise of common stock purchase options, and net proceeds of $1.2 million from the Company's operating line-of-credit. In 1996, the contributing factors were proceeds of $5.3 million from the mortgage financing of Consolidated hotels, net of principal repayments, proceeds of $202,966 from the issuance of the Company's common stock, and net repayments of $74,127 on the Company's operating line-of-credit.

At September 30, 1997, the Company had $2.9 million outstanding under its operating line-of-credit. The Company's line-of-credit was renewed and increased to $10.0 million effective May 1, 1997. The operating line-of-credit
(i) is collateralized by a security interest in certain of the Company's assets, including its interest in various joint ventures; (ii) bears interest at an annual rate equal to the lending bank's base rate plus 1/2% (with a minimum interest rate of 7.5%); and (iii) matures May 1, 1998. At September 30, 1997, the Company also had outstanding $2.25 million of its 7% Subordinated Notes which are unsecured obligations due October 9, 1999 and which pay interest quarterly. Pursuant to the terms of the 7% Subordinated Notes, no dividends may be paid on any capital stock of the Company until the 7% Subordinated Notes have been paid in full. At the Company's sole discretion, the 7% Subordinated Notes may be prepaid at any time without penalty.

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

IMPACT OF NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." The new standard simplifies the methods for computing earnings per share and requires the presentation of two new amounts, basic and diluted earnings per share. When the Company adopts SFAS No. 128, it expects to report the following restated amounts for the three and nine months ended September 30:

                                       Three months ended                Nine months ended
                                        1997           1996               1997           1996

         Basic                      $      0.10    $      0.34       $       0.06    $      0.54
         Diluted                    $      0.08    $      0.30       $       0.03    $      0.48


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

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   SCHEDULE OF EARNINGS BEFORE INTEREST/RENT,
                       TAXES AND DEPRECIATION/AMORTIZATION
                                   (UNAUDITED)





                                                   Three Months Ended                   Nine Months Ended
                                                      September 30,                     September 30,
                                                 1997             1996                1997             1996

Revenue                                       $  17,436,770    $  19,309,106       $  48,095,298    $  51,771,413


Operating costs and expenses                     13,398,252       14,158,198          38,789,065       40,472,641


                                                  4,038,518        5,150,908           9,306,233       11,298,772


Corporate general and administrative               (493,603)        (475,679)         (1,562,802)      (1,482,325)
Equity in net income and losses
   of affiliates                                     74,795          838,850            (134,618)         875,240


Earnings before minority interests                3,619,710        5,514,079           7,608,813       10,691,687


Minority interests in earnings of
   consolidated subsidiaries and
   partnerships, excluding minority
   interest in gain on sale of property            (100,935)        (167,957)             44,720          (26,707)


Earnings before interest/rent, taxes
  and depreciation/amortization, before
  non-recurring charges                           3,518,775        5,346,122           7,653,533       10,664,980


Non-recurring charges                                 -                -               1,697,448            -


Earnings before interest/rent, taxes
  and depreciation/amortization                $  3,518,775     $  5,346,122        $  5,956,085     $ 10,664,980




                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securities Holders

          The annual shareholders' meeting was held August 14, 1997. One matter was voted as follows:

          Matter 1:  Election of Directors

                         Director                         For              Against           Abstain

                   H. Andrew Torchia                   4,921,191              1,200            15,030
                   Michael P. Holtz                    4,773,091            149,300            15,030
                   Russell J. Cerqua                   4,920,291              2,100            15,030
                   Reno J. Bernardo                    4,781,341            141,051            15,030
                   Salomon J. Dayan                    4,920,501              1,890            15,030
                   Richard A. Chaifetz                 4,905,026             17,365            15,030


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




                             AMERIHOST PROPERTIES, INC.
                                   Registrant



Date:  November 13, 1997
              By:  /s/ Russell J. Cerqua
                   Russell J. Cerqua
                   Treasurer/Executive Vice President, Finance



              By:  /s/ James B. Dale
                   James B. Dale
                   Vice President, Finance/Corporate Controllr