Form 10-K405
period 1997-12-31
AMERIHOST PROPERTIES INC
filed 1998-03-31
CIK 778423

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

           [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1997
                                       OR
           [ ]      Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

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

While it is difficult to determine the number of shares owned by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission), the registrant estimates that the aggregate market value of the registrant's Common Stock held by non-affiliates on March 27, 1998 (based upon an estimate that 83.8% of the shares are so owned by non-affiliates and upon the closing price for the Common Stock of $4.38) was $22,789,887.

As of March 27, 1998, 6,212,925 shares of the Registrant's Common Stock were outstanding.

The following documents are incorporated into this Form 10-K by reference:  None

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

Amerihost Properties, Inc. and its subsidiaries (collectively, where appropriate, "Amerihost," or the "Company") is engaged in the development and construction of AmeriHost Inn hotels, its proprietary hotel brand, and the ownership, operation and management of both AmeriHost Inn hotels and other hotels. The AmeriHost Inn brand was created by the Company to provide for the consistent, cost-effective development and operation of mid-price hotels in various markets. All AmeriHost Inn hotels are designed and developed using the Company's 60 to 120 room, interior corridor and indoor pool prototype design and are located in tertiary and secondary markets.

As of December 31, 1997, the Company owned, operated or managed 88 hotels located in 17 states. Of these hotels, 63 hotels are operated or managed under the Company's proprietary brand, the AmeriHost Inn. Of the 88 hotels, the Company owns a 100% or majority ownership interest in 39 hotels and a minority equity interest, ranging from 10% to 50%, in 40 hotels. Of the 79 hotels in which the Company has an ownership interest, 60 are AmeriHost Inn hotels and 19 are other brands, which in most cases were acquired, renovated and repositioned in their respective marketplaces between 1987 and 1993. The majority of the other brand hotels are franchised through Days Inn, Hampton Inn, Holiday Inn and Ramada Inn. The Company also managed nine hotels at December 31, 1997 for unaffiliated third parties whereby the Company has no ownership interest. Three of the nine managed hotels operate as AmeriHost Inn hotels. As of December 31, 1997, an additional eight AmeriHost Inn hotels were under construction. The Company has 100% ownership in four of these hotels, and a minority ownership interest in the remainder.

The table below sets forth information regarding the hotels at December 31, 1997.


                                                         Open               Under
                                                        Hotels           Construction           Total
                                                   Hotels    Rooms     Hotels   Rooms      Hotels   Rooms
         100% or majority ownership:
            AmeriHost Inn hotels                       30     1,871         4      244         34    2,115
            Other brands                                9     1,253        -        -           9    1,253
                                                       39     3,124         4      244         43    3,368
         Minority ownership interest:
            AmeriHost Inn hotels                       30     1,930         4      252         34    2,182
            Other brands                               10       872        -        -          10      872
                                                       40     2,802         4      252         44    3,054
         Managed only hotels:
            AmeriHost Inn hotels                        3       182        -        -           3      182
            Other brands                                6       973        -        -           6      973       91,155- - 91,155
         Totals:
            AmeriHost Inn hotels                       63     3,983         8      496         71    4,479
            Other brands                               25     3,098        -        -          25    3,098
                                                       88     7,081         8      496         96    7,577

Since 1993, the Company's growth strategy has focused on the expansion and increased ownership of the AmeriHost Inn hotel brand through new development and construction. During 1996 and 1997, 41 newly constructed AmeriHost Inn hotels were opened, 18 of which are 100% or majority owned by the Company, and 23 are owned by joint ventures in which the Company has a minority ownership interest. Historically, the AmeriHost Inn hotels achieved a revenue per available room ("RevPAR") higher than that realized by the Company's other owned hotels, including those operated under national franchise affiliations. These favorable operating results experienced by the AmeriHost Inn hotels led to the Company's decision to focus on expanding this brand rather than acquiring or developing hotels under other brand affiliations. The Company intends to continue expanding the development of AmeriHost Inn hotels.

The Company believes it has reached a point where it may realize significant value by entering into a sale/leaseback transaction(s) for certain of its hotels. Such a transaction or transactions would allow the Company to simplify its corporate structure by eliminating its real estate ownership, allow the Company to continue to realize the benefits of its hotel operations, and provide capital for additional expansion of the AmeriHost Inn brand and other fee based revenue sources. Therefore, the Company is currently evaluating the sale/leaseback of certain hotels to various real estate investment trusts ("REIT"). Further, if the Company's joint venture partners participate by selling their hotels to a REIT, the Company would further simplify its structure by eliminating its minority-owned hotels. The Company would then be able to lease these hotels from the REIT and include 100% of their operations in the Company's consolidated financial statements. The Company would continue to build AmeriHost Inn hotels, generate cash from the sale of the hotels to a REIT where appropriate and then enter into leases to operate the hotels. There can be no assurances that any transactions will be consummated. While the primary focus is on the expansion of the AmeriHost Inn brand, part of the Company's growth strategy, is to aggressively pursue the development and management of hotels, including non-AmeriHost Inn hotels, for others. The Company currently manages nine hotels for unaffiliated entities and intends to utilize its expertise in expanding this area.

For new construction projects, the Company offers "turn-key" development services, having the in-house expertise to manage a project from inception through completion, including market research, site selection, architectural services, the securing of financing and construction management. The construction contracts entered into between the Company and the entities owning the hotels have generally been one of two types, providing either for the Company to receive costs plus developer's and construction overhead fees or a fixed fee. The Company has used its development and construction expertise for its own account, for joint ventures in which the Company has an ownership interest, and for unaffiliated parties.

The Company offers complete operational and financial management services, including sales, marketing, quality control, training, purchasing and accounting. This expertise is used for the Company's own account, as well as for joint ventures and unaffiliated entities pursuant to written management contracts. However, under certain management contracts, the Company's joint venture partners are responsible for the day-to-day operational management, while the Company provides full financial management and operational consulting and assistance. The Company is currently managing or co-managing all of the hotels in which it has a minority ownership interest, and is also managing nine hotels for unaffiliated third parties. These hotels are managed under contracts ranging from 1 to 10 years, with optional renewal periods of equal length, and contain provisions under which the Company is paid fees equal to a percentage of total gross revenues for its services and, in some instances, additional incentive fees based upon hotel performance. The Company has developed centralized systems and procedures which it believes allow it to manage the hotels effectively and efficiently. The Company intends to actively pursue management contracts with additional third parties, while continuing to manage hotels for current as well as future joint ventures.

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

All revenues attributable to development, construction, management and employee leasing services with respect to hotels in which the Company has a 100% or majority ownership interest have been eliminated in consolidation.

AMERIHOST INN HOTELS

AmeriHost Inn hotels, the Company's proprietary brand, are designed and constructed using the Company's 60 to 120 room, interior corridor and indoor pool prototype design. The AmeriHost Inn hotel's amenities and services include 24-hour front desk and message service, facsimile machines, whirlpool, exercise room, meeting room, a covered entrance and extensive exterior lighting for added security. The standard AmeriHost Inn guest room features an electronic card-key lock, in-room safe, in-room coffee maker, telephone with data port for personal computer, a work area and a 25" color television with premium cable service or movies on demand. In addition, each Amerihost Inn hotel typically includes two to 12 whirlpool suites which, in addition to the standard amenities, include in-room whirlpools, microwave ovens, compact refrigerators and an expanded sitting area. AmeriHost Inn hotels do not contain food and beverage facilities normally associated with full-service hotels. Food service for hotel guests is generally available from adjacent or nearby free-standing restaurants which are independently owned and operated.

All AmeriHost Inn hotels are operated or managed by the Company in accordance with strict guidelines designed to provide guests with a consistent lodging experience. The Company believes the quality and consistency of the amenities and services provided by its AmeriHost Inn hotels increase guest satisfaction and repeat business. The quality of the AmeriHost Inn product and the consistency of the amenities and services have assisted the chain in becoming the only hotel chain in the U.S. to have achieved an American Automobile Association ("AAA") Three Diamond rating at all of its hotels.

The Company targets smaller communities in tertiary and secondary markets with established demand generators such as major traffic arteries, office complexes, industrial parks, shopping malls, colleges and universities or tourist attractions, as the principal location for the development and construction of AmeriHost Inn hotels. An AmeriHost Inn hotel is typically positioned to attract both business and leisure travelers seeking consistent amenities and quality rooms at reasonable rates, generally ranging from $45 to $70 per night.

The Company's in-house design staff, centralized purchasing program, strict cost controls, and low average land costs all contribute to a favorable cost structure in developing and constructing new AmeriHost Inn hotels. Furthermore, due to the centralization of all accounting, purchasing, payroll and other administrative functions, each hotel is operated efficiently and effectively with a minimal on-site staff. These factors assist the Company in maximizing its return on invested capital, while offering an excellent value to its guests.

OTHER OWNED HOTELS

The Company's non-AmeriHost Inn hotels were primarily acquired by the Company through joint ventures prior to 1993, in most instances at prices below estimated replacement costs. The other hotels have been owned, operated and managed by the Company independently, or as part of a national franchise system such as Days Inn, Hampton Inn, Holiday Inn, and Ramada Inn. The Company believes that franchises in these locations are important in maintaining occupancy levels, which are supported by the Franchisor's national reservation systems and marketing efforts and brand name recognition.

The Company's non-AmeriHost Inn hotels typically are also located in secondary and tertiary markets, with nearby demand generators such as airports, major traffic arteries, office complexes, industrial parks, shopping malls, colleges and universities or tourist attractions. The non-AmeriHost Inn hotels contain 60 to 209 rooms, generate average daily rates ranging from $35 to $65 per night and offer a variety of amenities and services. Approximately one-third of these hotels contain food and beverage facilities.

As part of the Company's strategy to focus its ownership primarily on AmeriHost Inn hotels, the Company intends to pursue selective sales of certain of these other hotels, if and when attractive terms are available. During 1997, the Company sold one wholly-owned hotel and two hotel partnerships in which the Company was a general partner sold their hotels, resulting in cash distributions to the Company upon their sale. These proceeds were, and any proceeds from future sales, if and when completed, are expected to be used by the Company to develop additional AmeriHost Inn hotels or pursue other growth objectives of the Company.

HOTEL PROPERTIES

At December 31, 1997, the Company owned and/or managed 88 hotels in 17 states, concentrated in the midwestern and southern United States. The Company had an additional eight hotels under construction located generally in the same geographical areas.

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

The following is a list of hotel properties under the Company's management at December 31, 1997 by state:

                                                                                                Date
State            Hotel                                                     Rooms          Operations Began

California        AmeriHost Inn Anderson (1)                                  61               01/20/97
                  AmeriHost Inn Yreka (1)                                     61               08/04/97
                                                                             122

Florida           Hampton Inn Ft. Myers (1)                                  123               09/30/92

Georgia           AmeriHost Inn Eagles Landing, Stockbridge (1)               60               08/08/95
                  AmeriHost Inn LaGrange (1)                                  59               03/01/95
                  AmeriHost Inn Smyrna (1)                                    60               12/21/95
                  Days Inn Northwest, Atlanta (2)                            107               11/01/91
                  Days Inn Peachtree, Atlanta                                142               11/01/91
                  Days Inn Jekyll Island (3)                                 162               11/01/91
                                                                             590

Illinois          AmeriHost Inn Effingham (1)                                 61               02/07/97
                  AmeriHost Inn Harvard (1)                                   60               07/01/96
                  AmeriHost Inn Jacksonville (1)                              60               06/14/96
                  AmeriHost Inn Macomb (1)                                    60               05/19/95
                  AmeriHost Inn Players Riverboat Hotel, Metropolis (1)      120               02/25/94
                  AmeriHost Inn Rochelle (1)                                  61               03/07/97
                  AmeriHost Inn Sycamore (1)                                  60               05/31/96
                  AmeriHost Inn Tuscola (1)                                   59               08/17/94
                  Days Inn Melrose Park (1)(3)                               123               07/01/88
                  Days Inn Niles (1)                                         149               01/01/90
                  Days Inn Shorewood (1)                                     179               10/01/89
                  Palwaukee Motor Inn, Wheeling                              138               10/26/89
                                                                           1,130

Indiana           AmeriHost Inn Hammond (1)                                   86               03/29/96
                  AmeriHost Inn Muncie                                        60               04/07/95
                  AmeriHost Inn Plainfield (1)(2)                             60               09/01/92
                  Days Inn Cloverdale (1)(2)                                  60               11/04/88
                  Days Inn Crawfordsville (1)(2)                              60               01/30/89
                  Days Inn Plainfield (1)(2)                                  64               05/01/90
                  Days Inn Portage (1)                                       118               04/01/91
                  Days Inn Sullivan (1)                                       60               08/14/87
                  Ramada Inn Lafayette (1)                                   144               02/02/94
                                                                             712


Iowa              AmeriHost Inn Mt. Pleasant (1)                              63               07/02/97
                  AmeriHost Inn Storm Lake (1)                                61               08/13/97
                  AmeriHost Inn Waverly (1)                                   60               08/28/96
                                                                             184

Kentucky          AmeriHost Inn Murray (1)                                    60               11/01/96

Louisiana         Days Inn Kenner, New Orleans                               324               11/01/91

Michigan          AmeriHost Inn Coopersville (1)                              60               12/31/95
                  AmeriHost Inn Grand Blanc (1)                               60               07/17/96
                  AmeriHost Inn Grand Rapids North, Walker (1)                60               07/05/95
                  AmeriHost Inn Grand Rapids South (1)                        61               06/11/97
                  AmeriHost Inn Hudsonville (1)                               61               11/24/97
                  AmeriHost Inn Marshall (1)                                  61               04/02/97
                  AmeriHost Inn Monroe (1)                                    63               09/19/97
                  AmeriHost Inn Muskegon, Norton Shores (1)                   61               11/04/96
                  AmeriHost Inn Port Huron (1)                                61               07/01/97
                                                                             548

Mississippi       AmeriHost Inn Batesville (1)                                60               04/26/96
                  AmeriHost Inn Tupelo (1)                                    61               07/25/97
                  Days Inn Vicksburg Landing (1)                              89               05/13/95
                                                                             210

Missouri          AmeriHost Inn Mexico (1)                                    61               12/06/97
                  AmeriHost Inn Warrenton (1)                                 63               11/07/97
                                                                             124

Ohio              AmeriHost Inn Ashland (1)                                   62               08/09/96
                  AmeriHost Inn Athens (1)(2)                                102               11/04/89
                  AmeriHost Inn Delaware (1)                                  73               05/16/97
                  AmeriHost Inn Jeffersonville North (1)(2)                   60               07/20/96
                  AmeriHost Inn Jeffersonville South (1)(2)                   60               10/14/94
                  AmeriHost Inn Kenton (1)(2)                                 60               08/02/96
                  AmeriHost Inn Lancaster (1)(2)                              60               09/04/92
                  AmeriHost Inn Logan (1)(2)                                  60               04/16/93
                  AmeriHost Inn Mansfield (1)                                 60               11/19/94
                  AmeriHost Inn Marysville (1)(2)                             79               06/01/90
                  AmeriHost Inn Norwalk                                       61               07/25/97
                  AmeriHost Inn Oxford                                        61               02/01/91
                  AmeriHost Inn St. Mary's (1)(2)                             61               11/25/97
                  AmeriHost Inn Upper Sandusky (1)                            60               04/12/95
                  AmeriHost Inn Wilmington (1)(2)                             61               02/21/97
                  AmeriHost Inn Wooster East (1)                              58               01/18/94
                  AmeriHost Inn Wooster North (1)                             60               10/20/95
                  AmeriHost Inn Zanesville (1)(2)                             60               07/30/96
                  Days Inn Athens (1)(2)                                      60               01/16/88
                  Days Inn Akron/Kent, Brimfield (1)(2)                       67               08/04/89
                  Days Inn Dayton South (1)                                  215               01/20/92
                  Days Inn New Philadelphia (1)(2)                           104               06/04/92
                  Ramada Inn Middletown (1)                                  120               07/03/92
                                                                           1,724

Pennsylvania      AmeriHost Inn Grove City (1)                                61               04/27/97
                  AmeriHost Inn Shippensburg (1)                              60               08/09/96
                  Holiday Inn Altoona (1)                                    144               08/31/92
                  Holiday Inn Oil City (1)                                   106               12/02/92
                                                                             371
Texas             AmeriHost Inn Allen (1)                                     60               07/25/96
                  AmeriHost Inn McKinney (1)                                  61               01/07/97
                  AmeriHost Inn San Marcos (1)                                61               05/23/97
                                                                             182

Vermont           Holiday Inn White River Junction (1)                       140               06/24/93


West Virginia     AmeriHost Inn New Martinsville (1)(2)                       60               05/03/96
                  AmeriHost Inn Mineral Wells (1)(2)                          61               12/30/96
                  AmeriHost Inn Parkersburg (1)(2)                            79               06/26/95
                                                                             200

Wisconsin         AmeriHost Inn Green Bay (1)                                 60               10/12/96
                  AmeriHost Inn Kimberly (1)                                  63               06/30/97
                  AmeriHost Inn Mosinee (1)                                   53               04/30/93
                  AmeriHost Inn Whitewater (1)                                61               09/08/97
                  Menominee Casino-Bingo-Hotel, Keshena                      100               09/14/94
                                                                             337

                                                   TOTAL ROOMS             7,081
                                                   TOTAL PROPERTIES           88

     (1) Indicates properties in which the Company owns a direct or indirect equity or leasehold interest.
     (2)  Indicates properties which are co-managed with partners.
     (3)  Property was sold in 1998.


The table below shows the average occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") experienced by the Company in 1997 in various locations. These statistics include all hotels open as of December 31, 1997.

                                                            Average           Average         Revenue Per
                                                           Occupancy        Daily Rate       Available Room

Ohio (23 hotels)                                             54.1%             $53.96              $29.17
Illinois, Iowa and Wisconsin (20 hotels)                     56.2%             $47.72              $26.80
Georgia (6 hotels)                                           55.8%             $49.33              $27.52
Indiana and Kentucky (10 hotels)                             57.9%             $50.21              $29.09
Michigan (9 hotels)                                          57.0%             $55.54              $31.65
Pennsylvania (4 hotels)                                      61.9%             $54.58              $33.78
West Virginia (3 hotels)                                     53.5%             $56.49              $30.20
Mississippi (3 hotels)                                       59.8%             $54.45              $32.56
Texas (3 hotels)                                             50.0%             $51.68              $25.82
Other hotels (located in California, Florida,
         Louisiana, Missouri and Vermont)                    52.4%             $48.48              $25.39

All hotels                                                   55.6%             $51.21              $28.49


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

Since the early 1990's, the United States lodging industry has shown significant improvement. The primary element contributing to the industry's improved performance has been increased economic activity, which has resulted in growth in the demand for hotel rooms. This growth in hotel room demand has resulted in positive trends industry-wide for room revenues. Although industry analysts expect slight declines in industry-wide occupancy over the next few years, they still expect industry-wide revenues to expand given the anticipated demand growth and strong average daily rate increases. According to Coopers & Lybrand L.L.P.'s Hospitality Directions (February 1998), the overall United States hotel room occupancy declined 1.0% in 1997, while average daily rates increased 6.2%, resulting in a 5.1% increase in RevPAR.

GROWTH STRATEGY

The Company's growth strategy is to increase revenues, EBITDA (as defined below) and net income per share by: (i) developing, operating and owning or leasing additional AmeriHost Inn hotels; (ii) developing and managing hotels for affiliated and unaffiliated parties; (iii) maintaining or enhancing occupancy and average daily rate results at all of its hotels; and (iv) controlling operating and corporate overhead expenses. EBITDA is used by the Company as a supplemental performance measure along with net income to report its operating results. EBITDA is defined as net income, adjusted to eliminate the impact of
(i) interest expense; (ii) interest and other income; (iii) leasehold rents for hotels, which the Company considers to be financing costs similar to interest;
(iv) income tax expense (benefit); (v) depreciation and amortization; and (vi) gains or losses from property transactions.

The Company's primary growth strategy is to focus on the expansion of its proprietary brand, the AmeriHost Inn. During 1997, the Company opened 14 wholly-owned AmeriHost Inn hotels and had another four under construction at December 31, 1997. The Company also continued the development of AmeriHost Inn hotels through joint ventures. During 1997, such joint ventures opened nine AmeriHost Inn hotels and an additional four were under construction at December 31, 1997. The Company may seek to increase its ownership interest in existing AmeriHost Inn hotels in which the Company has less than a 100% ownership interest, if available on favorable economic terms. The Company acquired a 100% ownership interest during 1997 in one hotel in which the Company already held a minority ownership interest. The Company converted this hotel and another hotel from another brand to the AmeriHost Inn brand during 1997. These hotels had been built by the Company using the AmeriHost Inn standard prototype.

The Company intends to continue using its hotel development and management expertise to build and operate hotels for itself, as well as for future joint ventures in which the Company holds a minority ownership interest. In addition, the Company is also focused on actively pursuing development contracts and management contracts with unaffiliated entities. This may include building and managing non-AmeriHost Inn hotels.

During 1997, the Company began construction on 12 AmeriHost Inn hotels, and completed construction of a record 23 hotels, all of which were AmeriHost Inn hotels. The Company intends to continue developing and constructing AmeriHost Inn hotels in communities located in tertiary and secondary markets which already have established demand generators, such as major traffic arteries, office complexes, industrial parks, shopping malls, colleges and universities or tourist attractions. Typically, the Company seeks communities where an active economic development program is in place, which suggests long-term growth potential for additional lodging demand. In most cases, the local community is interested in a new hotel because existing facilities are dated or inconvenient. The Company provides comfortable, professionally managed accommodations which are typically not available in that community.

The Company has an in-house development staff dedicated to identifying and evaluating new development opportunities. Once a market has been identified and a site has been selected, the Company initiates its due diligence process prior to the construction of one of its hotels. Such due diligence typically consists of environmental surveys, feasibility and engineering studies and the securing of zoning and building permits. The Company also maintains an in-house construction and design department, which enables it to manage all phases of construction. The Company's in-house architects and design personnel prepare the blueprints for each AmeriHost Inn hotel through the use of computer assisted drafting equipment, thereby reducing architectural fees. In most cases, the Company hires a general contractor to construct the hotel for a fixed price, eliminating much of the risk typically associated with construction. The Company's project managers oversee the general contractor through each phase of construction in order to assure the quality and timing of the construction.
With few exceptions, such as the interior color scheme, each AmeriHost Inn hotel is the same in every detail, including the overall layout, the room sizes and the indoor pool area. The replication of its prototype design allows for accurate budgeting of its construction and overhead costs.

Historically, the Company has financed its hotel development and construction through a combination of equity and debt financing, with the equity financing typically provided by the Company and/or its joint venture partners, and the debt financing typically provided by local or regional banks. All of the AmeriHost Inn hotels currently under construction are being financed in this manner, including one joint venture which intends to lease the land.

The Company intends to increase its revenue, EBITDA and net income per share through the continued development of its AmeriHost Inn brand hotel and the continued implementation of its operating and marketing strategies. The Company believes that it can develop and operate additional AmeriHost Inn hotels having occupancies and average daily rates similar to those the Company has achieved at its existing AmeriHost Inn hotels. Moreover, the Company believes that the development of additional AmeriHost Inn hotels and expanded geographic diversity will continue to enhance the awareness of the AmeriHost Inn brand and thus improve revenues at existing, as well as future, AmeriHost Inn hotels. The Company believes that leveraging its expertise in hotel development and management by providing these services to unaffiliated parties will also assist the Company in reaching its financial objectives.

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

The Company has designed a financial management system whereby all accounting and operating information is processed in the Company's centralized accounting office at its headquarters. The system includes cash management, accounts payable and the generation of daily financial and operating information and monthly financial statements which allow senior management and the regional, area and general managers to closely monitor performance and to quickly react to changes in operational conditions. The Company provides each hotel with standardized forms and procedures to ensure uniform and efficient financial reporting. The Company's financial management system relieves certain management and reporting burdens from the individual hotel managers, enabling them to focus on the operation and marketing of the hotel. The centralized financial management system also enhances the quality and timing of internal financial reports. All payroll functions are also centralized at the Company's headquarters through its employee leasing subsidiary, allowing the Company to have greater control over payroll costs. In addition, since all of the approximately 2,000 hotel personnel are employed by the same company, the costs of certain payroll related expenses are lower than if each hotel maintained its own employees, and the Company is able to offer a more attractive health insurance program to its employees.

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

During the fall of 1997, the Company introduced its toll-free reservation number. By dialing 800-434-5800, a guest can make a reservation at any one of the AmeriHost Inn hotels throughout the country. The Company anticipates that the reservation system will significantly increase the number of reservations as the brand awareness increases. In an effort to boost brand awareness, the Company has also implemented a regional marketing campaign using various media including radio and newspaper. The markets and media selected for the marketing activities were based on extensive research done by the Company and an advertising consultant. The Company and its joint venture partners have committed that 1% of each hotel's room revenues will be used for the regional marketing program.

JOINT VENTURES

The Company continued to develop new hotels through joint ventures in 1997, whereby the Company and other investors agree to jointly undertake the development, construction, acquisition or renovation of a hotel property. As of December 31, 1997, the Company had 53 projects with joint venture partners, including multiple projects with certain joint venture partners.

The Company's joint ventures have taken various forms, including general partnerships, limited partnerships, and limited liability companies. Each joint venture has been formed with respect to a particular hotel project and reflects the characteristics of that project, including the relative contributions, in cash, property or services, of its partners. In most instances, the joint venture has taken the form of a limited partnership, with a wholly-owned subsidiary of the Company as a general partner with sole or joint management authority. The Company's subsidiary, as general partner, has typically received a partnership interest ranging from 15% to 30% for contributing the Company's expertise. In certain cases, the subsidiary has also contributed a minimal amount of cash. The limited partners (which may include the Company or its affiliates in some instances) have typically contributed the cash equity required to fund the project and have received interests proportionate to their contributions. A typical joint venture agreement provides that the profits and losses of the entity will be allocated among the partners in proportion to their respective interests. However, the distribution of operating cash flow and asset sale proceeds to the Company in proportion to its ownership interest is often subordinate to the prior return of capital and other distributions payable to the other joint venture partners. In addition, in five recent joint venture arrangements, the equity interests held by the joint venture partners are exchangeable into shares of the Company's common stock and the Company has guaranteed minimum annual distributions to the joint venture partners in four of these joint ventures.

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

COMPETITION

There is significant competition in the mid-price lodging industry. There are numerous hotel chains that operate on a national or regional basis, as well as other hotels, motor inns and other independent lodging establishments throughout the United States. Competition is primarily in the areas of price, location, quality, services and amenities. Many of the Company's competitors have recognized trade names, greater resources and longer operating histories than the Company. However, the Company believes that its management is sufficiently experienced, and the markets which the Company targets for development typically offer lesser competition, enabling the Company to compete successfully.

There are a number of companies which develop, construct and renovate hotels. Some of these companies perform these services only for their own account, while others actively pursue contracts for these services with third party owners.
The Company believes that it can develop, construct and renovate hotels at costs which are competitive. The Company believes that its use of a well-developed prototype, significant experience (the Company has managed the development and construction of nearly 80 hotels) and volume purchasing of furniture and amenities result in development costs which are lower than those experienced by many competitors building comparable hotels. The Company also believes that its ability to offer additional services, such as hotel management, provides some competitive advantages.

There are many hotel management companies which provide management services to hotels similar to the services provided by the Company. While the quantity of competition may be high, the Company believes that the quality of its services, including its information and management systems and employee leasing operations, will enable the Company to compete successfully. The Company believes that its focus on tertiary and secondary markets also lessens competition for the types of services provided by the Company.

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

FRANCHISE AGREEMENTS

At December 31, 1997, the Company had franchise agreements (collectively, the "Franchise Agreements") with Days Inn of America, Inc., Promus Hotels, Inc. (regarding Hampton Inns), Holiday Inns, Inc., Holiday Inns Franchising, Inc. and Ramada Franchise Systems, Inc. Although the terms of the various Franchise Agreements differ, each requires the Company to pay a monthly royalty fee for the right to operate the hotel under the "flag" of that Franchisor and to have access to the other benefits provided by such Franchisor, including access to reservation systems, marketing plans and use of trademarks. The royalty fees are typically based on gross revenues attributable to room rentals, plus marketing and reservation contributions, and typically range between 8% and 10% of gross room revenues. In addition, the Company and/or the joint venture which owns a hotel operated pursuant to a Franchise Agreement will have ongoing obligations to maintain the quality and condition of the hotel to the standards required by the Franchisor. The term of a Franchise Agreement typically is between 10 and 20 years, with a substantial penalty for early termination by the Company with either party typically having the right to terminate after five years. The Company believes that it is generally in compliance with its Franchise Agreements, and the loss of any one of the Franchise Agreements would not have a material impact on the Company.

EMPLOYEES

As of December 31, 1997, the Company and its subsidiaries had 2,053 full and part-time employees:

       Hotel Management:
             Operations                      25
             Accounting and finance          18
             Property general managers       90

       Hotel Development:                    15

       Hotel Operations:                    886

       Corporate:
             General and administrative       8
             Officers                         3

       Employee Leasing:
             General and administrative       5
             Operations                   1,003
                                           2,053

At December 31, 1997 approximately 10 of the Company's housekeeping employees (at the Days Inn Melrose Park) were members of the Hotel, Motel, Club, Cafeteria, Restaurant Employees and Bartenders Union, Local 450 AFL-CIO, and were covered by a collective bargaining agreement which was in place with such union. The Company sold its ownership interest in the Days Inn Melrose Park in February 1998. The Company no longer has any employees covered by a collective bargaining agreement. To date, the Company has not experienced any work stoppages or significant employee-related problems. The Company believes that its relationship with its employees is good.

ITEM 2.   PROPERTIES.

The Company's corporate offices and the offices of its wholly-owned subsidiaries are located in approximately 18,100 square feet of space at 2400 East Devon Avenue, Suite 280, Des Plaines, Illinois 60018. These offices are occupied under a lease that expires on December 31, 2000.

At December 31, 1997, the Company had a 100% or majority ownership or leasehold interest in 39 operating hotels and four hotels under construction, located in 14 states. The land, building, furniture, fixtures and equipment and construction in progress for these hotels is reflected in the Company's Consolidated Balance Sheet at December 31, 1997. These assets were substantially pledged to secure the related long-term mortgage debt. See Item 1 and Notes 6 and 7 to the Consolidated Financial Statements under Item 14.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.


                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.

The Company's Common Stock is traded on the Nasdaq National Market under the symbol HOST. As of March 27, 1998, there were 1,438 holders of record of the Company's Common Stock. The following table shows the range of reported high and low closing prices per share.

                                                                                 High($)           Low($)
FISCAL 1996
   First quarter                                                                    8.25             6.25
   Second quarter                                                                   9.94             8.50
   Third quarter                                                                    8.63             5.88
   Fourth quarter                                                                   7.63             6.06

FISCAL 1997
   First quarter                                                                    7.63             5.31
   Second quarter                                                                   7.88             6.06
   Third quarter                                                                    7.13             6.19
   Fourth quarter                                                                   6.88             5.13

FISCAL 1998
   First quarter (through March 27, 1998)                                           5.81             3.94


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

ITEM 6.   SELECTED FINANCIAL DATA.

The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements. The consolidated financial statements for all years presented have been audited by the Company's independent auditors, whose report on such consolidated financial statements for the three years ended December 31, 1997, 1996 and 1995 is included herein under
Item 14. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto under Item 14 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                             (in thousands, except per share data)

                                                                    Fiscal Year Ended December 31,
                                                          1997       1996       1995        1994       1993
STATEMENT OF OPERATIONS DATA:
  Revenue                                               $ 62,666   $ 68,342    $51,962    $ 43,347   $ 34,274
  Operating costs and expenses                            52,285     54,360     41,317      37,076     30,389
  Depreciation and amortization expense                    4,532      3,479      2,268       1,141        928
  Leasehold rents - hotels                                 1,729      2,122      1,976       1,661      1,652
  Corporate general and administrative                     2,140      1,928      2,111       2,013      1,783

  Operating income (loss)                                  1,980      6,453      4,290       1,456       (478)

  Interest expense, net                                    3,299      2,142      1,195         427        596

  Net income (loss)                                     $   (966)  $  3,395    $ 2,138    $    571   $   (761)

  Earnings (loss) per share:
          Basic                                         $  (0.15)  $   0.57    $  0.37    $   0.10   $  (0.16)
          Diluted                                       $  (0.19)  $   0.49    $  0.34    $   0.10   $  (0.16)

  Weighted average shares outstanding:
          Basic                                            6,283      6,008      5,839       5,498      4,677
          Diluted                                          6,659      6,839      6,371       5,525      4,677

BALANCE SHEET DATA:
  Total assets                                          $ 92,668   $ 66,901    $52,453    $ 34,404   $ 24,174
  Long-term debt, including current portion               60,235     34,339     25,014      13,542      6,408
  Working capital                                         (2,208)       366      1,854       4,182      5,048
  Shareholders' equity                                    21,593     20,912     17,267      13,672     12,781

OTHER DATA:
  EBITDA (1)                                            $  6,023   $ 12,447    $ 8,862    $  4,143   $  1,608
  Cash provided by operating activities                    1,858      7,558      1,918       2,215        693
  Cash used in investing activities                      (28,463)   (11,347)   (13,506)     (8,764)   (10,737)
  Cash provided by financing activities                   25,926      5,447      9,933       7,690     10,651
  Capital expenditures                                    29,343     14,049     12,539       7,872      8,292

   (1)    EBITDA is not defined by generally accepted accounting principles
          ("GAAP"), however the Company believes it provides relevant information about its operations and is necessary for an understanding of the Company's operations, given its significant investment in real estate. EBITDA should not be considered as an alternative to operating income (as determined in accordance with GAAP) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. EBITDA is defined as net income, adjusted to eliminate the impact of (i) interest expense; (ii) interest and other income; (iii) leasehold rents for hotels, which the Company considers to be financing costs similar to interest; (iv) income tax expense
          (benefit); (v) depreciation and amortization; and (vi) gains or losses from property transactions. EBITDA for 1997, when calculated to exclude non-recurring charges for costs associated with contractual terminations and costs incurred in connection with a potential merger or acquisition which was not consummated, would have been approximately $7.9 million. EBITDA for 1996, when calculated to exclude a non-recurring charge for costs associated with a public offering of common stock which was not consummated, would have been approximately $12.9 million. EBITDA for 1993, when calculated to exclude a non-cash debt acceleration charge of $485,411 relating to the prepayment of subordinated debt, would have been approximately
          $2.1 million.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company is engaged in the development of AmeriHost Inn hotels, its proprietary brand, and the ownership, operation and management of AmeriHost Inn hotels and other mid-price hotels. As of December 31, 1997, there were 63 AmeriHost Inn hotels open, of which 28 were wholly-owned, two were majority-owned, 30 were minority-owned, and three were managed for unrelated third parties. A total of 25 AmeriHost Inn hotels were opened during the past twelve months, including two hotels which were converted from other brand affiliations. The Company intends to use the AmeriHost Inn brand when expanding its hotel operations segment. All of the hotels currently under construction will be AmeriHost Inn hotels. As of December 31, 1997, eight AmeriHost Inn hotels were under construction, of which four will be wholly-owned, and four will be minority-owned. Same room revenues for all AmeriHost Inn hotels increased approximately 3.9% in 1997 compared to 1996, attributable to an increase of $1.55 in average daily rate and a 1.0% increase in occupancy. These results relate to the AmeriHost Inn hotels that were operating for at least thirteen full months at December 31, 1997.

Revenues from hotel operations consist of the revenues from all hotels in which the Company has a 100% or majority ownership or leasehold interest ("Consolidated" hotels). Investments in other entities in which the Company has a minority ownership interest are accounted for using the equity method. As a result of the Company's focus on increasing the number of Consolidated hotels, the Company expects that revenues from the hotel operations segment will increase over time as a percentage of the Company's overall revenues. Development and construction revenues consist of one-time fees for new construction, acquisition and renovation activities performed by the Company for minority-owned hotels and unrelated third parties. The Company also receives revenue from management services provided to minority-owned hotels and unrelated third parties. Employee leasing revenues consist of revenues the Company receives for leasing its employees to minority-owned hotels and unrelated third parties.

The results for 1997 were consistent with the Company's primary objective of increasing the number of wholly-owned, Consolidated AmeriHost Inn hotels. Due to the Company's focus on developing and constructing a significant number of Consolidated AmeriHost Inn hotels during 1997, the Company recognized lower revenues and earnings from the development and construction of hotels for minority-owned entities and unrelated third parties. In addition, the Company disposed of several non-AmeriHost Inn hotels during the past twelve months, as part of the Company's plan to invest all available resources into the AmeriHost Inn hotel brand. Although this strategy has a short-term negative impact on revenues and earnings, the Company believes that the long-term benefits will be substantial. The Company will continue to develop hotels for joint ventures on a selected basis.

Revenues from Consolidated AmeriHost Inn hotels increased 71.9% to $14.7 million in 1997, from revenues of $8.5 million in 1996, due to the addition of 14 Consolidated AmeriHost Inn hotels during the past twelve months. Revenues from the hotel management and employee leasing segments increased by 9.2% in total during 1997 due primarily to the net addition of seven minority-owned and unrelated third party AmeriHost Inn hotels. These increases were offset by a decrease in non-AmeriHost Inn hotel revenues as a result of the disposition of four hotels during 1997 and a decrease in hotel development and construction revenue from joint ventures, resulting in a decrease in total revenues of 8.3% to $62.7 million during 1997, from $68.3 million in 1996. In addition, a record number of Consolidated AmeriHost Inn hotels opened during 1997. These hotels generally were operating in 1997 during their pre-stabilization period, when revenues are typically lower. Net loss for 1997 was ($966,443), or ($0.19) per diluted share in 1997, compared to net income of $3.4 million, or $0.49 per diluted share in 1996. The Company sold two Consolidated hotels during 1997, resulting in a total gain, net of minority interests, of $1.7 million. These gains were more than offset by non-recurring charges of $1.9 million from the termination of a consulting agreement with Urban 2000 Corp. (a company owned by the Company's Chairman of the Board and a former officer/director), severance fees paid in connection with the departure of an officer/director and costs incurred in connection with a potential merger/acquisition which was not consummated. During 1996, the Company realized gains from the sale of hotels of $907,106, net of minority interests, and incurred $403,657 in costs associated with a public offering of the Company's Common Stock which was not consummated. Excluding the gains from property sales and the non-recurring charges, net income (loss) per diluted share was ($0.18) and $0.44 for 1997 and 1996, respectively.

The Company uses EBITDA as a supplemental performance measure along with net income to report its operating results. EBITDA is defined as net income, adjusted to eliminate the impact of (i) interest expense; (ii) interest and other income; (iii) leasehold rents for hotels, which the Company considers to be financing costs similar to interest; (iv) income tax expense (benefit), (v) depreciation and amortization; and (vi) gains or losses from property transactions. EBITDA should not be considered as an alternative to operating income (as determined in accordance with GAAP) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. EBITDA, as defined by the Company, is included herein due to numerous requests by investors and analysts. Management believes that investors and analysts find it to be a useful tool for measuring the Company's ability to service debt. EBITDA decreased 51.6% to $6.0 million during 1997, from $12.4 million during 1996. After eliminating non-recurring charges, EBITDA decreased 38.5% to $7.9 million in 1997 from $12.9 million in 1996.

The Company had retained an investment banking firm to review strategic alternatives for the Company. During this process, the Company and its joint venture partners had postponed the development of additional hotels which were expected to begin construction during 1997. Although the Company continues to evaluate strategic alternatives to finance the Company's anticipated growth, it has terminated the services of the investment banking firm.

Amerihost had an ownership interest in 79 hotels at December 31, 1997 versus 61 hotels at December 31, 1996 (excluding hotels under construction). This increased ownership was achieved primarily through the development of AmeriHost Inn hotels for the Company's own account and for minority-owned entities. These amounts include a net increase of 11 Consolidated hotels, from 28 at December 31, 1996 to 39 at December 31, 1997.


RESULTS OF OPERATIONS

The following table sets forth the percentages of revenues of the Company represented by components of net income for 1997, 1996 and 1995.

                                                                Percentage of Total Revenue
                                                                  Year Ended December 31,
                                                       1997             1996             1995

Revenue                                                100.0%           100.0%           100.0%
Operating costs and expenses                            83.4             79.5             79.5
                                                        16.6             20.5             20.5

Depreciation and amortization                            7.2              5.2              4.4
Leasehold rents - hotels                                 2.8              3.1              3.8
Corporate general and administrative                     3.4              2.8              4.0

Operating income                                         3.2              9.4              8.3

Interest expense                                       ( 6.5)           ( 4.0)           ( 3.4)
Interest and other income                                1.4              1.1              1.2
Equity in income and losses of affiliates              ( 0.8)             1.2              0.7
Gain on sale of assets                                   2.7              1.3              -
Non-recurring expenses                                  (3.0)           ( 0.6)             -

Income (loss) before minority interests and
        income taxes                                   ( 3.0)             8.4              6.8

Minority interests in operations of consolidated
  subsidiaries and partnerships                          0.3             -               ( 0.1)

Income (loss) before income taxes                      ( 2.7)             8.4              6.7

Income tax benefit (expense)                             1.2            ( 3.4)           ( 2.6)

Net income (loss)                                       (1.5)%            5.0%             4.1%



1997 Compared to 1996

Revenues decreased 8.3% to $62.7 million in 1997 from revenues of $68.3 million in 1996. Increases in revenues from the Consolidated AmeriHost Inn hotels, the hotel management segment and the employee leasing segment were more than offset by decreases in the hotel development and construction segment and the non-AmeriHost Inn hotel operations segment.

Hotel operations revenue increased 4.1% to $31.9 million in 1997 from $30.6 million in 1996. Revenue from Consolidated AmeriHost Inn hotels increased 71.9% in 1997 compared to 1996. This increase was attributable primarily to the addition of 16 Consolidated AmeriHost Inn hotels during 1997, including the addition of 14 newly constructed Consolidated AmeriHost Inn hotels, the acquisition of additional ownership interest in one existing hotel causing it to become a Consolidated AmeriHost Inn hotel, and the conversion of one Consolidated hotel to an AmeriHost Inn hotel. The increases in AmeriHost Inn hotel revenue during 1997 was offset by a decrease of 22.0% in other brand hotel revenue, resulting from the sale of three non-AmeriHost Inn Consolidated hotels, the conversion of one hotel to an AmeriHost Inn hotel, and the termination of the lease for another non-AmeriHost Inn hotel during 1997. The hotel operations segment included the operations of 39 Consolidated hotels (including 30 AmeriHost Inn hotels) comprising 3,124 rooms at December 31, 1997, compared to 28 Consolidated hotels (including 14 AmeriHost Inn hotels) comprising 2,703 rooms at December 31, 1996. After considering the Company's ownership interest in the majority-owned Consolidated hotels, this translates to 2,804 and 2,338 equivalent owned rooms as of December 31, 1997 and 1996, respectively, or an increase of 19.9%. Recently, the Company has experienced an increase in competition in certain markets, primarily from newly constructed hotels. As a result, there is increased downward pressure on occupancy levels. The average daily rates, however, continue to show strong increases. The Company anticipates that the impact from new competition will be short-term for the following reasons. First, as the number of AmeriHost Inn hotels increases, the greater the benefits will be at all locations from marketplace recognition and repeat business. Second, since the Company typically builds hotels in growing markets, it expects to see additional hotel development. As these growth markets mature, the room supply is expected to be commensurate with room demand.

Hotel development activity is summarized as follows:

                                          1997                      1996                      1995
                               Unaffiliated &            Unaffiliated &            Unaffiliated &
                                 Minority-  Consolidated    Minority- Consolidated   Minority-  Consolidated
                                 Owned (1)   Hotels (2)     Owned (1)  Hotels (2)    Owned (1)   Hotels (2)

     Under construction at
        beginning of year               7          12            14          3             6           3

     Starts                             6           6             9         12            14           6

     Completions                        9          14            16          3             6           6

     Under construction at
        end of year                     4           4             7         12            14           3

   (1) hotels developed/constructed for unaffiliated third parties and entities in which the Company holds a minority ownership interest

   (2) hotels developed/constructed for the Company's own account and for entities in which the Company holds a majority ownership interest

Hotel development revenue decreased 36.2% to $14.6 million during 1997 from $22.9 million 1996. The decrease was due to the decrease in hotel development and construction activity performed for unrelated entities or entities in which the Company holds a minority ownership interest. The Company was constructing 13 hotels for minority-owned entities or unrelated third parties during 1997, including nine hotels which opened during 1997, compared to 23 hotels during 1996. The Company also had several additional projects in various stages of pre-construction development during both years.

Hotel management revenue increased 8.6% to $3.0 million during 1997 from $2.8 million during 1996. The number of hotels managed for third parties and minority-owned entities increased from 44 hotels, representing 3,745 rooms, at December 31, 1996 to 49 hotels, representing 3,957 rooms, at December 31, 1997. The addition of management contracts for nine newly constructed hotels (561 rooms) was partially offset by the elimination of revenues for one management contract (60 rooms) with a minority-owned hotel which became a Consolidated AmeriHost Inn hotel due to the Company acquiring additional ownership interest, and the termination of three management contracts for non-AmeriHost Inn hotels with unrelated third parties (289 rooms). The management contracts terminated, all of which were for hotels other than the AmeriHost Inn brand, were typically for larger hotels compared to the nine hotels added during 1997.

Employee leasing revenue increased 9.3% to $13.1 million during 1997 from $12.0 million during 1996, due primarily to the addition of hotels managed for minority-owned entities as described above, and the related increase in payroll costs which is the basis for the employee leasing revenue.

Total operating costs and expenses decreased 3.8% to $52.3 million (83.4% of total revenues) during 1997 from $54.4 million (79.5% of total revenues) during 1996. Operating costs and expenses in the hotel operations segment increased 12.5% to $23.7 million during 1997 from $21.1 million during 1996. This increase resulted primarily from the net addition of 11 Consolidated hotels to this segment and is directly related to the 71.9% increase in Consolidated AmeriHost Inn hotel revenue during 1997, offset by the 22.0% decrease in non-AmeriHost Inn hotel revenue. Hotel operations segment operating costs and expenses as a percentage of segment revenue increased to 74.4% during 1997 from 68.9% during 1996. The increase from consolidated AmeriHost Inn hotels was due primarily to a greater number of hotels in 1997 operating during their initial stabilization period, when revenues are typically lower. The increase from non-AmeriHost Inn hotels was due to a decrease in same room revenue and additional expenses associated with the sale/disposition of four hotels.

Operating costs and expenses for the hotel development segment decreased 30.2% to $13.7 million during 1997 from $19.7 million during 1996, consistent with the 36.2% decrease in hotel development revenues for 1997. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased to 93.7% during 1997 from 85.7% during 1996. The activity in 1997 consisted primarily of construction activity which has higher operating costs in relation to the revenue recognized. The activity in 1996 also consisted of a significant level of construction activity, however 1996 also included was a greater level of development activity which has lower operating costs in relation to the revenue recognized. In addition, the activity in 1996 included contracts whereby the Company acted as construction manager, whereby the Company only records the net construction management fee as revenue.

Hotel management segment operating costs and expenses increased 5.9% to $2.0 million during 1997, from $1.9 million during 1996. The increase in hotel management segment operating expenses was consistent with the 8.6% increase in segment revenues for 1997, offset by the termination in the first quarter of 1997 of certain contractual payments which had been made to co-managers and the allocation of preopening costs associated with the significant number of hotels opened during 1997. Employee leasing operating costs and expenses increased 9.5% to $12.8 million during 1997 from $11.7 million during 1996, which is consistent with the 9.3% increase in segment revenue for 1997.

Depreciation and amortization expense increased 30.3% to $4.5 million during 1997 from $3.5 million during 1996. This increase was primarily attributable to the net addition of 11 Consolidated hotels to the hotel operations segment and the resulting depreciation and amortization therefrom.

Leasehold rents - hotels decreased 18.5% to $1.7 million during 1997 from $2.1 million during 1996. The decrease in 1997 compared to 1996 was primarily due to the sale of two leased Consolidated non-AmeriHost Inn hotels, the exercise of the lease purchase option for a Consolidated non-AmeriHost Inn hotel, and the termination of the lease for another Consolidated non-AmeriHost Inn hotel, partially offset by an increase in percentage rents for certain hotels which are based on the hotel's operating revenues.

Corporate general and administrative expense increased 11.0% to $2.1 million during 1997 from $1.9 million during 1996, and can be attributed primarily to the Company's overall growth and the allocation of costs associated with hotel development activity.

The Company's operating income decreased 69.3% to $2.0 million during 1997 from $6.5 million during 1996. The following discussion of operating income by segment is exclusive of any corporate overhead cost allocation. Operating income from the hotel operations segment decreased 44.8% to $2.4 million in 1997 from $4.4 million in 1996, resulting from the impact of the significant number of Consolidated AmeriHost Inn hotels operating in 1997 during their initial stabilization period as well as the sale of four non-AmeriHost Inn hotels during 1997 and late 1996. Operating income from the hotel development segment decreased 73.9% to $838,452 during 1997 from $3.2 million during 1996. The decrease in hotel development operating income was due to the decrease in hotels developed and constructed for third parties and minority-owned entities during 1997. Operating income from the hotel management segment increased 13.2% to $647,230 during 1997 from $571,680 during 1996. This increase was due primarily to the net addition of five hotel management contracts with minority-owned and unaffiliated entities during 1997. Employee leasing operating income increased 3.6% to $320,826 during 1997 from $309,805 during 1996, due to the increase in employee leasing agreements with minority-owned entities.

Interest expense increased 46.5% to $4.1 million during 1997 from $2.8 million during 1996. This increase was primarily attributable to the additional mortgage financing of newly constructed Consolidated AmeriHost Inn hotels.

The Company's share of equity in income (loss) of affiliates decreased to ($516,583) during 1997 from $809,443 during 1996. The decrease in equity in income of affiliates during 1997 was primarily due to the significant number of newly constructed minority-owned hotels which were operating during their initial stabilization period, when revenues are typically lower, the increasing impact of seasonality as the number of minority-owned hotels increases, and the sale of a minority-owned hotel during the third quarter of 1996.

The Company expensed $1.7 million in 1997 in costs associated with the termination of a consulting agreement with a company owned by the Chairman of the Board of Directors and a former director, and the termination of an employment agreement with this former director. In addition, the Company expensed $177,044 in 1997 in costs associated with a potential merger or acquisition which was not consummated. During 1996, the Company expensed $403,657 in costs associated with a public offering of the Company's Common Stock which was not consummated. The Company considers these costs non-operational costs which are non-recurring in nature.

The Company recorded an income tax benefit of $737,000 in 1997 compared to income tax expense of $2.4 million in 1996, which is directly attributable to the pre-tax loss incurred in 1997.

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

Hotel management revenues decreased 7.5% to $2.8 million in 1996 from $3.0 million in 1995. Hotel management and employee leasing revenues are recognized from hotels which are owned by unrelated third parties and entities in which the Company holds a minority ownership interest. The number of hotels managed for third parties and minority owned entities increased from 34 hotels (3,261 rooms) at December 31, 1995 to 44 hotels (3,745 rooms) at December 31, 1996. The addition of 16 management contracts in 1996 was offset by the loss of four management contracts with minority-owned entities as a result of a hotel/investment sale, and two minority-owned hotels which became Consolidated Hotels in 1996 due to the Company acquiring additional ownership interests in these hotels. All 16 management contracts added during 1996 were for newly constructed hotels opened throughout 1996. Management fees recognized in 1996 from these hotels were lower due to their partial year of operation and the impact of their initial stabilization period when hotel revenues are typically lower. The terminated management contracts, all of which were for hotels other than the AmeriHost Inn brand, were for larger hotels compared to the 16 hotels added during 1996. Consequently, the decrease in management fee revenue from the terminated management contracts was greater than the revenues added from the 16 newly constructed hotels during 1996.

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

The Company expensed $403,657 in 1996 in costs associated with a public offering of the Company's Common Stock which was not consummated. The Company considers these costs non-operational costs which are non-recurring in nature. There were no such costs in 1995.

The Company recorded income tax expense of $2.4 million in 1996 compared to income tax expense of $1.3 million in 1995, which increase is directly attributable to the increase in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

The Company has four main sources of cash from operating activities: (i) revenues from hotel operations; (ii) fees from development, construction and renovation projects; (iii) fees from management contracts; and (iv) fees from employee leasing services. Cash from hotel operations is typically received at the time the guest checks out of the hotel. Approximately 10% of the Company's hotel operations revenues is generated through other businesses and contracts and is usually paid within 30 to 45 days from billing. Fees from development, construction and renovation projects are typically received within 15 to 45 days from billing. Due to the procedures in place for processing its construction draws, the Company typically does not pay its contractors until the Company receives its draw from the equity or lending source. The Company enters into agreements with contractors for the construction of Consolidated Hotels, including hotels under construction at December 31, 1997, after both the construction and long-term mortgage financing is in place. A portion of the advances to affiliates is for construction purposes which will be collected as the construction of the hotels progresses and the equity and debt financing become available to the affiliate through the construction draw process. Management fee revenues typically are received by the Company within five working days from the end of each month. Cash from the Company's employee leasing segment typically is received 24 to 48 hours prior to the pay date.

During 1997, the Company generated cash from operating activities of $1.9 million, compared to $7.6 million during 1996, or a decrease in cash provided by operating activities of $5.7 million. The decrease in cash flow provided by operations during 1997, when compared to 1996, can be attributed to a significant decrease in hotel development and construction activity for minority-owned entities, the increasing impact of seasonality and the significant number of hotels operating during their initial stabilization period as the number of Consolidated hotels increased from 28 hotels at December 31, 1996 to 39 hotels at December 31, 1997. In addition, during 1997, the Company paid $1.7 million in termination and severance costs from the termination of the consulting agreement with Urban 2000 and the resignation of a former officer. See Item 13.

Cash used in investing activities is concentrated in three principal areas: (i) the purchase of property and equipment through the construction and renovation of Consolidated hotels; (ii) the purchase of equity interests in hotels; and
(iii) the making of loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. During 1997, the Company used $28.5 million in investing activities compared to $11.3 million in 1996. During 1997, the Company used $29.3 million to purchase property and equipment for Consolidated AmeriHost Inn hotels, used $1.6 million for investments in and advances to affiliates, net of distributions and repayments, and received $3.4 million from the sale of hotels. During 1996, the Company used cash in investing activities primarily for the purchase of $14.0 million in property and equipment for Consolidated hotels, received $2.1 million in distributions and advance repayments from affiliates, net of investments in and advances to affiliates, and received $1.8 million from the sale of property.

Cash provided from financing activities was $25.9 million during 1997 compared to $5.4 million during 1996. In 1997, the primary factors were proceeds of $25.9 million from the mortgage financing of Consolidated hotels, net of principal repayments, net proceeds of $1.2 million from the exercise of common stock purchase options, and net repayments of $417,715 on the Company's operating line-of-credit. In 1996, cash provided from financing activities was attributable to proceeds of $6.5 million from the mortgage financing of Consolidated hotels, net of principal repayments, proceeds of $202,966 from the issuance of the Company's common stock, the payment of $403,657 in aborted stock offering costs, and net repayments of $609,612 on the Company's operating line-of-credit.

At December 31, 1997, the Company had $1.3 million outstanding under its operating line-of-credit. The Company's line-of-credit was renewed and increased to $10.0 million effective May 1, 1997. The operating line-of-credit
(i) is collateralized by a security interest in certain of the Company's assets, including its interest in various joint ventures; (ii) bears interest at an annual rate equal to the lending bank's base rate plus 1/2% (with a minimum interest rate of 7.5%); and (iii) matures May 1, 1998. At December 31, 1997, the Company also had outstanding $2.25 million of its 7% Subordinated Notes which are unsecured obligations due October 9, 1999 and which pay interest quarterly. Pursuant to the terms of the 7% Subordinated Notes, no dividends may be paid on any capital stock of the Company until the 7% Subordinated Notes have been paid in full. At the Company's sole discretion, the 7% Subordinated Notes may be prepaid at any time without penalty.

In March 1998, the Company's Board of Directors, authorized the repurchase, from time to time on the open market, of up to $1 million of Common Stock over the next year.

The Company expects cash from operations to be sufficient to pay all operating and interest expenses in 1998.

YEAR 2000

As is the case with other companies using computers in their operations, the Company has to address the Year 2000 compliance issue. The Year 2000 issue arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. The Company has begun its review of its computer programs to identify the systems that would be affected by the Year 2000 issue, and is in the process of reviewing any exposure the Company may have from vendors and financial institutions. However, the majority of the Company's critical computer applications are contracted out to a third-party provider. We have received written confirmation from this provider that they will be fully Year 2000 compliant by December 31, 1998. The Company believes that the cost, if any, to correct any Year 2000 issues in regards to its other systems will not be material.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, establishes standards for computing and presenting earnings per share and simplifies the standards previously found in APB Opinion No. 15, which has been superseded. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution and is computed by dividing net income attributable to holders of common stock by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share is computed in a similar manner to fully diluted earnings per share pursuant to APB Opinion No. 15. This Statement is effective for the Company in 1997. All prior year earnings per share amounts have been restated to conform with the provisions of this Statement.

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. This Statement is effective for the Company for 1998 and requires comparative information for earlier years to be restated.

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual and interim financial statements. It also establishes new standards for disclosures regarding products and services, geographic areas and major customers. This Statement is effective for the Company for 1998 and requires comparative information for earlier years to be restated.

The Company's consolidated balance sheets and the related consolidated statements of income, changes in shareholder's equity and cash flows will not be affected by the implementation of SFAS No. 130 and SFAS No. 131.

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


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Company's executive officers and directors are:


       Name              Age            Position

H. Andrew Torchia         54       Chairman of the Board and Director

Michael P. Holtz          41       President, Chief Executive Officer and
                                   Director

Russell J. Cerqua         41       Executive Vice President of Finance,
                                   Secretary, Treasurer, Chief Financial Officer

Reno J. Bernardo          66       Director

Salomon J. Dayan          52       Director

Richard A. Chaifetz       44       Director


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

Russell J. Cerqua has been the Executive Vice President of Finance and Chief Financial Officer of the Company since 1987, and Treasurer and a Director of the Company since 1988. In 1989, in addition to his other responsibilities, Mr. Cerqua was elected Secretary of the Company. On February 5, 1998, Mr. Cerqua resigned as a director of the Company. His primary responsibilities include internal and external financial reporting, corporate and property financing, development of financial management systems, hotel accounting for managed properties and financial analysis. Prior to joining the Company, Mr. Cerqua was an audit manager with Laventhol & Horwath, the Company's former independent certified public accountants, and was responsible for the Company's annual audits. Mr. Cerqua was involved in public accounting for over 9 years, with experience in auditing, financial reporting and taxation. Mr. Cerqua is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society.

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

Richard A. Chaifetz has been a director of the Company since August 1997. Dr. Chaifetz has been Chairman, President and Chief Executive Officer of ComPsych Behavioral Health Corporation since its inception in 1987. ComPsych is a leading domestic and international provider of employee assistance and managed behavioral health services to corporate America. Dr. Chaifetz, a licensed psychologist, is also a majority shareholder in several other health care and service companies. In addition, Dr. Chaifetz is a member of the board of directors of several private and not-for-profit organizations.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the annual and long-term compensation for services as officers to the Company for the fiscal years ended December 31, 1997, 1996 and 1995, of those persons who were, at December 31, 1997 (i) the Chairman of the Board of Directors, (ii) the chief executive officer, and (iii) the other two most highly compensated executive officers of the Company (the "Named Officers"). See "Compensation of Directors" under Item 11.

                                 SUMMARY COMPENSATION TABLE
                                                                        Long-Term
                                                                      Compensation
                                   Annual Compensation          Restricted    Securities
  Name and Principal                                               Stock      Underlying       All Other
       Position                  Year     Salary     Bonus         Awards     Options(#)(1) Compensation(2)

H. Andrew Torchia (3)            1997  $    -     $     -       $      -             -       $      15,000
 Chairman of the Board           1996       -           -              -             -              15,000
                                 1995       -           -              -          120,000           15,000

Michael P. Holtz                 1997    334,615        -              -           50,000           12,375
 President and Chief             1996    375,000        -              -             -              10,000
 Executive Officer               1995    322,115        -           196,927       360,000           10,000

Russell J. Cerqua                1997    165,577      10,000           -           15,625           12,369
 Executive Vice President        1996    160,000        -              -             -              10,000
 Finance, Secretary, Treasurer   1995    149,423        -            56,690       153,333           10,000
 and Chief Financial Officer

Richard A. D'Onofrio (3)         1997     15,000        -              -             -             373,136
 Executive Vice President        1996    144,000      36,000           -             -              15,000
                                 1995    137,500      27,500           -          120,000           15,000

(1)       All options were fully vested as of December 31, 1997.
(2) Represents life insurance premiums paid by the Company on behalf of the Named Officers. Amounts for 1997 include the Company's 401(k) matching contributions of $2,375 and $2,369 for Messrs. Holtz and Cerqua, respectively. The amount shown for Mr. D'Onofrio in 1997 represents the amount paid pursuant to the terms of his termination agreement.
(3) Mr. Torchia, Chairman of the Board and a Director of the Company, received no annual compensation for services as an officer of the Company in 1995, 1996 or 1997. For a discussion of the fees paid to Urban, a hotel development consulting firm in which Mr. Torchia owns a 51% interest and Mr. D'Onofrio owns a 49% interest, pursuant to a consulting agreement between the Company and Urban which was terminated in 1997, see "Certain Transactions."


BONUS PLANS

In April of each year, the Company has issued restricted Common Stock to its employees as an incentive for their continued employment. The Company's management determines those employees who are entitled to receive such Common Stock bonus. During 1997, the Company issued 9,350 shares of Common Stock, none of which were issued to the Named Officers reflected above.

STOCK OPTIONS

The following table summarizes the number and terms of stock options granted to each of the Named Officers during the year ended December 31, 1997.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                                                                  Potential Realizable Value at
                                                                                    Assumed Annual Rates of
                                                                                    Stock Price Appreciation
                                          Individual Grants                              for Option Term
                                      % of Total
                                        Options
                                      Granted to     Exercise or
                         Options     Employees in     Base Price    Expiration
Name                    Granted(1)    Fiscal Year       ($/Sh)         Date           5% ($)      10% ($)

Michael P. Holtz           50,000       27.61%           $1.53     Feb. 2007          391,745      669,138

Russell J. Cerqua          15,625        8.63%           $1.53     Feb. 2007          122,420      209,106


The following table provides information concerning the exercise of stock options during 1997, and the year-end value of unexercised options for each of the Named Officers of the Company.

                    OPTION EXERCISES AND YEAR-END VALUE TABLE
                                                        Number of Unexercised        Value of Unexercised
                            Shares                         Options Held at         in-the-Money Options at
                           Acquired        Value          December 31, 1997           December 31, 1997 (1)
       Name              on Exercise      Realized   Exercisable  Unexercisable   Exercisable Unexercisable

H. Andrew Torchia            110,000   $  222,844      185,063         -         $  359,461     $     -
Michael P. Holtz             110,000      222,844      470,000         -            877,188           -
Russell J. Cerqua             44,375       93,625      198,958         -            377,168           -
Reno J. Bernardo              44,375       93,625        1,000         1,000           -              -
Salomon J. Dayan                -            -          31,000         1,000           -              -
Richard A. Chaifetz             -            -            -            1,000           -              -
Richard A. D'Onofrio         110,000      198,469      183,688          -           357,570           -
_______________

(1) The closing sale price of the Company's Common Stock on such date on the Nasdaq National Market was $5.75.


EMPLOYMENT AGREEMENTS

The Company's two executive officers, Michael P. Holtz, President and Chief Executive Officer, and Russell J. Cerqua, Secretary, Treasurer, Executive Vice President of Finance and Chief Financial Officer, provide services to the Company under the terms of employment agreements dated January 1, 1995 and amended February 4, 1997.

Mr. Holtz's annual base compensation for 1997 was reduced to $325,000 from $425,000 pursuant to an amendment dated February 4, 1997. On April 22, 1997, Mr. Holtz exercised his option to renew his agreement for an additional three-year period ending December 31, 2000. On January 1, 1998, Mr. Holtz received options to purchase a minimum of 364,100 shares of the Company's common stock at the market price on date of issuance under the Company's 1996 Omnibus Incentive Stock Plan, of which 110,000 vested immediately, 121,000 will vest on January 1, 1999 and 133,100 will vest on January 1, 2000. In December of each year, the Compensation Committee will determine (i) a performance bonus to be paid for the then-current year and (ii) Mr. Holtz's base salary for the following year, which base salary will not be less than Mr. Holtz's then-existing base salary. In lieu of the 40,000 shares of common stock Mr. Holtz was to receive in April 1997 under the terms of his employment agreement, Mr. Holtz received non-qualified options to purchase 50,000 shares of the Company's common stock at an exercise price of $1.53. Under the terms of the amended employment agreement, all stock awards were eliminated.

Mr. Cerqua's annual base cash compensation for 1997 was reduced to $165,000 from $175,000 pursuant to an amendment dated February 4, 1997. His agreement was extended for a two-year period ending December 31, 1999. On January 1, 1998, Mr. Cerqua received options to purchase 115,500 shares of the Company's common stock at the market price on date of issuance under the Company's 1996 Omnibus Incentive Stock Plan of which 55,000 vested immediately and 60,500 will vest on January 1, 1999. In December of each year, the Compensation Committee will determine (i) a performance bonus to be paid for the then-current year and (ii) Mr. Cerqua's base salary for the following year, which base salary will not be less than Mr. Cerqua's then-existing base salary. In lieu of the 12,500 shares of common stock Mr. Cerqua was to receive in April 1997 under the terms of his employment agreement, Mr. Cerqua received non-qualified options to purchase 15,625 shares of the Company's common stock at an exercise price of $1.53.
Under the terms of the amended employment agreement, all stock awards were eliminated.

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

In January 1997, Mr. D'Onofrio resigned from his positions as Executive Vice President and a director of the Company. In connection therewith, Mr. D'Onofrio continued to receive his salary until the end of 1997 and received a lump-sum severance payment of $195,000.

COMPENSATION OF DIRECTORS

Each nonemployee Director of the Company received an annual retainer fee of $9,000 ($750 per month) in 1997. Each nonemployee Director of the Company also received $250 for each Board of Directors meeting attended in person, $150 for each Board of Directors meeting conducted by telephone and $150 for each committee meeting. Each Director is reimbursed for all out-of-pocket expenses related to attendance at Board meetings.

Mr. Torchia, a Director of the Company, also indirectly received fees through a consulting agreement between the Company and Urban which was terminated as of January 31, 1997. Under the terms of the consulting agreement, Urban had received a monthly consulting fee of $20,000 for the provision of business development services to the Company. The Company also paid Urban $74,050 in additional fees in 1997, for transactions brought to the Company prior to the termination of the consulting agreement. See "Certain Relationships and Related Transactions" under Item 13.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 27, 1998, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's Directors, (iii) each of the Named Officers and (iv) all Directors and executive officers as a group.

                                                    Shares Beneficially Owned
                                                       As of March 27, 1998
Name                                                          Number                        Percent
 Michael P. Holtz                                            786,907    (1)                   11.6%
 H. Andrew Torchia (6)                                       667,801    (1)(2)                10.4
 Wellington Management Company                               600,000    (3)                    9.7
 Massachusetts Financial Services Company                    517,000    (4)                    8.3
 Dimensional Fund Advisors, Inc.                             372,100    (5)                    6.0
 Salomon J. Dayan                                            311,659    (1)                    4.9
 Russell J. Cerqua                                           312,413    (1)                    4.8
 Richard A. Chaifetz                                          83,800    (1)                    1.4
 Reno J. Bernardo                                             53,612    (1)                    0.9

ALL DIRECTORS AND EXECUTIVE
  OFFICERS AS A GROUP (6 PERSONS)                          2,216,192                          29.9%


   (1)    Includes shares subject to options exercisable presently or within 60 days as follows: Mr. Holtz, 580,000 shares, Mr. Torchia, 218,750 shares (including options for 68,750 shares owned by Urban 2000 Corp., see (2) below), Mr. Cerqua, 253,958 shares, Dr. Dayan, 156,676 shares, and Mr. Bernardo, 2,000 shares.
   (2)    Includes 375,832 shares owned by Urban 2000 Corp., options to purchase
          68,750 shares owned by Urban which are exercisable presently or within 60 days, and 7,676 shares owned by Niles 1290 Corp., a wholly-owned subsidiary of Urban 2000 Corp. Mr. Torchia is the President and 51% stockholder of Urban 2000 Corp. Mr. Torchia disclaims beneficial ownership of all but an aggregate of 195,589 shares and options exercisable into 35,063 shares owned directly, or indirectly, by Urban.
   (3) Based upon information provided in its Schedule 13G dated January 12, 1998, Wellington Management Company ("WMC"), in its capacity as investment advisor, may be deemed beneficial owner of 600,000 shares of the Company which are owned by numerous investment counselling clients. Of the shares shown above, WMC has shared voting power for 520,000 shares and shared investment power for 600,000 shares.
   (4) Based upon information provided in its Schedule 13G dated February 12, 1998, Massachusetts Financial Services Company ("MFS"), in its capacity as investment manager, may be deemed beneficial owner of 517,000 shares of the Company which are also beneficially owned by MFS
          Series Trust II - MFS Emerging Growth Stock Fund, shares of which are owned by numerous investors. MFS has sole voting and investment power for the 517,000 shares.
   (5) Based upon information provided in its Schedule 13G dated February 9, 1998, Dimensional Fund Advisors, Inc. ("DFA"), in its capacity as investment advisor, may be deemed beneficial owner of 372,100 shares of the Company which are owned by numerous investment counselling clients. Of the shares shown above, DFA has shared voting power for 127,600 shares and sole investment power for 372,100 shares.
   (6) The address of this stockholder is c/o Amerihost Properties, Inc., 2400 East Devon, Suite 280, Des Plaines, Illinois.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Urban 2000 Corp. ("Urban") is owned 51% by H. Andrew Torchia, the Chairman of the Board of Directors of the Company. Urban, a hotel development consulting firm, and Mr. Torchia provided business development and consulting services to the Company under a consulting agreement (the "Consulting Agreement") with Urban. Under the terms of the Consulting Agreement, Urban received (i) a monthly consulting fee of $20,000, (ii) a residual fee based on the management fees the Company received from management arrangements or relationships which resulted from contacts initiated for the Company by Urban and (iii) transaction fees, based on an established fee schedule and consistent with industry practice, for transactions introduced by Urban. The Company also provided Urban with use of the Company's telephone system. No additional amounts were paid to Urban for the reimbursement of expenses. As part of this arrangement, Mr. Torchia did not receive compensation for the services he provides to the Company, other than warrants and other non-cash compensation for his services as Chairman. During 1995 and 1996, Urban received an annual consulting fee of $240,000 plus aggregate additional fees of $236,138 and $206,154, respectively, from the Company and received $82,400, in 1995 in other transactional fees directly from joint ventures in which the Company is a general partner. The Consulting Agreement was terminated as of January 31, 1997. Urban received the $20,000 consulting fee for January 1997 and additional fees of $74,050 during 1997 for projects which were in process at the time of the termination. In addition, Urban received in 1997 a payment of $1,289,141 in connection with the termination of the Consulting Agreement.

In December 1994, two of the Company's officers executed notes in the amount of $956,292 to the Company for the purchase of a note and related receivables which the Company had received in connection with the acquisition of seven management contracts in 1992, and 165,784 shares of the Company's common stock which was held as collateral on the note. The officer notes provided for the accrual of interest at 8% per annum, with the principal balance and all accrued interest due December 31, 1997 and were collateralized by a total of 273,369 shares of the Company's Common Stock. These notes receivable and related interest receivable were repaid by the officers in 1997 with 185,023 shares of the Company's common stock.

In the past, certain of the Company's directors and executive officers have, directly or indirectly, invested in joint ventures with the Company. For example, Mr. Torchia, through Urban, has invested an aggregate of approximately $157,000 as limited partners and approximately $49,000 as a general partner in four joint ventures since 1991. In addition, Dr. Dayan, a director of the Company, has invested approximately $1.6 million in seven joint ventures since 1988. Dr. Dayan and each of the Company's directors and executive officers who have made such investments have done so on the same terms as all other investors in such joint ventures. In addition to his investments in certain joint ventures, Dr. Dayan also holds an interest in a mortgage on one of the joint ventures. The mortgage, which has been in place since 1989, (i) has a current outstanding balance of approximately $460,000, (ii) bears interest at an annual rate of prime plus 4% (with a minimum annual interest rate of 12%), and (iii) is payable in monthly installments through 1999.



                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.


     Financial Statements:

The following consolidated financial statements are filed as part of this Report on Form 10-K for the fiscal year ended December 31, 1997.

     (a)(1)    Financial Statements:

           Report of Independent Certified Public Accountants      F-1

           Consolidated Balance Sheets at December 31, 1997
            and 1996                                               F-2

           Consolidated Statements of Income for the years
            ended December 31, 1997, 1996 and 1995                 F-4

           Consolidated Statements of Shareholders' Equity
            for the years ended December 31, 1997, 1996 and 1995   F-5

           Consolidated Statements of Cash Flows for the years
            ended December 31, 1997, 1996 and 1995                 F-6

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


The following exhibits were included in the Registrant's Proxy Statement for Annual Meeting of Shareholders filed on July 25, 1996, and are incorporated by reference herein:

Exhibit No.                     Description

   10.2        1996 Omnibus Incentive Stock Plan (Annex A)
   10.3        1996 Stock Option Plan for Nonemployee Directors (Annex B)


The following exhibits were included in the Registrant's Report on Form 10-K filed March 24, 1997; and are incorporated herein by reference:

Exhibit No.                     Description

   10.7        Urban 2000 Corp. Termination Agreement
   10.8        Richard A. D'Onofrio Termination Agreement
   10.9 Amendment of Employment Agreement between Amerihost Properties, Inc. and Michael P. Holtz
  10.10 Amendment of Employment Agreement between Amerihost Properties, Inc. and Russell J. Cerqua

The following exhibits are included in this Report on Form 10-K filed March 31, 1998:

Exhibit No.                     Description

   21.1        Subsidiaries of the Registrant
   23.1        Consent of BDO Seidman, LLP
   27.0        Financial Data Schedule

Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

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

                                      By: /s/ Michael P. Holtz

                                          Michael P. Holtz
                                          Chief Executive Officer


                                      By: /s/ Russell J. Cerqua

                                          Russell J. Cerqua
                                          Chief Financial Officer


                                      By: /s/ James B. Dale

                                          James B. Dale
                                          Vice President Finance/
                                          Corporate Controller
           March 31, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ H. Andrew Torchia                   /s/ Michael P. Holtz

H. Andrew Torchia, Director             Michael P. Holtz, Director
March 31, 1998                          March 31, 1998



/s/ Reno J. Bernardo                    /s/ Richard A. Chaifetz

Reno J. Bernardo, Director              Richard A. Chaifetz, Director
March 31, 1998                          March 31, 1998


/s/ Salomon J. Dayan
Salomon J. Dayan, Director
March 31, 1998


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To The Board of Directors of
Amerihost Properties, Inc.


We have audited the accompanying consolidated balance sheets of Amerihost Properties, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amerihost Properties, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                             BDO Seidman, LLP


Chicago, Illinois
March 26, 1998


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                         December 31,            December 31,
                                                                           1997                    1996
                         ASSETS

Current assets:
    Cash and cash equivalents                                           $    2,349,503         $    3,029,039
    Accounts receivable (including $1,375,936 and $3,119,905
       from related parties)                                                 3,440,241              5,083,973
    Notes receivable, current portion (including $35,000
       in 1996 from related parties) (Note 2)                                1,459,986                187,816
    Prepaid expenses and other current assets                                  209,779                223,136
    Refundable income taxes                                                  2,342,734                 30,629
    Costs and estimated earnings in excess of billings on
       uncompleted contracts (including $1,913,103 and
       $2,048,259 with related parties) (Note 3)                             1,913,103              2,083,259

         Total current assets                                               11,715,346             10,637,852


Investments in and advances to unconsolidated
         hotel joint ventures (Notes 4 and 6)                                5,319,689              4,036,207


Property and equipment (Notes 6, 7 and 13):
    Land                                                                    10,365,676              7,334,562
    Buildings                                                               49,156,742             27,885,463
    Furniture, fixtures and equipment                                       15,366,291             10,984,572
    Construction in progress                                                 3,549,408              4,709,064
    Leasehold improvements                                                   1,223,206              2,404,060
                                                                            79,661,323             53,317,721

    Less accumulated depreciation and amortization                           9,345,991              7,481,889

                                                                            70,315,332             45,835,832

Notes receivable, less current portion (Note 2)                              1,355,395              2,710,615


Other assets (including deferred income taxes of $171,000 at
    December 31, 1996), net of accumulated amortization of
    $4,255,609 and $3,240,829 (Notes 5 and 9)                                3,962,336              3,680,650
                                                                             5,317,731              6,391,265


                                                                        $   92,668,098         $   66,901,156


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                         December 31,            December 31,
                                                                           1997                    1996

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                    $    4,780,444         $    5,293,184
    Bank line-of-credit (Note 6)                                             1,289,709              1,707,424
    Accrued payroll and related expenses                                     1,004,265                935,120
    Accrued real estate and other taxes                                        885,610                685,796
    Other accrued expenses and current liabilities                             843,805                828,596
    Current portion of long-term debt (Note 7)                               5,119,194              1,554,200

         Total current liabilities                                          13,923,027             11,004,320


Long-term debt, net of current portion (Note 7)                             55,116,028             32,785,108

Deferred income taxes (Note 9)                                                 108,000                  -

Deferred income                                                         927,444                630,899

Commitments (Notes 8, 12 and 13)

Minority interests                                                           1,000,740              1,569,200


Shareholders' equity (Notes 8 and 12):
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                               -                      -
    Common stock, $.005 par value; authorized 25,000,000 shares;
       issued and outstanding 6,212,925 shares at December 31,
       1997, and 6,036,921 shares at December 31, 1996                          31,065                 30,185
    Additional paid-in capital                                              17,860,655             17,170,154
    Retained earnings                                                        4,138,014              5,104,457

                                                                            22,029,734             22,304,796
    Less:
         Stock subscriptions receivable (Note 8)                              (436,875)              (436,875)
         Notes receivable (Note 8)                                               -                   (956,292)

                                                                            21,592,859             20,911,629

                                                                        $   92,668,098         $   66,901,156

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,


                                                           1997                  1996                  1995
Revenue (Note 10):
    Hotel operations:
         AmeriHost Inn hotels                          $    14,655,498       $    8,526,923        $      876,025
         Other hotels                                       17,223,293           22,088,368            23,483,974
    Development and construction                            14,639,746           22,937,267            12,238,128
    Management services                                      3,023,944            2,784,031             3,010,935
    Employee leasing                                        13,123,035           12,005,759            12,353,355
                                                            62,665,516           68,342,348            51,962,417
Operating costs and expenses:
    Hotel operations:
         AmeriHost Inn hotels                               10,735,219            4,908,624               644,900
         Other hotels                                       12,988,297           16,180,182            16,420,141
    Development and construction                            13,719,250           19,651,500            10,117,782
    Management services                                      2,043,526            1,930,229             2,003,310
    Employee leasing                                        12,798,585           11,689,461            12,131,262
                                                            52,284,877           54,359,996            41,317,395

                                                            10,380,639           13,982,352            10,645,022

    Depreciation and amortization                            4,532,500            3,478,878             2,268,181
    Leasehold rents - hotels (Note 13)                       1,728,933            2,121,876             1,976,154
    Corporate general and administrative                     2,139,647            1,928,134             2,110,939

Operating income                                             1,979,559            6,453,464             4,289,748

Other income (expense):
    Interest expense                                        (4,053,933)          (2,767,828)           (1,755,745)
    Interest income                                            755,115              625,386               560,724
    Other income                                               136,018              141,941                44,099
    Equity in net income and losses of affiliates             (516,583)             809,443               387,439
    Gain on sale of assets                                   1,697,999              907,105                  -
    Non-recurring expenses (Note 16)                        (1,874,492)            (403,657)                 -

Income (loss) before minority interests
    and income taxes                                        (1,876,317)           5,765,854             3,526,265

Minority interests in operations of
  consolidated subsidiaries and partnerships                   172,874              (13,200)              (59,173)

Income (loss) before income taxes                           (1,703,443)           5,752,654             3,467,092

Income tax benefit (expense) (Note 9)                          737,000           (2,358,000)           (1,329,000)

Net income (loss)                                      $      (966,443)      $    3,394,654        $    2,138,092

Net income (loss) per share:
    Basic                                              $         (0.15)      $         0.57        $         0.37
    Diluted                                            $         (0.19)      $         0.49        $         0.34


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                                         Stock
                                                                                                         subscrip-
                                                         Common stock       Additional     Retained      tions            Total
                                                                             paid-in       earnings     and notes      shareholders'
                                                     Shares     Amount       capital       (Deficit)    receivable       equity

BALANCE AT JANUARY 1, 1995                          5,570,013  $ 27,850   $  15,465,891   $ (428,289)  $ (1,393,167)  $  13,672,285

   Shares issued for compensation
    and investment                                    407,200     2,036       1,454,346         -              -          1,456,382
   Net income for the year ended
    December 31, 1995                                    -         -               -       2,138,092           -          2,138,092


BALANCE AT DECEMBER 31, 1995                        5,977,213    29,886      16,920,237    1,709,803     (1,393,167)     17,266,759

   Shares issued for compensation
    and investment                                     10,583        53          47,194         -              -             47,247
   Exercise of common stock warrants                   49,125       246         202,723         -              -            202,969
   Net income for the year ended
    December 31, 1996                                    -         -               -       3,394,654           -          3,394,654

BALANCE AT DECEMBER 31, 1996                        6,036,921    30,185      17,170,154    5,104,457   $ (1,393,167)     20,911,629

   Shares issued for compensation                       9,350        47          49,092         -              -             49,139
   Exercise of common stock options                   508,750     2,544       2,259,281         -              -          2,261,825
   Acquisition of common stock                       (157,073)     (786)     (1,094,964)        -              -        (1,095,750)
   Compensation recognized relating to
    employee stock options granted                       -         -            301,465         -              -            301,465
   Tax benefit relating to the exercise
    of non-qualified options                             -         -            356,533         -              -            356,533
   Repayment of notes receivable from
    officers (Note 8)                                (185,023)     (925)     (1,180,906)        -           956,292        (225,539)
   Net loss for the year ended
    December 31, 1997                                    -         -               -        (966,443)          -          (966,443)

BALANCE AT DECEMBER 31, 1997                        6,212,925  $ 31,065   $  17,860,655   $4,138,014   $   (436,875)  $  21,592,859


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                           1997                  1996                  1995
Cash flows from operating activities:

    Cash received from customers                       $    65,006,272       $   68,751,159        $   49,673,144
    Cash paid to suppliers and employees                   (57,063,416)         (57,127,365)          (44,715,078)
    Interest received                                          546,889              546,369               491,749
    Interest paid                                           (3,994,403)          (2,665,921)           (1,660,803)
    Income taxes refunded (paid)                              (939,572)          (1,946,099)           (1,870,727)
    Contract and employment termination costs               (1,697,448)               -                     -

Net cash provided by operating activities                    1,858,322            7,558,143             1,918,285
Cash flows from investing activities:

    Distributions, and collections on advances,
         from affiliates                                     2,274,863            6,609,091             1,848,911
    Purchase of property and equipment                     (29,343,109)         (14,049,010)          (12,539,148)
    Purchase of investments in, and advances
         to, minority owned affiliates                      (4,658,738)          (4,471,603)           (2,665,272)
    Acquisitions of partnership interests,
         net of cash acquired                                  156,067             (580,809)               74,124
    Increase in notes receivable                                (6,000)             (51,464)                -
    Collections on notes receivable                            139,050               49,455                42,114
    Preopening and management contract costs                  (416,195)            (488,280)             (316,926)
    Proceeds from sale of assets                             3,390,576            1,762,221                  -
    Proceeds from sale of investments                            -                     -                   55,000
    Other                                                        -                 (127,058)               (5,000)

Net cash used in investing activities                      (28,463,486)         (11,347,457)          (13,506,197)

Cash flows from financing activities:

    Proceeds from issuance of long-term debt                34,813,511            8,822,046             8,478,903
    Principal payments on long-term debt                    (8,880,899)          (2,367,671)             (724,709)
    Proceeds from line of credit                            14,832,285           12,433,212             4,461,182
    Repayment on line of credit                            (15,250,000)         (13,042,824)           (2,144,146)
    Decrease in minority interest                             (578,300)            (197,000)             (138,069)
    Proceeds from issuance of common stock                   1,166,075              202,969                 -
    Aborted stock offering and merger costs                   (177,044)            (403,657)                -

Net cash provided from financing activities                 25,925,628            5,447,075             9,933,161

Net increase (decrease) in cash                               (679,536)           1,657,761            (1,654,751)

Cash and cash equivalents, beginning of year                 3,029,039            1,371,278             3,026,029

Cash and cash equivalents, end of year                 $     2,349,503       $    3,029,039        $    1,371,278


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                           1997                  1996                  1995

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                      $      (966,443)       $   3,394,654         $   2,138,092

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

    Depreciation and amortization                            4,532,500            3,478,878             2,268,181
    Equity in net (income) loss of affiliates and
         amortization of deferred income                       516,583             (809,443)             (387,439)
    Minority interests in net income of subsidiaries          (172,874)              13,200                59,173
    Amortization of deferred interest and loan discount                       39,760                39,760       39,760
    Bad debt expense                                           200,000                -                     -
    Compensation recognized through issuance of common
         stock and common stock options                        350,604               30,210               212,843
    (Gain) loss on sale of investments, property
         and equipment                                      (1,697,999)            (907,105)               18,585
    Aborted stock offering and merger costs                    177,044              403,657                 -
    Deferred income taxes                                      279,000              212,000               104,000

    Changes in assets and liabilities, net of effects of acquisitions:

         Decrease (increase) in accounts receivable          1,613,450           (1,797,183)             (519,695)
         (Increase) decrease in prepaid expenses and
           other current assets                               (188,264)            (107,006)              251,305
         (Increase) decrease in refundable income taxes                       (1,955,572)           199,901      (230,530)
         Decrease (increase) in costs and estimated
           earnings in excess of billings                      170,156            1,817,620            (1,895,605)
         Increase in other assets                           (1,137,535)            (604,246)             (547,318)

         (Decrease) increase in accounts payable              (557,958)           1,506,912               471,881
         Decrease in income taxes payable                          -                  -                  (415,197)
         Increase in accrued payroll and other accrued
           expenses and current liabilities                    220,601              383,277               300,700
         Increase in accrued interest                           14,137               56,514                49,549
         Increase in deferred income                           421,132              246,543                 -

Net cash provided by operating activities              $     1,858,322        $   7,558,143         $   1,918,285


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

     Principles of consolidation:

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and entities in which the Company has a majority ownership interest. All significant intercompany accounts and transactions have been eliminated.

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

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Fair values of financial instruments:

     The carrying values reflected in the consolidated balance sheet at December 31, 1997 reasonably approximate the fair values for cash and cash equivalents, accounts and contracts receivable and payable, and variable rate long-term debt. The majority of the notes receivable are collateralized by shares of the Company's common stock, investments in hotels, a second mortgage on a hotel property, and personal guarantees. Construction/renovation and working capital notes are repaid to the Company within a relatively short period after their origination. The notes receivable bear interest at rates approximating the current market rates and the carrying value approximates their fair value. The Company estimates that the fair value of its fixed rate long-term debt at December 31, 1997 approximates the carrying value considering the property specific nature of the notes and in certain cases, the subordinated nature of the debt. In making such assessments, the Company considered the current rate at which the Company could borrow funds with similar remaining maturities and discounted cash flow analyses as appropriate.

     Investments:

     Investments in entities in which the Company has a non-majority ownership interest are accounted for using the equity method, under which method the original investment is increased (decreased) by the Company's share of earnings (losses), and is reduced by dividends or distributions when received.

     Property and equipment:

     Property and equipment are stated at cost. Repairs and maintenance are charged to expense as incurred and renewals and betterments are capitalized. Depreciation is being provided for assets placed in service, principally by use of the straight-line method over their estimated useful lives. Leasehold improvements are being amortized by use of the straight-line method over the term of the lease. Construction period interest in the amount of $548,469, $167,433 and $119,749 was capitalized in 1997, 1996 and 1995, respectively, and is included in property and equipment.

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

     Costs of management contracts acquired and preopening costs:

     The costs of management contracts acquired includes amounts paid to acquire hotel management contracts. Preopening costs include hiring, training, and other costs incurred in connection with new hotel openings and new management contracts. These amounts are being amortized by use of the straight-line method over periods ranging from two to five years.

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

     Deferred income:

     Deferred income represents that portion of development, construction and renovation fees earned from entities in which the Company holds an ownership interest. The portion of fees deferred is equal to the Company's proportional ownership interest in the entity. The balance of the fees are recorded in income as earned. The deferred income is being amortized over the life of the operating assets owned by the affiliated entity.

     Also included in deferred income is the unamortized portion of loan fees collected from a loan made to an unaffiliated party in connection with the acquisition of management contracts. The loan fees are being amortized into interest income over the life of the loan.

     Income taxes:

     Deferred income taxes are provided on the differences in the bases of the Company's assets and liabilities as determined for tax and financial reporting purposes and relate principally to depreciation of property and equipment and deferred income.

     Earnings per share:

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" (FAS 128). FAS 128 replaced the calculation of primary and fully diluted earnings per share ("EPS") with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is very similar to fully diluted EPS. All EPS amounts presented have been restated, as applicable, to conform with the new requirements.

     The calculation of basic and diluted earnings per share for each of the three years ended December 31 is as follows:

                                                     1997                1996                 1995

         Net income                                $   (966,443)      $   3,394,654       $    2,138,092

         Impact of convertible
           partnership interests                       (325,291)            (71,699)               -

                                                   $ (1,291,734)      $   3,322,955       $    2,138,092

         Average common shares
           outstanding                                6,282,874           6,007,597            5,838,594

         Dilutive effect of:
           Convertible partnership interests            376,225             111,042                6,615
           Stock options                                   -                720,568              525,837

         Dilutive common shares
           outstanding                                6,659,099           6,839,207            6,371,046


         Earnings per share:

           Basic                                   $      (0.15)      $        0.57       $         0.37

           Diluted                                 $      (0.19)      $        0.49       $         0.34


     Advertising:

     The costs of advertising, promotion and marketing programs are charged to operations in the year incurred. These costs were approximately $899,000, $686,000 and $462,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

     Reclassifications:

     Certain reclassifications have been made to the 1995 and 1996 financial statements in order to conform to the 1997 presentation.

     Asset impairments:

     The Company periodically reviews the carrying value of certain of its long-lived assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected cash flows of such assets to determine if such sum is less than the carrying value of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets.

     Impact of New Accounting Standards:

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Each of the new statements is effective for periods beginning after December 15, 1997, and requires that certain additional information be reported in the financial statements and related notes. The Company will adopt SFAS 130 in the first quarter of 1998 and expects to provide the segment disclosures required by SFAS 131 in its 1998 Annual Report to Shareholders. The impact of these new standards will not be material.

2.   NOTES RECEIVABLE:


         Notes receivable consists of:
                                                                        1997                   1996

         Diversified Innkeepers, Inc. (a)                           $   1,316,495         $    1,421,804
         Mortgage note receivable (b)                                   1,353,886              1,396,627
         Other notes                                                      145,000                 80,000
                                                                        2,815,381              2,898,431

              Less current portion                                      1,459,986                187,816
         Notes receivable, less current portion                     $   1,355,395         $    2,710,615

     (a) In connection with the purchase of management contracts from Diversified Innkeepers, Inc. in 1991, the Company executed notes to provide financing to the shareholders of Diversified in the amount of $1,500,000, collateralized by 125,000 shares of the Company's common stock, a limited partnership interest in a hotel, a second mortgage on another hotel property, and a personal guarantee by the shareholders.
          The note was modified in October 1995, providing for monthly payments of $16,250, including interest at the rate of 10% per annum, and is due the earlier of the termination of the related management contracts or September 30, 2000.

     (b) Promissory note receivable which was received in connection with the sale of the Days Inn Bowling Green, Ohio. The note provides for monthly payments of $15,040 including interest at the rate of 10% per annum. The note is due on October 6, 1998 and is collateralized by a mortgage on the Days Inn Bowling Green, Ohio.


3.   COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED
     CONTRACTS:

     Information regarding contracts-in-progress is as follows at December 31, 1997 and 1996:

                                                                       1997                  1996

              Costs incurred on uncompleted contracts               $   4,761,447         $    7,362,250

              Estimated earnings                                        1,345,196              2,434,673
                                                                        6,106,643              9,796,923

              Less billings to date                                     4,193,540              7,713,664

              Costs and estimated earnings in excess of
                 billings on uncompleted contracts                  $   1,913,103         $    2,083,259


4.   INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED HOTEL JOINT VENTURES:

     The Company has ownership interests, ranging from 10% to 50%, in general partnerships, limited partnerships and limited liability companies formed for the purpose of owning and operating hotels. These investments are accounted for using the equity method. The Company had investments in 43 hotels at December 31, 1997 with a total balance of $623,751, and investments in 37 hotels at December 31, 1996 with a total balance of $1,595,858.

     The Company advances funds to hotels in which the Company has a minority ownership interest for working capital and construction purposes. The advances bear interest ranging from the prime rate to 10% per annum and are due on demand. The Company expects the partnerships to repay these advances through cash flow generated from hotel operations and mortgage financing. The advances were $4,695,938 and $2,440,349 at December 31, 1997 and 1996, respectively, and are included in investment in and advances to unconsolidated hotel joint ventures on the accompanying balance sheets.

     During 1996, the Company acquired additional partnership interests in two hotels which resulted in these hotels being 100% or majority owned by the Company subsequent to the acquisition dates. The following is a summary of the acquisitions:

                                                       1996
        Fair value of assets acquired                $ 3,459,301
        Cash paid and redemption of note receivable     (547,558)
        Liabilities assumed                          $ 2,911,743

     The following represents unaudited condensed financial information for all of the Company's investments in affiliated companies accounted for under the equity method at December 31, 1997, 1996 and 1995.

                                                     1997                1996                 1995

              Current assets                     $    4,338,114       $   3,893,360       $    3,135,884
              Noncurrent assets                      88,712,619          86,363,804           55,760,025
              Current liabilities                     4,939,989           5,060,920            5,137,164
              Noncurrent liabilities                 75,359,216          64,218,232           39,676,033
              Equity                                 12,751,528          20,978,012           14,082,712

              Gross revenue                          33,427,950          28,990,672           31,128,888
              Gross operating profit                 12,100,004          13,175,668           12,137,897
              Depreciation and amortization           6,025,447           4,296,057            3,591,929
              Net income (loss)                      (2,042,178)          1,585,133            2,337,969

5.   OTHER ASSETS:

     Other assets, net of accumulated amortization, at December 31, 1997 and 1996 are comprised of the following:

                                                                         1997                1996
              Franchise fees and other assets                         $   1,551,142       $    1,167,221
              Management contracts and preopening costs                   1,032,176              907,404
              Deferred loan costs                                           885,732              728,866
              Investment in leases                                          493,286              706,159
              Deferred income taxes (Note 9)                                 -                   171,000
                      Total                                           $   3,962,336       $    3,680,650

6.   BANK LINE-OF-CREDIT:

     The Company has a $10,000,000 bank operating line-of-credit, of which $1,289,709 and $1,707,424 was outstanding at December 31, 1997 and 1996, respectively. The operating line-of-credit (i) is collateralized by a security interest in certain of the Company's assets, including its interests in various joint ventures; (ii) bears interest at an annual rate equal to the bank's base lending rate (8.5% at December 31, 1997) plus one-half of one percent with a floor of 7.5%; and (iii) matures May 1, 1998. The line-of-credit note contains two financial covenants, one requiring a minimum of $18 million of net worth and the other which requires a debt to net worth ratio of not more than 3.0 to 1.0. At December 31, 1997 the debt to net worth ratio covenant was not met, however, the Company has obtained a waiver from the bank through the maturity date of May 1, 1998.

7.   LONG-TERM DEBT:


         Long-term debt consists of:
                                                                           1997                1996
         Mortgage notes maturing 1998 through 2017, with a
         weighted average effective interest rate of 9.24%            $  57,816,261       $   31,407,030

         7% Subordinated Notes ($2,250,000 face amount) due
         October 1999, with an effective interest rate of 9%,
         net of unamortized discount of $79,438 and $124,830
         at December 31, 1997 and 1996, respectively                      2,170,562            2,125,170

         Other                                                              248,399              807,108

                                                                         60,235,222           34,339,308

         Less current portion                                             5,119,194            1,554,200
                                                                      $  55,116,028       $   32,785,108



     The mortgage notes are collateralized by the related hotel properties. The notes generally provide for monthly payments of principal and interest based on loan amortization schedules, with interest at fixed rates ranging from 7.63% to 10.5% (weighted average interest rate of 8.98% at December 31, 1997), and floating rates ranging from prime plus 0.5% to prime plus 2.0% (weighted average interest rate of 9.42% at December 31, 1997). Construction loans of $1,984,526 at December 31, 1997 provide for interest only during the construction period and convert to long-term permanent mortgage notes upon completion of the hotels. Construction loans of $2,681,226 at December 31, 1996 converted to permanent mortgage notes during 1997. The construction loans have been included in the mortgage note balances at December 31, 1997 and 1996. Certain of the mortgage notes provide for financial covenants, principally minimum net worth requirements.

     The aggregate maturities of long-term debt, excluding construction loans, are approximately as follows:


                                  Year Ending December 31,               Amount
                                             1998                         5,119,000
                                             1999                         7,819,000
                                             2000                         2,794,000
                                             2001                         4,505,000
                                             2002                        10,751,000
                                         Thereafter                      27,263,000
                                                                   $     58,251,000


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

     Common Stock:

     The Company issued 9,350, 5,555, and 60,450 shares of Common Stock to employees in 1997, 1996 and 1995, respectively, as incentive bonuses. The Company recognized compensation expense of $49,139, $30,210, and $212,843 in 1997, 1996, and 1995, respectively.

     Dividend restrictions:

     Pursuant to the terms of the Company's subordinated notes (Note 7), no dividends may be paid on any capital stock of the Company until such notes have been paid in full.

     Stock options and warrants:

     In connection with a financial services agreement, the Company issued options to acquire 75,000 shares of common stock at an exercise price of $3.52 per share. These options were exercised in 1997.

     In connection with the issuance of debt, the Company has issued warrants for the purchase of common stock. At December 31, 1997, warrants to purchase 151,294 shares of common stock are outstanding with exercise prices ranging from $3.56 to $6.88 per share and are exercisable through January 2000. During 1996, 49,125 warrants were exercised at prices ranging from $4.00 to $6.88 per share.

     The Company has issued options to acquire shares of the Company's common stock to certain of its partners in various hotel joint ventures referred to in Note 4. At December 31, 1997, options to purchase 80,000 shares of common stock are outstanding with exercise prices ranging from $6.13 to $8.00 per share and are exercisable through April 2004.

     Limited partnership conversion:

     The Company is a general partner in five partnerships where the limited partners have the right at certain times and under certain conditions to convert their limited partnership interests into 376,225 shares of the Company's common stock.

     Stock subscriptions receivable:

     In connection with the Diversified transaction, the Company issued 125,000 stock options which were exercised in January 1993, in consideration for a secured promissory note in the amount of $436,875 with interest at 6.5% per annum. The total principal balance is due September 30, 1999, unless the stock is sold or the related management contracts are terminated, and is collateralized by limited partnership interests. This note receivable has been classified as a reduction of shareholders' equity on the accompanying balance sheets.

     Notes receivable:

     In December 1994, two of the Company's officers executed notes in the amount of $956,292 to the Company for the purchase of a note and related receivables which the Company had received in connection with the acquisition of seven management contracts in 1992, and 165,784 shares of the Company's common stock which was held as collateral on the note. The officer notes provided for interest to be accrued at 8% per annum, with the principal balance and all accrued interest due December 31, 1997 and were collateralized by a total of 273,369 shares of the Company's Common Stock. These notes receivable and related interest receivable were repaid by the officers in 1997 through the tender of 185,023 shares of the Company's common stock.


9.   TAXES ON INCOME:

     The provisions for income taxes (benefit) in the consolidated statements of operation are as follows:

                                                    1997                1996               1995

               Current                             $ (1,016,000)     $    2,146,000      $   1,225,000

               Deferred                                 407,000             212,000            220,000

               Valuation allowance decrease            (128,000)              -               (116,000)

               Income tax (benefit) expense        $   (737,000)     $    2,358,000      $   1,329,000

     Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to a net deferred income tax asset (liability) relate to the following:

                                                                          1997               1996
               Deferred income recognized for tax purposes
                   and deferred for financial reporting purposes     $      354,000      $     244,000

               Differences in the basis of property and
                   equipment due to majority owned partner-
                   ships consolidated for financial reporting
                   purposes but not for tax purposes                        648,000            664,000
                                                                          1,002,000            908,000
               Gain from installment sale recognized for financial
                   reporting purposes and deferred for tax purposes        (117,000)          (121,000)

               Cumulative depreciation differences                         (993,000)          (488,000)
                                                                         (1,110,000)          (609,000)

               Valuation allowance                                            -               (128,000)
               Net deferred income tax asset (liability)             $     (108,000)     $     171,000

     The following reconciles income tax expense (benefit) at the federal statutory tax rate with the effective rate:

                                                      1997               1996                1995
               Income taxes (benefit) at the
                    federal statutory rate               (34.0%)              34.0%              34.0%

               State taxes, net of federal tax benefit    (1.8%)               7.0%               7.6%

               Decrease in valuation allowance            (7.5%)              -                  (3.3%)

               Effective tax rate                        (43.3%)              41.0%              38.3%


10.  RELATED PARTY TRANSACTIONS:

     The following table summarizes related party revenue from various unconsolidated partnerships in which the company has an ownership interest:

                                                      1997                1996               1995

               Development/acquisition revenue     $ 14,268,017      $   21,500,972      $   9,316,810
               Renovation revenue                        -                    -                 83,925
               Hotel management revenue               1,817,210           1,841,588          1,825,202
               Employee leasing revenue               7,980,384           5,937,611          5,979,522
               Interest income                          335,172             366,545            250,086

     In January 1991, the Company entered into an agreement with Urban 2000 Corp. ("Urban"), a company owned by the Chairman and another Officer/Director of the Company who resigned in 1997. This agreement provided for monthly payments to Urban of $20,000 for business development consulting services. No additional amounts were paid to Urban for reimbursement of expenses. Consistent with its standard industry practice, the Company also paid additional fees for transactions brought to the Company by Urban. Urban received $74,050, $206,154 and $236,138 in transaction fees from the Company in 1997, 1996 and 1995, respectively, and also received $82,400 in 1995 in other transactional fees directly from partnerships in which the Company is a general partner. The Chairman was not compensated by the Company in his capacity as an officer.

     As of January 31, 1997, the Company and Urban agreed to terminate this consulting agreement. In connection with the termination of this agreement, the Company recognized $1,289,141 in related termination costs in 1997.

11.  BUSINESS SEGMENTS:

     The Company's business is primarily involved in four segments: (1) hotel operations, consisting of the operations of all hotels in which the Company has a 100% or majority ownership or leasehold interest, (2) hotel development, consisting of development, construction and renovation activities, (3) hotel management, consisting of hotel management activities and (4) employee leasing, consisting of the leasing of employees to various hotels.

     Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, operating income, identifiable assets, capital expenditures and depreciation and amortization for each business segment:

         Revenues                                    1997                1996               1995

               Hotel operations                    $ 31,878,791      $   30,615,291      $  24,359,999
               Hotel development                     14,639,746          22,937,267         12,238,128
               Hotel management                       3,023,944           2,784,031          3,010,935
               Employee leasing                      13,123,035          12,005,759         12,353,355
                                                   $ 62,665,516      $   68,342,348      $  51,962,417

         Operating costs and expenses

               Hotel operations                    $ 23,723,516      $   21,088,806      $  17,065,041
               Hotel development                     13,719,250          19,651,500         10,117,782
               Hotel management                       2,043,526           1,930,229          2,003,310
               Employee leasing                      12,798,585          11,689,461         12,131,262
                                                   $ 52,284,877      $   54,359,996      $  41,317,395

         Operating income

               Hotel operations                    $  2,422,728      $    4,385,720      $   3,359,383
               Hotel development                        838,452           3,217,224          2,091,480
               Hotel management                         647,230             571,680            831,007
               Employee leasing                         320,826             309,805            216,075
               Corporate                             (2,249,677)         (2,030,965)        (2,208,197)
                                                   $  1,979,559      $    6,453,464      $   4,289,748
         Identifiable assets

               Hotel operations                    $ 82,530,247      $   55,456,702      $  41,835,019
               Hotel development                      2,824,933           6,228,166          5,447,715
               Hotel management                       1,612,596           1,640,692          1,163,671
               Employee leasing                       1,415,174           1,169,755            825,468
               Corporate                              4,285,148           2,405,841          3,181,429
                                                   $ 92,668,098      $   66,901,156      $  52,453,302
         Capital Expenditures

               Hotel operations                    $ 29,272,953      $   13,856,662      $  12,065,286
               Hotel development                          7,288              57,036            377,296
               Hotel management                          40,830              62,756             29,634
               Employee leasing                           4,228               4,956              1,602
               Corporate                                 17,810              67,600             65,330
                                                   $ 29,343,109      $   14,049,010      $  12,539,148

         Depreciation/Amortization

               Hotel operations                    $  4,003,613      $    3,018,890      $   1,959,421
               Hotel development                         82,044              68,545             28,866
               Hotel management                         333,188             282,121            176,618
               Employee leasing                           3,624               6,493              6,018
               Corporate                                110,031             102,829             97,258
                                                   $  4,532,500      $    3,478,878      $   2,268,181

12.  STOCK BASED COMPENSATION:

     The Company applies APB No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for options granted to employees.

     In August 1996, the Company established qualified incentive stock option plans for employees and directors. Under the plan for employees, on an annual basis, options for up to 3% of its common stock, as defined, can be granted. Under the plan for directors, a total of 50,000 options can be granted. The exercise price per share may not be less than the fair market value per share on the date the options are granted. Generally, options vest over a period of up to two years and are exercisable for a period of ten years from the date of grant.

     The Company has granted to various key employees, non-qualified options to purchase shares of common stock with exercise prices ranging from $3.00 to $6.50 per share. The exercise price is the market price on the date of grant. At December 31, 1997, options to purchase 1,062,833 shares of common stock are outstanding. These options are currently exercisable and expire through September 2007.

     In 1997, the Company granted to two officers, options to purchase 65,625 shares of common stock with an exercise price of $1.53 per share. These options are currently exercisable and expire in February 2007. Pursuant to APB Opinion 25, the Company recognized $301,465 in compensation expense in 1997 as a result of this below-market grant.

     The following table summarizes the employee stock options granted, exercised and outstanding:

                                                                                        Weighted
                                                                                         Average
                                                                  Shares              Exercise Price
                 Options outstanding January 1, 1995                 652,250            $   4.50
                      Options granted                                898,833                4.45
                 Options outstanding December 31, 1995             1,551,083                4.47
                      Forfeitures                                    (11,500)               6.38
                      Options granted                                  2,000                7.81
                 Options outstanding December 31, 1996             1,541,583                4.46
                      Options exercised                             (433,750)               4.61
                      Forfeitures                                    (43,000)               4.93
                      Options granted                                181,125                4.62
                 Options outstanding December 31, 1997             1,245,958            $   4.42
                 Options exercisable December 31, 1997             1,167,958            $   4.29


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

                                                            1997               1996                 1995
              Grant-date fair value per share:
                   Options issued at market             $        2.90       $       2.70       $         2.85
                   Options issued below market                   4.96                -                    -
              Weighted average exercise prices:
                   Options issued at market             $        6.37       $       7.81       $         4.45
                   Options issued below market                   1.53                -                    -

              Significant assumptions (weighted-average):
                   Risk-free interest rate at grant date         6.14%              5.51%                6.04%
                   Expected stock price volatility               0.37               0.62                 0.79
                   Expected dividend payout                       n/a                n/a                  n/a
                   Expected option life (years) (a)              5.63               5.00                 4.24

              Net income (loss):
                   As reported                          $    (966,443)      $  3,394,654       $    2,138,092
                   Pro forma                            $  (1,626,473)      $  2,994,790       $    1,514,818

              Net income (loss) per share - Basic:
                   As reported                          $       (0.15)      $       0.57       $         0.37
                   Pro forma                            $       (0.26)      $       0.50       $         0.26
              Net income (loss) per share - Diluted:
                   As reported                          $       (0.19)      $       0.49       $         0.34
                   Pro forma                            $       (0.29)      $       0.43       $         0.24

        (a) The expected option life considers historical option exercise patterns and future changes to those exercise patterns anticipated at the date of grant.

     The following table summarizes information about employee stock options outstanding at December 31, 1997:


                                      Options Outstanding                             Options Exercisable
                                              Weighted
                                               Average           Weighted                           Weighted
            Range of           Number         Remaining          Average               Number        Average
         Exercise Prices    Outstanding   Contractual Life    Exercise Price        Exercisable  Exercise Price

        $ 1.53 to 4.75        869,125         7.73 Years        $  3.55               869,125       $  3.55
        $ 6.31 to 7.81        376,833         8.96                 6.43               298,833          6.44
        $ 1.53 to 7.81      1,245,958         8.10              $  4.42             1,167,958       $  4.29


13.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

     Office lease:

     The Company entered into an operating lease for its existing office facilities which expires December 2000. The Company may cancel the lease effective December 1, 1998 with a 180-day notice and a cancellation penalty payment of approximately $71,000.

     Hotel leases:

     The Company leases five hotels as of December 31, 1997, the operations of which are included in the Company's consolidated financial statements.
     The Company leases or sub-leases three of these hotels from partnerships in which the Company owns an equity interest, up to 16.33%. All of the leases are triple net and provide for monthly base rent payments ranging from $9,500 to $23,500. Three of the leases also provide for additional rent payments ranging from $36,000 to $72,000 per annum, plus percentage rents equal to 10% of room revenues in excess of stipulated amounts. The leases and sub-leases expire through December 31, 2001.

     All five leases provide for an option to purchase the hotel. Some of the purchase prices are based upon a multiple of gross room revenues for the preceding twelve months with a specified maximum, and the others are based on a fixed amount. At December 31, 1997, the aggregate purchase price for these leased hotels was approximately $16,230,000. During 1997, the Company exercised options to purchase two hotels previously under lease.

     Total rent expense for all operating leases was approximately $1,939,000, $2,322,000, and $2,157,000 in 1997, 1996 and 1995, respectively, including approximately $1,103,000, $1,280,000, and $1,280,000 in 1997, 1996 and
     1995, respectively, to affiliated entities in which the Company has a minority ownership interest. Minimum future rent payments under all operating leases are as follows:

               Year Ending December 31,            Affiliated         Non-Affiliated          Total

                          1998                     $    700,000      $      740,000      $   1,440,000
                          1999                          700,000             744,000          1,444,000
                          2000                             -                749,000            749,000
                          2001                             -                535,000            535,000
                          2002                             -                535,000            535,000
                          Thereafter                       -                812,000            812,000
                                                   $  1,400,000      $    4,115,000      $   5,515,000

     Limited partnership guaranteed distributions:

     The Company is a general partner in four partnerships where the Company has guaranteed minimum annual distributions to the limited partners based on a percentage of their original capital contributions, ranging from 10% to 15%. During 1998, all guaranteed minimum annual distributions were revised to 10%.

     Guarantees:

     The Company has provided approximately $37,000,000 in guarantees as of December 31, 1997 on mortgage loan obligations for 24 of its affiliated partnerships which expire at various dates through April 1, 2018. Other partners have also guaranteed portions of the same obligations. The partners of two of the partnerships have entered into cross indemnity agreements whereby each partner has agreed to indemnify the others for any payments made by any partner in relation to these guarantees in excess of their ownership interest.

     The Company is secondarily liable for the obligations and liabilities of the limited partnerships and limited liability corporations in which it holds a general partnership or managing member ownership interest as described in Note 4.

     Construction in progress:

     At December 31, 1997, the Company had approximately $7,824,000 remaining to pay contractors for the construction of 23 hotels, a portion of which is included in accounts payable. These commitments will be funded through construction and long-term mortgage financing currently in place.

     Employment agreements:

     The Company has entered into employment agreements with two executive officers expiring at various dates through December 31, 2000. The agreements provide for aggregate annual base salaries totaling $490,000 in both 1998 and 1999, and $325,000 in 2000 to be paid to the two executive officers. The employment agreements provide for cash bonuses to be determined annually by the compensation committee of the Board of Directors, stock options and severance pay should the officer be terminated without cause.

     Legal matters:

     The Company and certain of its subsidiaries are defendants in various litigation matters arising in the ordinary course of business. In the opinion of management, the ultimate resolution of all such litigation matters is not likely to have a material effect on the Company's financial condition, results of operation or liquidity.


14.  SUPPLEMENTAL CASH FLOW DATA:

     The following represents the supplemental schedule of noncash investing and financing activities for the years ended December 31, 1997, 1996 and 1995:

                                                      1997                1996               1995

         Notes receivable received from
           sale of hotel                           $    100,000      $    1,400,000

         Reduction of notes receivable and related
           interest in exchange for common stock   $  1,181,831      $       52,860

         Reduction of notes payable assumed by
           buyer upon sale of hotel                $     62,141

         Purchase of investments and
           other assets through issuance
           of common stock, assumption and
           issuance of notes payable, and
           reduction of notes receivable                             $      549,556      $   1,010,188

         Exchange of limited partnership interests
           and note receivable                                                           $      90,000

         Reduction of accounts and
           note payable through issuance
           of common stock and warrants                                                  $     233,351


15.  FOURTH QUARTER ADJUSTMENTS:

     During the fourth quarter of 1997, the Company expensed approximately $177,000 in costs associated with a potential merger or acquisition of the Company. During the fourth quarter of 1996, the Company expensed approximately $404,000 in costs associated with a public offering of the Company's Common Stock which was not consummated.

16.  NON-RECURRING EXPENSES:

     The Company expensed $1,697,448 in 1997 in costs associated with (i) the termination of a consulting agreement with a company owned by the Chairman of the Board of Directors and a former director, and (ii) the termination of an employment agreement with this former director. In addition, the Company expensed $177,044 in costs associated with a potential merger or acquisition which was not consummated. During 1996, the Company expensed $403,657 in costs associated with a public offering of the Company's Common Stock which was not consummated. The Company considers these costs non-operational costs which are non-recurring in nature.