Form 10-Q
period 1998-03-31
AMERIHOST PROPERTIES INC
filed 1998-05-14
CIK 778423

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


           [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended              MARCH 31, 1998

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

As of May 12, 1998, 6,192,675 shares of the Registrant's Common Stock were outstanding.





                           AMERIHOST PROPERTIES, INC.

                                    FORM 10-Q

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998



                                      INDEX



      PART I: Financial Information                          Page

Consolidated Balance Sheets as of March 31, 1998
    and December 31, 1997                                          4

Consolidated Statements of Operations for the Three Months
    Ended March 31, 1998 and 1997                                  6

Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 1998 and 1997                     7

Notes to Consolidated Financial Statements                         9

Management's Discussion and Analysis                              11

Schedule of Earnings Before Interest/Rent, Taxes
    and Depreciation/Amortization for the Three
    Months Ended March 31, 1998 and 1997                          17


        PART II: Other Information


Item 6 - Exhibits and Reports on Form 8-K                         18

Signatures                                                        18




                         Part I:  Financial Information

                          Item 1:  Financial Statements




                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                          March 31,              December 31,
                                                                           1998                    1997
                         ASSETS

Current assets:
    Cash and cash equivalents                                           $    2,924,579         $    2,349,503
    Accounts receivable (including $1,166,156
         and $1,375,936 from related parties)                                3,445,976              3,440,241
    Notes receivable, current portion                                        1,448,619              1,459,986
    Prepaid expenses and other current assets                                  288,199                209,779
    Refundable income taxes                                                  3,230,125              2,342,734
    Costs and estimated earnings in excess
         of billings on uncompleted contracts
         with related parties                                                1,407,003              1,913,103

         Total current assets                                               12,744,501             11,715,346


Investments in and advances to unconsolidated
         hotel joint ventures                                                5,895,375              5,319,689


Property and equipment:
    Land                                                                    10,985,842             10,365,676
    Buildings                                                               53,156,842             49,156,742
    Furniture, fixtures and equipment                                       16,642,641             15,366,291
    Construction in progress                                                 4,919,047              3,549,408
    Leasehold improvements                                                   1,262,293              1,223,206
                                                                            86,966,665             79,661,323

    Less accumulated depreciation and amortization                          10,732,697              9,345,991

                                                                            76,233,968             70,315,332


Notes receivable, less current portion                                       1,340,685              1,355,395


Other assets, net of accumulated amortization of
    $4,668,606 and $4,255,609                                                4,089,647              3,962,336
                                                                             5,430,332              5,317,731


                                                                        $  100,304,176         $   92,668,098





                                                               (continued)



                                               AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                               (UNAUDITED)



                                                                          March 31,              December 31,
                                                                           1998                    1997

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                    $    4,488,510         $    4,780,444
    Bank line-of-credit                                                      5,057,923              1,289,709
    Accrued payroll and related expenses                                       937,170              1,004,265
    Accrued real estate and other taxes                                      1,040,299                885,610
    Other accrued expenses and current liabilities                             623,756                843,805
    Current portion of long-term debt                                        5,188,433              5,119,194

         Total current liabilities                                          17,336,091             13,923,027


Long-term debt, net of current portion                                      60,558,502             55,116,028

Deferred income taxes                                                          108,000                108,000

Deferred income                                                         1,067,700              927,444

Commitments

Minority interests                                                             773,894              1,000,740


Shareholders' equity:
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                               -                      -
    Common stock, $.005 par value; authorized 25,000,000 shares;
       issued and outstanding 6,212,275 shares at March 31, 1998,
       and 6,212,925 shares at December 31, 1997                                31,061                 31,065
    Additional paid-in capital                                              17,856,880             17,860,655
    Retained earnings                                                        3,008,923              4,138,014

                                                                            20,896,864             22,029,734
    Less:
         Stock subscriptions receivable                                       (436,875)              (436,875)

                                                                            20,459,989             21,592,859

                                                                        $  100,304,176         $   92,668,098


                 See notes to consolidated financial statements.


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                                           1998                    1997
Revenue:
    Hotel operations:
         AmeriHost Inn hotels                                          $     4,160,006        $     2,396,566
         Other hotels                                                        3,330,680              4,032,034
    Development and construction                                             2,964,577              6,133,742
    Management services                                                        602,150                604,643
    Employee leasing                                                         2,980,296              2,902,305
                                                                            14,037,709             16,069,290
Operating costs and expenses:
    Hotel operations:
         AmeriHost Inn hotels                                                3,544,474              1,862,554
         Other hotels                                                        2,994,890              3,682,857
    Development and construction                                             2,810,991              5,175,470
    Management services                                                        543,093                412,390
    Employee leasing                                                         2,907,667              2,831,611
                                                                            12,801,115             13,964,882

                                                                             1,236,594              2,104,408

    Depreciation and amortization                                            1,253,489              1,156,293
    Leasehold rents - hotels                                                   393,612                534,632
    Corporate general and administrative                                       342,260                582,150

Operating loss                                                                (752,767)              (168,667)

Other income (expense):
    Interest expense                                                        (1,471,089)              (810,007)
    Interest income                                                            101,122                135,449
    Other income                                                                57,977                  3,810
    Gain on sale of property, net of minority interests                          -                  1,697,999
    Contractual termination expenses                                             -                 (1,697,448)
    Equity in net income and losses of affiliates                              (55,921)              (241,101)

Loss before minority interests and income taxes                             (2,120,678)            (1,079,965)

Minority interests in (income) loss of
    consolidated subsidiaries and partnerships                                 207,587                205,313

Loss before income tax                                                      (1,913,091)              (874,652)

Income tax benefit                                                             784,000                409,000

Net loss                                                               $    (1,129,091)       $      (465,652)

Net loss per share:
    Basic                                                              $         (0.18)       $         (0.08)
    Diluted                                                            $         (0.19)       $         (0.09)

                 See notes to consolidated financial statements.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                                                 1998                  1997
Cash flows from operating activities:

    Cash received from customers                                             $   14,711,995        $   14,664,611
    Cash paid to suppliers and employees                                        (14,390,331)          (15,466,686)
    Interest received                                                               186,090                72,956
    Interest paid                                                                (1,466,921)             (814,297)
    Income taxes paid                                                              (103,391)             (110,352)
    Contract termination costs                                                        -
                                                                                                       (1,443,891)

Net cash used in operating activities                                            (1,062,558)           (3,097,659)

Cash flows from investing activities:

    Purchase of property and equipment                                           (3,933,390)           (5,238,136)
    Purchase of investments in, and advances
         to, minority owned affiliates                                           (1,001,157)           (1,129,014)
    Distributions, and collections on advances,
         from affiliates                                                            353,599             1,058,534
    Acquisitions of partnership interests,
         net of cash acquired                                                      (731,107)                -
    Collections on notes receivable                                                  26,077                 -
    Preopening and management contract costs                                        (76,536)             (116,865)
    Proceeds from sale of assets                                                      -                 3,390,576

Net cash used in investing activities                                            (5,362,514)           (2,034,905)

Cash flows from financing activities:

    Proceeds from issuance of long-term debt                                      5,876,229             3,348,584
    Principal payments on long-term debt                                         (2,625,036)           (1,581,144)
    Proceeds from line of credit                                                  7,668,214             4,828,244
    Repayment on line of credit                                                  (3,900,000)           (2,200,000)
    Decrease in minority interest                                                   (19,259)              (31,759)
    Proceeds from issuance of common stock                                            -                   789,075

Net cash provided from financing activities                                       7,000,148             5,153,000

Net increase in cash and cash equivalents                                           575,076                20,436

Cash and cash equivalents, beginning of year                                      2,349,503             3,029,039

Cash and cash equivalents, end of period                                     $    2,924,579        $    3,049,475




                                                               (continued)



                                               AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                               (UNAUDITED)



                                                                                 1998                  1997

Reconciliation of net loss to net
    cash used in operating activities:

Net loss                                                                      $  (1,129,091)        $    (465,652)

Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization                                                 1,253,489             1,156,293
    Equity in net (income) loss of affiliates and
         amortization of deferred income                                             55,921               241,101
    Minority interests in net income of subsidiaries                               (207,587)             (205,313)
    Amortization of deferred interest and loan discount                               9,940                 9,940
    Compensation recognized through issuance of common
         stock and common stock options                                               -                   302,065
    (Gain) loss on sale of investments, property
         and equipment                                                                -                (1,697,999)
    Deferred income taxes                                                             -                   (50,000)
    Unpaid contractual termination costs                                              -                   253,557

    Changes in assets and liabilities, net of effects of acquisitions:

         Decrease in accounts receivable                                             57,461             1,220,036
         Increase in prepaid expenses and
           other current assets                                                     (91,570)             (358,160)
         Increase in refundable income taxes                                       (887,391)             (469,352)
         Decrease (increase) in costs and estimated
           earnings in excess of billings                                           506,100            (2,631,950)
         Increase in other assets                                                  (223,776)             (274,164)

         Decrease in accounts payable                                              (360,136)              (12,179)
         Decrease in accrued payroll and other accrued
           expenses and current liabilities                                        (192,208)             (103,669)
         Decrease in accrued interest                                                (7,180)              (15,638)
         Increase in deferred income                                                153,470                 3,425

Net cash used in operating activities                                         $  (1,062,558)        $  (3,097,659)




                 See notes to consolidated financial statements.

1.   BASIS OF PREPARATION:

  The financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Amerihost Properties, Inc. and subsidiaries as of March 31, 1998 and December 31, 1997 and the results of its operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K. Certain reclassifications have been made to the 1997 financial statements in order to conform with the 1998 presentation.

2.   PRINCIPLES OF CONSOLIDATION:

  The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and partnerships in which the Company has a majority ownership interest. Significant intercompany accounts and transactions have been eliminated.

3.   LOSS PER SHARE:

  Basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share of common stock is computed by dividing the adjusted net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. The following are the calculations of basic and diluted earnings per share for the three months ended March 31,:


                                                                          1998                 1997
         Net loss                                                     $  (1,129,091)      $     (465,652)

         Impact of convertible partnership interests                        (95,158)            (109,463)
                                                                      $  (1,224,249)      $
                                                                                                (575,115)

         Weighted average common shares outstanding                       6,212,762            6,190,878

         Dilutive effect of convertible partnership interests               376,225              376,225

         Dilutive common shares outstanding                               6,588,987            6,567,103

         Net loss per share:
           Basic                                                      $       (0.18)      $        (0.08)
           Diluted                                                    $       (0.19)      $        (0.09)


4.   INCOME TAXES:

     Deferred income taxes are provided on the differences in the bases of the Company's assets and liabilities determined for tax and financial reporting purposes.

     The income tax benefit for the three months ended March 31, 1998 and 1997 was based on the Company's estimate of the effective tax rate expected to be applicable for the full year. A $50,000 reduction in the deferred tax asset reserve was made during the three months ended March 31, 1997. The Company expects the effective tax rate to approximate the Federal and state statutory rates.


5.   SUPPLEMENTAL CASH FLOW DATA:

     The following represents the supplemental schedule of noncash investing and financing activities for the three months ended March 31:


                                                1998       1997

        Reduction of receivable in exchange
            for common stock                   $ 3,779   $  -


6.   HOTEL LEASES:

     The Company leases five hotels, the operations of which are included in the Company's consolidated financial statements. All of these leases provide for an option to purchase the hotel. Some of the purchase prices are based upon a multiple of gross room revenues for the preceding twelve months and the others are based upon a fixed amount. At March 31, 1998, the aggregate purchase price for these five hotels was approximately $16,230,000.

7.   INVESTMENTS:

     During the first quarter of 1998, the Company acquired the remaining ownership interest in a hotel joint venture. The following is a summary of this acquisition:

            Fair value of assets acquired       $  3,116,810
            Cash paid, net of cash acquired         (731,107)
            Liabilities assumed                 $  2,385,703


Subsequent to March 31, 1998, the Company acquired the remaining ownershp interest in seven additional hotel joint ventures for cash of approximately $3,647,000.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is engaged in the development of AmeriHost Inn hotels, its proprietary brand, and the ownership, operation and management of AmeriHost Inn hotels and other mid-price hotels. As of March 31, 1998, there were 65 AmeriHost Inn hotels open, of which 29 were wholly-owned, two were majority-owned, 31 were minority-owned, and three were managed for unrelated third parties. A total of 20 AmeriHost Inn hotels were opened during the past twelve months. The Company intends to use the AmeriHost Inn brand when expanding its hotel operations segment. All of the hotels currently under construction will be AmeriHost Inn hotels. As of March 31, 1998, ten AmeriHost Inn hotels were under construction, of which six will be wholly-owned, and four will be minority-owned. Same room revenues for all AmeriHost Inn hotels increased approximately 12.0% in the first quarter of 1998 compared to the first quarter of 1997, attributable to an increase of $0.36 in average daily rate and a 11.1% increase in occupancy. These results relate to the 44 AmeriHost Inn hotels that were operating for at least thirteen full months at March 31, 1998.

Revenues from hotel operations consist of the revenues from all hotels in which the Company has a 100% or majority ownership or leasehold interest ("Consolidated" hotels). Investments in other entities in which the Company has a minority ownership interest are accounted for using the equity method. As a result of the Company's focus on increasing the number of Consolidated hotels, the Company expects that revenues from the hotel operations segment will increase over time as a percentage of the Company's overall revenues. Development and construction revenues consist of one-time fees for new construction and renovation activities performed by the Company for minority-owned hotels and unrelated third parties. The Company also receives revenue from management and employee leasing services provided to minority-owned hotels and unrelated third parties.

The results for the first quarter of 1998 were consistent with the Company's primary objective of increasing the number of wholly-owned, Consolidated AmeriHost Inn hotels. Due to the Company's focus on developing and constructing a significant number of Consolidated AmeriHost Inn hotels during 1997 and the first quarter of 1998, the Company recognized lower revenues and profits from the development and construction of hotels for minority-owned and unrelated third parties during these periods. In addition, the Company disposed of several non-AmeriHost Inn hotels during the past twelve months, as part of the Company's plan to invest all available resources into the AmeriHost Inn hotel brand. Although this strategy has a short-term negative impact on revenues and earnings, the Company believes that the long-term benefits will be substantial.

Revenues from consolidated AmeriHost Inn hotels increased 73.6% to $4.2 million in the first quarter of 1998, from revenues of $2.4 million in the first quarter of 1997, due to the addition of 13 Consolidated AmeriHost Inn hotels during the past twelve months. Revenues from the hotel management and employee leasing segments increased by 2.2% in total during the first quarter due primarily to the net addition of five minority-owned and unrelated third party hotels. These increases were offset by a decrease in non-AmeriHost Inn hotel revenues as a result of the disposition of three Consolidated hotels during the past thirteen months and a decrease in hotel development and construction revenue from joint ventures, resulting in a decrease in total revenues of 12.6% to $14.0 million during the three months ended March 31, 1998, from $16.1 million during the three months ended March 31, 1997. Net loss for the first quarter increased to $1.1 million, or $0.19 per diluted share in 1998, from $465,652, or $0.09 per diluted share in 1997. The Company sold two Consolidated hotels during the first quarter of 1997, resulting in a total gain, net of minority interests, of $1.7 million. These gains were offset by a non-recurring charge of $1.7 million from the termination of a consulting agreement with Urban 2000 Corp. (a company owned by the Company's Chairman of the Board and a former officer/director) and the severance fees paid in connection with the departure of an officer/director.

The Company uses EBITDA as a supplemental performance measure along with net income to report its operating results. EBITDA is defined as net income, adjusted to eliminate the impact of (i) interest expense; (ii) interest and other income; (iii) leasehold rents for hotels, which the Company considers to be financing costs similar to interest; (iv) income tax expense (benefit), (v) depreciation and amortization; and (vi) gains or losses from property transactions. EBITDA should not be considered as an alternative to operating income (as determined in accordance with Generally Accepted Accounting Principles, "GAAP") as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. EBITDA, as defined by the Company is included herein due to numerous requests by investors and analysts. Management believes that investors and analysts find it to be a useful tool for measuring the Company's ability to service debt. EBITDA increased from a loss of ($210,978) during the first quarter of 1997 to $1.0 million during the first quarter of 1998. After eliminating the impact of the non-recurring charges, EBITDA decreased 29.6% during the three months ended March 31, 1998, compared to the three months ended March 31, 1997. An EBITDA schedule is included herein.

Amerihost had an ownership interest in 80 hotels at March 31, 1998 versus 63 hotels at March 31, 1997 (excluding hotels under construction). This increased ownership was achieved primarily through the development of AmeriHost Inn hotels for the Company's own account and for minority-owned entities. These figures include a net increase of 13 Consolidated hotels, from 28 at March 31, 1997 to 41 at March 31, 1998.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

Revenues decreased 12.6% to $14.0 million during the three months ended March 31, 1998, from revenues of $16.1 million during the three months ended March 31, 1997. The increase in revenue from the Consolidated AmeriHost Inn hotels was more than offset by the decreases in the hotel development and construction segment, and the non-AmeriHost Inn hotel operations segment.

Hotel operations revenue increased 16.5% to $7.5 million during the three months ended March 31, 1998, from $6.4 million during the three months ended March 31, 1997. Revenue from Consolidated AmeriHost Inn hotels increased 73.6% during the three months ended March 31, 1998, compared to the three months ended March 31, 1997. These increases were attributable primarily to the addition of 13 Consolidated AmeriHost Inn hotels from April 1, 1997 through March 31, 1998, including the addition of twelve newly constructed Consolidated AmeriHost Inn hotels, and the acquisition of additional ownership interest in one existing hotel causing it to become a Consolidated AmeriHost Inn hotel. The increase in AmeriHost Inn hotel revenue during the three month period was offset by a
decrease of 17.4% in other brand hotel revenue.   This decrease was the result
of the sale of two non-AmeriHost Inn Consolidated hotels, and the termination of the lease for another non-AmeriHost Inn hotel. The hotel operations segment included the operations of 41 Consolidated hotels (including 31 AmeriHost Inn hotels) comprising 3,275 rooms at March 31, 1998, compared to 28 Consolidated hotels (including 18 AmeriHost Inn hotels) comprising 2,531 rooms at March 31, 1997. After considering the Company's ownership interest in the majority-owned Consolidated hotels, this translates to 2,955 and 2,216 equivalent owned rooms as of March 31, 1998 and 1997, respectively, or an increase of 33.3%. Recently, the Company has experienced an increase in competition in certain markets, primarily from newly constructed hotels. As a result, there is increased downward pressure on occupancy levels. The average daily rates continue to remain strong. The Company believes that as the number of AmeriHost Inn hotels increases, the greater the benefits will be at all locations from marketplace recognition and repeat business. In addition, the Company typically builds new hotels in growing markets where it anticipates a certain level of additional hotel development.

Hotel development revenue decreased 51.7% to $3.0 million during the three months ended March 31, 1998, from $6.1 million during the three months ended March 31, 1997. The decrease was due to the decrease in hotel development and construction activity performed for unrelated entities or entities in which the Company holds a minority ownership interest. The Company was constructing five hotels for minority-owned entities or unrelated third parties during the first quarter of 1998, compared to eight hotels during the three months ended March 31, 1997. The Company also had several additional projects in various stages of pre-construction development during both three month periods.

Hotel management revenue remained relatively unchanged, decreasing 0.4% to $602,150 during the three months ended March 31, 1998, from $604,643 during the three months ended March 31, 1997. The number of hotels managed for third parties and minority-owned entities increased from 45 hotels, representing 3,767 rooms, at March 31, 1997 to 47 hotels, representing 3,655 rooms, at March 31, 1998. The addition of management contracts for eight newly constructed hotels (511 rooms) was partially offset by the termination of one management contract (123 rooms) with a minority-owned entity as a result of the sale of the hotel (non-AmeriHost Inn hotel), the termination of two management contracts (149 rooms) with minority-owned hotels which became Consolidated hotels due to the Company acquiring additional ownership interests, and the termination of three management contracts for non-AmeriHost Inn hotels with unrelated third parties (351 rooms) as a result of the sale of the hotels. The management contracts terminated, all of which were for hotels other than the AmeriHost Inn brand, were typically for larger hotels compared to the eight hotels added during the twelve months ended March 31, 1998. As a result, even though the number of management contracts increased, total segment revenue was relatively unchanged during the first quarter of 1998 compared to the first quarter of 1997.

Employee leasing revenue increased 2.7% to $3.0 million during the three months ended March 31, 1998, from $2.9 million during the three months ended March 31, 1997, due primarily to the addition of hotels managed for minority-owned entities as described above, and the associated increase in payroll costs which is the basis for the employee leasing revenue.

Total operating costs and expenses decreased 8.3% to $12.8 million (91.2% of total revenues) during the three months ended March 31, 1998, from $14.0 million (86.9% of total revenues) during the three months ended March 31, 1997. Operating costs and expenses in the hotel operations segment increased 17.9% to $6.5 million during the three months ended March 31, 1998, from $5.5 million during the three months ended March 31, 1997. This increase resulted primarily from the net addition of 13 Consolidated hotels to this segment and is directly related to the 73.6% increase in Consolidated AmeriHost Inn hotel revenue during the three months ended March 31, 1998, offset by the 17.4% decrease in non-AmeriHost Inn hotel revenue. Hotel operations segment operating costs and expenses as a percentage of segment revenue increased to 87.3% during the three months ended March 31, 1998, from 86.3% during the three months ended March 31, 1997. The increase was due primarily from a greater number of Consolidated AmeriHost Inn hotels operating during their pre-stabilization period in the first quarter of 1998. Operating costs from non-AmeriHost Inn hotels as a percentage of revenue decreased slightly as a result of the sale/disposition of hotels.

Operating costs and expenses for the hotel development segment decreased 45.7% to $2.8 million during the three months ended March 31, 1998, from $5.2 million during the three months ended March 31, 1997, consistent with the 51.7% decrease in hotel development revenues for the three months ended March 31, 1998. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased to 94.8% during the three months ended March 31, 1998, from 84.4% during the three months ended March 31, 1997. The first quarter of 1998 consisted primarily of construction activity which has higher operating costs in relation to the revenue recognized. The first quarter of 1997 also consisted of a significant level of construction activity, however also included a greater level of development activity which has lower operating costs in relation to the revenue recognized. Hotel management segment operating costs and expenses increased 31.7% to $543,093 during the three months ended March 31, 1998, from $412,390 during the three months ended March 31, 1997. This increase was due to the increase in the number of hotels managed, the allocation of certain general and administrative expenses and preopening costs associated with the hotels opened during the three months ended March 31, 1998 and 1997. Employee leasing operating costs and expenses increased 2.7% to $2.9 million during the three months ended March 31, 1998, from $2.8 million during the three months ended March 31, 1997, which is consistent with the 2.7% increase in segment revenue for the three months ended March 31, 1998.

Depreciation and amortization expense increased 8.4% to $1.3 million during the three months ended March 31, 1998, from $1.2 million during the three months ended March 31, 1997. The increase was primarily attributable to the net addition of thirteen Consolidated hotels to the hotel operations segment and the resulting depreciation and amortization therefrom, offset by the decrease in depreciation from non-AmeriHost Inn hotels as a result of the sale/dispositions.

Leasehold rents - hotels decreased 26.4% to $393,612 during the three months ended March 31, 1998, from $534,632 during the three months ended March 31, 1997. This decrease was primarily due to the sale of two leased Consolidated non-AmeriHost Inn hotels and the termination of the lease for another Consolidated non-AmeriHost Inn hotel in the first and second quarters of 1997.

Corporate general and administrative expense decreased 41.2% to $342,260 during the three months ended March 31, 1998, from $582,150 during the three months ended March 31, 1997, and can be attributed primarily to the recognition of compensation expense in the first quarter of 1997 for options issued at an exercise price below the then current market price, operational efficiencies and the allocation of certain expenses.

The Company's operating loss increased 346% to $752,767 during the three months ended March 31, 1998, from $168,667 during the three months ended March 31, 1997. The following discussion of operating income by segment is exclusive of any corporate overhead cost allocation. Consolidated AmeriHost Inn hotels incurred an operating loss of ($160,028) during the three months ended March 31, 1998, compared to operating income of $136,354 during the three months ended March 31, 1997. This decrease in operating income was due to the increased impact of seasonality in the first quarter of 1998 associated with a greater number of Consolidated AmeriHost Inn hotels and the impact of the significant number of recently opened Consolidated AmeriHost Inn hotels still operating in the first three months of 1998 during their pre-stabilization period when revenues are typically lower. Operating income from the hotel development segment decreased 85.8% to $133,864 during the three months ended March 31, 1998, from $940,214 during the three months ended March 31, 1997. The decrease in hotel development operating income was due to the decrease in hotels developed and constructed for third parties and minority-owned entities during the first quarter of 1998, compared with the first quarter of 1997. The hotel management segment incurred an operating loss of ($30,171) during the three months ended March 31, 1998, from operating income of $115,014 during the three months ended March 31, 1997. This decrease was due primarily to the increase in expenses associated with the increased number of hotels managed and operated during the past twelve months and the allocation of certain costs. Employee leasing operating income increased 2.8% to $71,729 during the three months ended March 31, 1998, from $69,795 during the three months ended March 31, 1997, due to the increase in employee leasing agreements with minority-owned entities.

Interest expense increased 81.6% to $1.5 million during the three months ended March 31, 1998, from $810,007 during the three months ended March 31, 1997.
This increase was primarily attributable to the additional mortgage financing of newly constructed Consolidated AmeriHost Inn hotels.

The Company's share of equity in income (loss) of affiliates decreased 76.8% to ($55,921) during the three months ended March 31, 1998, from ($241,101) during the three months ended March 31, 1997. This improvement in equity of affiliates during the first quarter of 1998 compared to 1997, was primarily due to the sale of one minority owned hotel at a significant gain, offset by the significant number of newly constructed minority-owned hotels which were operating during their pre-stabilization period, and the increasing impact of seasonality as the number of minority-owned hotels increases. Distributions from affiliates were $238,332 during the first three months of 1998 compared to $21,515 during the first three months of 1997.

The Company expensed $1.7 million in the first quarter of 1997 in costs associated with the termination of a consulting agreement with a company owned by the Chairman of the Board of Directors and a former director, and the termination of an employment agreement with this former director. The Company considers these costs non-recurring in nature.


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

During the first three months of 1998, the Company used cash for operations of $1.1 million, compared to $3.1 million during the first three months of 1997, or a decrease in cash used for operations of $2.0 million. The increase in cash flow from operations during the first three months of 1998, when compared to 1997, can be attributed to the non-recurring payment of $1.4 million during the first quarter of 1997 and the timing of collections from hotel development and construction activity for minority-owned entities, offset by the increasing impact of seasonality and the significant number of hotels operating during their pre-stabilization period as the number of Consolidated hotels increased from 28 hotels at March 31, 1997 to 41 hotels at March 31, 1998.
The Company invests cash in three principal areas: (i) the purchase of property and equipment through the construction and renovation of Consolidated hotels;
(ii) the purchase of equity interests in hotels; and (iii) the making of loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. During the first three months of 1998, the Company used $5.4 million in investing activities compared to $2.0 million in the first three months of 1997. During the first three months of 1998, the Company used $3.9 million to purchase property and equipment for Consolidated AmeriHost Inn hotels, and used $1.4 million for investments in and advances to affiliates, net of distributions and collections. During the first three months of 1997, the Company used cash primarily for the purchase of $5.2 million in property and equipment for Consolidated AmeriHost Inn hotels, used $70,480 for investments in and advances to affiliates, net of distributions and collections, and received $3.4 million from the sale of hotels.

Cash received from financing activities was $7.0 million during the first three months of 1998 compared to $5.2 million during the first three months of 1997. In 1998, the primary factors were proceeds of $3.3 million from the mortgage financing of Consolidated hotels, net of principal repayments, and net proceeds of $3.8 million from the Company's operating line-of-credit. In 1997, the contributing factors were proceeds of $1.8 million from the mortgage financing of Consolidated hotels, net of principal repayments, net proceeds of $789,075 from the exercise of common stock purchase options, and $2.6 million in net proceeds from the Company's operating line-of-credit.

At March 31, 1998, the Company had $5.1 million outstanding under its operating line-of-credit. The operating line-of-credit (i) has a limit of $10.0 million
(ii) is collateralized by a security interest in certain of the Company's assets, including its interest in various joint ventures; (iii) bears interest at an annual rate equal to the lending bank's base rate plus 1/2% (with a minimum interest rate of 7.5%); and (iv) matures August 1, 1998. At March 31, 1998, the Company also had outstanding $2.25 million of its 7% Subordinated Notes which are unsecured obligations due October 9, 1999 and which pay interest quarterly. Pursuant to the terms of the 7% Subordinated Notes, no dividends may be paid on any capital stock of the Company until the 7% Subordinated Notes have been paid in full. At the Company's sole discretion, the 7% Subordinated Notes may be prepaid at any time without penalty.

In March 1998, the Company's Board of Directors authorized the repurchase, from time to time on the open market, of up to $1.0 million of Common Stock over the next year. During April and May of 1998, the Company repurchased 19,600 shares of the Company's Common Stock for approximately $94,000.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual and interim financial statements. It also establishes new standards for disclosures regarding products and services, geographic areas and major customers. This Statement is effective for the Company for the year end December 31, 1998 and requires comparative information for earlier years to be restated. The Company's consolidated balance sheets and the related consolidated statements of income, changes in shareholder's equity and cash flows will not be affected by the implementation of SFAS No. 131.

Statement of Position (SOP) No. 98-5, Reporting on the Costs of Start-Up Activities, provides guidance on the financial reporting of start-up costs and organization costs. This Statement requires costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for the Company for 1999, and will require the Company to report the cumulative effect of this change in accounting principle as of January 1, 1999, in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. The Company anticipates this cumulative effect will have a material impact on the Company's consolidated financial statements.


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

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   SCHEDULE OF EARNINGS BEFORE INTEREST/RENT,
                       TAXES AND DEPRECIATION/AMORTIZATION
                                   (UNAUDITED)




                                                                                 Three Months Ended
                                                                                      March 31,
                                                                              1998                1997

Revenue                                                                 $   14,037,709       $   16,069,290


Operating costs and expenses                                                12,801,115           13,964,882


                                                                             1,236,594            2,104,408


Corporate general and administrative                                          (342,260)            (582,150)
Equity in net income and losses
   of affiliates                                                               (55,921)            (241,101)


Earnings before minority interests                                             838,413            1,281,157

Minority interests in earnings of
   consolidated subsidiaries and
   partnerships                                                                207,587              205,313


Earnings before interest/rent, taxes
  and depreciation/amortization, before
  non-recurring charges                                                      1,046,000            1,486,470


Non-recurring charges                                                            -                1,697,448


Earnings before interest/rent, taxes
  and depreciation/amortization                                         $    1,046,000       $     (210,978)

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




                             AMERIHOST PROPERTIES, INC.
                                   Registrant



Date:  May 13, 1998
              By:  /s/ Russell J. Cerqua
                   Russell J. Cerqua
                   Treasurer/Executive Vice President, Finance



              By:  /s/ James B. Dale
                   James B. Dale
                   Vice President, Finance/Corporate Controller