Form 10-Q
period 1998-06-30
AMERIHOST PROPERTIES INC
filed 1998-08-14
CIK 778423

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


           [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended              JUNE 30, 1998

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

As of August 13, 1998, 6,182,775 shares of the Registrant's Common Stock were outstanding.





                           AMERIHOST PROPERTIES, INC.

                                    FORM 10-Q

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998



                                      INDEX



      PART I: Financial Information                          Page

Consolidated Balance Sheets as of June 30, 1998
    and December 31, 1997                                          4

Consolidated Statements of Operations for the Three and Six
    Months Ended June 30, 1998 and 1997                            6

Consolidated Statements of Cash Flows for the Six Months
    Ended June 30, 1998 and 1997                                   7

Notes to Consolidated Financial Statements                         9

Management's Discussion and Analysis                              12

Schedule of Earnings Before Interest/Rent, Taxes and
    Depreciation/Amortization for the Three and Six
    Months Ended June 30, 1998 and 1997                           19


        PART II: Other Information


Item 6 - Exhibits and Reports on Form 8-K                         20

Signatures                                                        20





                         Part I:  Financial Information

                          Item 1:  Financial Statements




                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                          June 30,              December 31,
                                                                           1998                    1997
                         ASSETS

Current assets:
    Cash and cash equivalents                                           $   19,733,733         $    2,349,503
    Accounts receivable (including $657,139 and $1,375,936
       from related parties)                                                 3,338,508              3,440,241
    Notes receivable, current portion                                        1,411,965              1,459,986
    Prepaid expenses and other current assets                                  248,507                209,779
    Refundable income taxes                                                      -                  2,342,734
    Costs and estimated earnings in excess of billings on
       uncompleted contracts with related parties                            1,676,914              1,913,103

         Total current assets                                               26,409,627             11,715,346


Investments in and advances to unconsolidated
         hotel joint ventures                                                6,562,122              5,319,689


Property and equipment:
    Land                                                                     5,269,012             10,365,676
    Buildings                                                               34,396,426             49,156,742
    Furniture, fixtures and equipment                                       12,731,241             15,366,291
    Construction in progress                                                 1,755,877              3,549,408
    Leasehold improvements                                                   1,262,293              1,223,206
                                                                            55,414,849             79,661,323

    Less accumulated depreciation and amortization                           9,956,345              9,345,991

                                                                            45,458,504             70,315,332


Notes receivable, less current portion                                       1,320,494              1,355,395

Deferred income taxes                                                        6,641,000                  -

Other assets, net of accumulated amortization of
    $4,638,953 and $4,255,609                                                5,018,338              3,962,336
                                                                            12,979,832              5,317,731


                                                                        $   91,410,085         $   92,668,098




                                   (continued)



                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                          June 30,              December 31,
                                                                           1998                    1997

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                    $    3,959,302         $    4,780,444
    Bank line-of-credit                                                      3,357,955              1,289,709
    Accrued payroll and related expenses                                     1,101,587              1,004,265
    Accrued real estate and other taxes                                      1,576,338                885,610
    Other accrued expenses and current liabilities                             910,370                843,805
    Income taxes payable                                                     4,389,577                  -
    Current portion of long-term debt                                        3,506,250              5,119,194
         Total current liabilities                                          18,801,379             13,923,027


Long-term debt, net of current portion                                      36,778,171             55,116,028

Deferred income taxes                                                            -                    108,000

Deferred income                                                         14,853,696             927,444

Commitments

Minority interests                                                             789,642              1,000,740


Shareholders' equity:
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                               -                      -
    Common stock, $.005 par value; authorized 25,000,000 shares;
       issued and outstanding 6,182,775 shares at June 30, 1998,
       and 6,212,925 shares at December 31, 1997                                30,914                 31,065
    Additional paid-in capital                                              17,714,603             17,860,655
    Retained earnings                                                        2,878,555              4,138,014

                                                                            20,624,072             22,029,734
    Less:
         Stock subscriptions receivable                                       (436,875)              (436,875)

                                                                            20,187,197             21,592,859

                                                                        $   91,410,085         $   92,668,098


                 See notes to consolidated financial statements.


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                            Three Months Ended June 30,              Six Months Ended June 30,
                                              1998              1997                  1998              1997
Revenue:
   Hotel operations:
      AmeriHost Inn hotels               $    7,683,567    $    3,377,893        $   11,843,573    $    5,774,459
      Other hotels                            4,230,059         4,900,725             7,560,739         8,932,759
   Development and construction               3,508,010         2,309,358             6,472,587         8,443,100
   Management services                          701,663           767,736             1,303,813         1,372,379
   Employee leasing                           2,769,635         3,233,526             5,749,931         6,135,831
                                             18,892,934        14,589,238            32,930,643        30,658,528
Operating costs and expenses:
   Hotel operations:
      AmeriHost Inn hotels                    4,923,521         2,107,253             8,467,995         3,969,807
      Other hotels                            2,951,954         3,366,595             5,946,844         7,049,452
   Development and construction               3,224,753         2,288,743             6,035,744         7,464,213
   Management services                          665,503           517,613             1,208,596           930,003
   Employee leasing                           2,716,232         3,145,727             5,623,899         5,977,338
                                             14,481,963        11,425,931            27,283,078        25,390,813

                                              4,410,971         3,163,307             5,647,565         5,267,715

   Depreciation and amortization              1,543,932         1,085,631             2,797,421         2,241,924
   Leasehold rents - hotels                     534,604           529,958               928,216         1,064,590
   Corporate general and administrative         388,460           487,049               730,720         1,069,199

Operating income                              1,943,975         1,060,669             1,191,208           892,002

Other income (expense):
   Interest expense                          (2,087,785)         (877,385)           (3,558,874)       (1,687,392)
   Interest income                              157,892           205,251               259,014           340,700
   Other income                                  40,578            32,274                98,555            36,084
   Gain on sale of property                     161,191             -                   161,191         1,697,999
   Contractual termination expenses               -                 -                     -            (1,697,448)
   Equity in net income and losses
      of affiliates                             100,978            31,688                45,057          (209,413)

Income (loss) before minority
    interests and income taxes                  316,829           452,497            (1,803,849)         (627,468)

Minority interests in (income) loss
  of consolidated subsidiaries
  and partnerships                               25,541           (59,659)              233,128           145,654

Income (loss) before income tax                 342,370           392,838            (1,570,721)         (481,814)

Income tax expense (benefit)                    140,000           161,000              (644,000)         (248,000)

Net income (loss) before
   extraordinary item                           202,370           231,838              (926,721)         (233,814)

Extraordinary item - early extinguishment
   of debt, net of income tax (Note 9)         (332,738)            -                  (332,738)            -

Net income (loss)                        $     (130,368)   $      231,838        $   (1,259,459)   $     (233,814)

Net income (loss) per share:
   Basic                                 $        (0.02)   $         0.04        $        (0.20)   $        (0.04)
   Diluted                               $        (0.02)   $         0.03        $        (0.21)   $        (0.05)

                 See notes to consolidated financial statements.


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)



                                                                                 1998                  1997
Cash flows from operating activities:

    Cash received from customers                                             $   33,776,529        $   32,767,188
    Cash paid to suppliers and employees                                        (31,194,600)          (28,567,741)
    Interest received                                                               401,399               283,601
    Interest paid                                                                (3,562,132)           (1,677,367)
    Income taxes received (paid)                                                    627,311              (338,902)
    Contract termination costs                                                        -                (1,551,650)

Net cash provided by operating activities                                            48,507               915,129

Cash flows from investing activities:

    Purchase of property and equipment                                           (7,606,572)          (17,282,611)
    Purchase of investments in, and advances
         to, minority owned affiliates                                           (1,624,143)           (3,213,351)
    Distributions, and collections on advances,
         from affiliates                                                            565,547             1,711,278
    Acquisitions of partnership interests,
         net of cash acquired                                                    (2,936,962)                -
    Issuance of notes receivable                                                        -                (106,000)
    Collections on notes receivable                                                  82,942                88,805
    Preopening and management contract costs                                       (133,938)             (230,508)
    Proceeds from sale of assets                                                 64,443,899             3,390,576

Net cash provided by (used in) investing activities                              52,790,773           (15,641,811)

Cash flows from financing activities:

    Proceeds from issuance of long-term debt                                      9,385,888            11,223,467
    Principal payments on long-term debt                                        (46,727,686)           (1,837,020)
    Proceeds from line of credit                                                 15,743,246             9,011,144
    Repayment on line of credit                                                 (13,675,000)           (4,600,000)
    Decrease in minority interest                                                   (39,074)              (90,518)
    Proceeds from exercise of common stock options                                    -                   789,075
    Common stock repurchase                                                        (142,424)                -

Net cash (used in) provided by financing activities                             (35,455,050)           14,496,148

Net increase (decrease) in cash and cash equivalents                             17,384,230              (230,534)

Cash and cash equivalents, beginning of year                                      2,349,503             3,029,039

Cash and cash equivalents, end of period                                     $   19,733,733        $    2,798,505




                                   (continued)



                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)



                                                                                 1998                  1997

Reconciliation of net loss to net
    cash provided by operating activities:

Net loss                                                                      $  (1,259,459)        $    (233,814)

Adjustments to reconcile net loss to net cash provided by operating activities:

    Depreciation and amortization                                                 2,797,421             2,241,924
    Equity in net (income) loss of affiliates and
         amortization of deferred income                                            (46,119)              227,568
    Minority interests in net income of subsidiaries                               (233,128)              (99,054)
    Amortization of deferred interest and loan discount                                             19,880       19,879
    Compensation recognized through issuance of common
         stock and common stock options                                               -                   350,365
    Gain on sale of investments, property
         and equipment                                                             (161,191)           (1,744,599)
    Deferred income taxes                                                        (6,749,000)              (50,000)
    Unpaid contractual termination costs                                              -                   145,798
    Changes in assets and liabilities, net of effects
         of acquisitions:

         Decrease in accounts receivable                                            337,644             2,062,284
         Increase in prepaid expenses and
           other current assets                                                     (75,512)             (211,279)
         Decrease (increase) in refundable income taxes                                             2,342,734    (536,902)
         Decrease (increase) in costs and estimated
           earnings in excess of billings                                           236,189              (174,122)
         Increase in other assets                                                  (850,644)             (612,856)

         Decrease in accounts payable                                            (1,522,288)             (820,282)
         Increase (decrease) in accrued payroll and other accrued
           expenses and current liabilities                                         470,728               196,630
         Decrease in accrued interest                                               (25,954)              (12,671)
         Increase in accrued income taxes                                         4,389,577                 -
         Increase in deferred income                                                377,629               166,260

Net cash provided by operating activities                                     $      48,507         $     915,129




                 See notes to consolidated financial statements.

1.   BASIS OF PREPARATION:

  The financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Amerihost Properties, Inc. and subsidiaries as of June 30, 1998 and December 31, 1997 and the results of its operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K. Certain reclassifications have been made to the 1997 financial statements in order to conform with the 1998 presentation.

2.   PRINCIPLES OF CONSOLIDATION:

  The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and partnerships in which the Company has a majority ownership interest. Significant intercompany accounts and transactions have been eliminated.

3.   INCOME (LOSS) PER SHARE:

  Basic income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted income (loss) per share of common stock is computed by dividing the adjusted net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. The following are the calculations of basic and diluted earnings per share:

                                            Three Months Ended June 30,              Six Months Ended June 30,
                                              1998              1997                  1998              1997

   Net income (loss)                     $     (130,368)   $      231,838        $   (1,259,459)   $     (233,814)
   Impact of convertible
         partnership interests                  (30,931)          (45,872)             (126,089)         (129,079)
                                         $     (161,299)   $      185,966        $   (1,385,548)   $     (362,893)

   Weighted average common
         shares outstanding                   6,196,525         6,299,097             6,203,553         6,238,243

   Dilutive effect of convertible
                partnership interests and
         common stock equivalents               376,225           910,540               376,225           860,356

   Dilutive common shares outstanding         6,572,750         7,209,637             6,579,778         7,098,599

   Net income (loss) per share:
      Basic                              $        (0.02)   $         0.04        $        (0.20)   $        (0.04)
      Diluted                            $        (0.02)   $         0.03        $        (0.21)   $        (0.05)


4. INCOME TAXES:

  Deferred income taxes are provided on the differences in the bases of the Company's assets and liabilities determined for tax and financial reporting purposes.

  The income tax expense (benefit) for the three and six months ended June 30, 1998 and 1997 was based on the Company's estimate of the effective tax rate expected to be applicable for the full year. A $50,000 reduction in the deferred tax asset reserve was made during the six months ended June 30, 1997. The Company expects the effective tax rate to approximate the Federal and state statutory rates.


5. SUPPLEMENTAL CASH FLOW DATA:

  The following represents the supplemental schedule of noncash investing and financing activities for the six months ended June 30:

                                                       1998           1997

        Reduction of receivable in exchange
            for common stock                          $ 3,779         $  -

        Accrued contractual termination costs         $     -         $145,798


6.   HOTEL LEASES:

  The Company leases 31 hotels, including the 26 hotels leased pursuant to the PMC transaction completed on June 30, 1998 (Note 8), the operations of which are included in the Company's consolidated financial statements. Five of the leases which were not part of the PMC transaction provide for an option to purchase the hotel. Some of the purchase prices are based upon a multiple of gross room revenues for the preceding twelve months and the others are based upon a fixed amount. At June 30, 1998, the aggregate purchase price for these five hotels was approximately $16,230,000.


7.   INVESTMENTS:

  During the first six months of 1998, the Company acquired the remaining ownership interests in nine hotel joint ventures. The following is a summary of these acquisitions:

          Fair value of assets acquired            $ 20,479,288
          Cash paid, net of cash acquired            (2,936,962)
          Liabilities assumed                      $ 17,542,326


8.   SALE/LEASEBACK OF HOTELS:

  On June 30, 1998, the Company completed the sale of 26 AmeriHost Inn hotels to PMC Commercial Trust ("PMC") for $62.2 million. An additional four AmeriHost Inn hotels are under contract to sell to PMC which are expected to close by December 31, 1998. Upon the sale to PMC, the Company entered into agreements to lease back the hotels for an initial term of ten years, with two five year renewal options. The lease payments are fixed at 10% of the sale price for the first three years. Thereafter, the lease payments are subject to a CPI increase with a 2% annual maximum. The Company has deferred the gain on the sale of these hotels pursuant to sale/leaseback accounting. This deferral will be recognized over the initial term of the lease as a reduction of leasehold rent expense.

9.   EXTRAORDINARY ITEM:

  In connection with the PMC transaction (Note 8), the Company expensed deferred loan costs associated with the early extinguishment of mortgage debt on the sold hotels.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is engaged in the development of AmeriHost Inn hotels, its proprietary brand, and the ownership, operation and management of AmeriHost Inn hotels and other mid-price hotels. As of June 30, 1998, there were 71 AmeriHost Inn hotels open, of which 41 were wholly-owned, two were majority-owned, 25 were minority-owned, and three were managed for unrelated third parties. A total of 19 AmeriHost Inn hotels were opened during the past twelve months. The Company intends to use the AmeriHost Inn brand when expanding its hotel operations segment. All of the hotels currently under construction will be AmeriHost Inn hotels. As of June 30, 1998, six AmeriHost Inn hotels were under construction, of which three will be wholly-owned, and three will be minority-owned. Same room revenues for all AmeriHost Inn hotels (including minority owned and managed only) increased approximately 7.9% and 9.6% during the second quarter and first six months of 1998, compared to the second quarter and first six months of 1997, respectively, attributable to a decrease of $0.21 for the quarter and an increase of $0.01 for the first six months in average daily rate and a 8.3% and 9.6% increase in occupancy for the three and six month periods, respectively. These results relate to the 50 AmeriHost Inn hotels that were operating for at least thirteen full months at June 30, 1998.

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

The results for the first six months of 1998 were consistent with the Company's primary objective of increasing the number of wholly-owned or leased, Consolidated AmeriHost Inn hotels. Due to the Company's focus on developing and constructing a significant number of Consolidated AmeriHost Inn hotels during 1997 and the first six months of 1998, the Company recognized lower revenues and profits from the development and construction of hotels for minority-owned and unrelated third parties during 1998. In addition, the Company disposed of several non-AmeriHost Inn hotels during the past twelve months, as part of the Company's plan to invest all available resources into the AmeriHost Inn hotel brand. Although this strategy has a short-term negative impact on revenues and earnings, the Company believes that the long-term benefits will be substantial.

Revenues from Consolidated AmeriHost Inn hotels increased 127.5% and 105.1% to $7.7 million and $11.8 million during the second quarter and first six months of 1998, respectively, from revenues of $3.4 million and $5.8 million during the second quarter and first six months of 1997, due to the addition of 22 Consolidated AmeriHost Inn hotels during the past twelve months. Revenues from the hotel management and employee leasing segments decreased by 13.2% and 6.1% in total during the second quarter and first six months of 1998, respectively, due primarily to the acquisition of the remaining ownership interest in nine minority-owned joint venture hotels, all of which are AmeriHost Inn hotels. Revenues from Consolidated non-AmeriHost Inn hotels decreased 13.7% and 15.4% during the second quarter and first six months of 1998, compared to 1997, as a result of the disposition of four Consolidated non-AmeriHost Inn hotels during the first six months of 1997. Total revenues increased 29.5% and 7.4%, to $18.9 million and $32.9 million during the second quarter and first six months of 1998, respectively, from $14.6 million and $30.7 million during the 1997 periods. The Company incurred a net loss of $130,368 for the second quarter of 1998, or $0.02 per diluted share, compared to net income of $231,838, or $0.03 per diluted share in 1997. For the six months ended June 30, 1998, the Company incurred a net loss of $1.3 million, or $0.21 per diluted share, compared to a net loss of $233,814 during the first six months of 1997, or $0.05 per diluted share. Without an extraordinary item incurred during the second quarter of 1998 in the amount of $332,738, net of income tax (due to the write off of deferred loan costs associated with the prepayment of mortgage debt), net income would have been $202,370 during the second quarter of 1998, or $0.03 per diluted share, and a net loss of $926,721 for the six months ended June 30, 1998, or $0.16 per diluted share. The Company sold one Consolidated non-AmeriHost Inn hotel during the first six months of 1998, and two Consolidated non-AmeriHost Inn hotels during the first six months of 1997, resulting in a total gain, net of minority interests, of $161,191 and $1.7 million, respectively. The gains in 1997 were offset by a non-recurring charge of $1.7 million from the termination of a consulting agreement with Urban 2000 Corp. (a company owned by the Company's Chairman of the Board and a former officer/director) and the severance fees paid in connection with the departure of an officer/director.

The Company uses EBITDA as a supplemental performance measure along with net income to report its operating results. EBITDA is defined as net income before extraordinary items, adjusted to eliminate the impact of (i) interest expense;
(ii) interest and other income; (iii) leasehold rents for hotels, which the Company considers to be financing costs similar to interest; (iv) income tax expense (benefit), (v) depreciation and amortization; and (vi) gains or losses from property transactions. EBITDA should not be considered as an alternative to operating income (as determined in accordance with Generally Accepted Accounting Principles, "GAAP") as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. EBITDA, as defined by the Company is included herein due to numerous requests by investors and analysts. Management believes that investors and analysts find it to be a useful tool for measuring the Company's ability to service debt. EBITDA increased 56.7% and 113.1% to $4.1 million and $5.2 million during the three and six months ended June 30, 1998, respectively, from $2.6 million and $2.4 million during the three and six months ended June 30, 1997. After eliminating the impact of the non-recurring charges, EBITDA increased 56.7% and 25.6% during the three and six months ended June 30, 1998, compared to the three and six months ended June 30, 1997. An EBITDA schedule is included herein.

On June 30, 1998, the Company completed the sale of 26 AmeriHost Inn hotels to PMC Commercial Trust ("PMC") for $62.2 million. An additional four AmeriHost Inn hotels are under contract to sell to PMC which are expected to close by December 31, 1998. Upon the sale to PMC, the Company entered into agreements to lease back the hotels for an initial term of ten years, with two five year renewal options. The lease payments are fixed at 10% of the sale price for the first three years. Thereafter, the lease payments are subject to a CPI increase with a 2% annual maximum. The Company has deferred the gain on the sale of these hotels pursuant to sale/leaseback accounting. This deferral will be recognized over the initial term of the lease as a reduction of leasehold rent expense.

Amerihost had an ownership interest in 82 hotels at June 30, 1998 versus 68 hotels at June 30, 1997 (excluding hotels under construction). This increased ownership was achieved primarily through the development of AmeriHost Inn hotels for the Company's own account and for minority-owned entities. These figures include a net increase of 21 Consolidated hotels, from 30 at June 30, 1997 to 51 at June 30, 1998.


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1997

Revenues increased 29.5% and 7.4% to $18.9 million and $32.9 million during the three and six months ended June 30, 1998, respectively, from $14.6 million and $30.7 million during the three and six months ended June 30, 1997. The increase in revenue from the Consolidated AmeriHost Inn hotels was partially offset by the decreases from the hotel management and employee leasing segments, as well as the decrease from non-AmeriHost Inn hotel operations. Revenues from the hotel development and construction segment increased during the second quarter, however were still lower during the first six months of 1998 compared to 1997.

Hotel operations revenue increased 43.9% and 31.9% to $11.9 million and $19.4 million during the three and six months ended June 30, 1998, respectively, from $8.3 million and $14.7 million during the three and six months ended June 30, 1997. Revenues from Consolidated AmeriHost Inn hotels increased 127.5% and 105.1% to $7.7 million and $11.8 million during the three and six months ended June 30, 1998, respectively, from $3.4 million and $5.8 million during the three and six months ended June 30, 1997. These increases were attributable primarily to the addition of 22 Consolidated AmeriHost Inn hotels from July 1, 1997 through June 30, 1998, including the addition of thirteen newly constructed Consolidated AmeriHost Inn hotels, and the acquisition of additional ownership interest in nine existing hotels causing it to become a Consolidated AmeriHost Inn hotel, as well as an increase in same room revenues. The increase in Consolidated AmeriHost Inn hotel revenue was offset by a 13.7% and 15.4% decrease in Consolidated other brand hotel revenue during the three and six
month periods, respectively.   This decrease was the result of the sale of three
non-AmeriHost Inn Consolidated hotels, and the termination of the lease for another non-AmeriHost Inn hotel. The hotel operations segment included the operations of 51 Consolidated hotels (including 43 AmeriHost Inn hotels) comprising 3,758 rooms at June 30, 1998, compared to 30 Consolidated hotels (including 21 AmeriHost Inn hotels) comprising 2,569 rooms at June 30, 1997. After considering the Company's ownership interest in the majority-owned Consolidated hotels, this translates to 3,461 and 2,249 equivalent owned rooms as of June 30, 1998 and 1997, respectively, or an increase of 53.9%. Recently, the Company has experienced an increase in competition in certain markets, primarily from newly constructed hotels. As a result, there is increased downward pressure on occupancy levels and average daily rates. The Company believes that as the number of AmeriHost Inn hotels increases, the greater the benefits will be at all locations from marketplace recognition and repeat business. In addition, the Company typically builds new hotels in growing markets where it anticipates a certain level of additional hotel development.

Hotel development revenue increased 51.9% to $3.5 million during the three months ended June 30, 1998, from $2.3 million during the three months ended June 30, 1997. The Company was constructing five hotels for minority-owned entities or unrelated third parties during the second quarter of 1998, compared to seven hotels during the three months ended June 30, 1997. The increase in segment revenue was due primarily to the significant progress achieved during the second quarter of 1998 on the five hotels, compared to the progress achieved on the seven hotels during the second quarter of 1997. Hotel development revenue decreased 23.3% to $6.5 million during the six months ended June 30, 1998, from $8.4 million during the six months ended June 30, 1997. The increase realized during the second quarter only partially offset the decrease realized during the first quarter of 1998 compared to 1997. The Company was constructing six hotels for minority-owned entities or unrelated third parties during the first six months of 1998, compared to ten hotels during the six months ended June 30, 1997. The Company also had several additional projects in various stages of pre-construction development during both six month periods.

Hotel management revenue decreased 8.6% and 5.0% to $701,663 and $1.3 million during the three and six months ended June 30, 1998, respectively, from $767,736 and $1.4 million during the three and six months ended June 30, 1997. The number of hotels managed for third parties and minority-owned entities decreased from 48 hotels, representing 3,963 rooms, at June 30, 1997 to 38 hotels, representing 3,006 rooms, at June 30, 1998. The addition of management contracts for six newly constructed hotels (375 rooms) was more than offset by the termination of three management contracts (250 rooms) with minority-owned entities as a result of the sale of the hotels (non-AmeriHost Inn hotels), the termination of nine management contracts (593 rooms) with minority-owned hotels which became Consolidated hotels due to the Company acquiring additional ownership interests, and the termination of four management contracts for non-AmeriHost Inn hotels with unrelated third parties (489 rooms) as a result of the sale of the hotels in three of the four instances.

Employee leasing revenue decreased 14.4% and 6.3% to $2.8 million and $5.7 million during the three and six months ended June 30, 1998, respectively, from $3.2 million and $6.1 million during the three and six months ended June 30, 1997, due primarily to the reduction in hotels managed for minority-owned entities and unrelated third parties as described above, and the associated decrease in payroll costs which is the basis for the employee leasing revenue.

Total operating costs and expenses increased 26.8% and 7.5% to $14.5 million (76.7% of total revenues) and $27.3 million (82.9% of total revenues) during the three and six months ended June 30, 1998, respectively, from $11.4 million (78.3% of total revenues) and $25.4 million (82.8% of total revenues) during the three and six months ended June 30, 1997. Operating costs and expenses in the hotel operations segment increased 43.9% and 30.8% to $7.9 million and $14.4 million during the three and six months ended June 30, 1998, respectively, from $5.5 million and $11.0 million during the three and six months ended June 30, 1997. These increases resulted primarily from the net addition of 21 Consolidated hotels to this segment and are directly related to the 127.5% and 105.1% increase in Consolidated AmeriHost Inn revenues during the three and six months ended June 30, 1998, respectively, offset by the 13.7% and 15.4% decrease in non-AmeriHost Inn hotel revenues during the three and six months ended June 30, 1998. Hotel operations segment operating costs and expenses as a percentage of segment revenue remained constant at 66.1% during the three months ended June 30, 1998 and the three months ended June 30, 1997. Hotel operations segment operating costs and expenses as a percentage of segment revenue decreased slightly to 74.3% during the six months ended June 30, 1998, from 74.9% during the six months ended June 30, 1997. Operating costs and expenses as a percentage of revenues for the Consolidated AmeriHost Inn hotels increased slightly during both the three and six month periods ended June 30, 1998 due primarily to the significant number of AmeriHost Inn hotels operating during their pre-stabilization period in the second quarter and first six months of 1998.

Operating costs and expenses for the hotel development segment increased 40.9% to $3.2 million during the three months ended June 30, 1998, from $2.3 million during the three months ended June 30, 1997, consistent with the 51.9% increase in hotel development revenues for the three months ended June 30, 1998. Operating costs and expenses for the hotel development segment decreased 19.1% to $6.0 million during the six months ended June 30, 1998, from $7.5 million during the six months ended June 30, 1997, consistent with the 23.3% decrease in hotel development revenues for the six months ended June 30, 1998. Operating costs and expenses in the hotel development segment as a percentage of segment revenue decreased to 91.9% during the three months ended June 30, 1998, from 99.1% during the three months ended June 30, 1997. The second quarter of 1998 consisted of a significant level of construction activity, however also included a greater level of development activity, compared to the second quarter of 1997, which had lower operating costs in relation to the revenue recognized.
Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased to 93.3% during the six months ended June 30, 1998, from 88.4% during the six months ended June 30, 1997. The first six months of 1998 consisted of a significant level of construction activity, however the first six months of 1997 included a greater level of development activity, compared to the first six months of 1998, which has lower operating costs in relation to the revenue recognized. Hotel management segment operating costs and expenses increased 28.6% and 30.0% to $665,503 and $1.2 million during the three and six months ended June 30, 1998, respectively, from $517,613 and $930,003 during the three and six months ended June 30, 1997. This increase was due to the increase in the number of hotels operated and managed, and the allocation of certain general and administrative expenses and preopening costs associated with the hotels opened during the three and six months ended June 30, 1998 and 1997. Employee leasing operating costs and expenses decreased 13.7% and 5.9% to $2.7 million and $5.6 million during the three and six months ended June 30, 1998, respectively, from $3.1 million and $6.0 million during the three and six months ended June 30, 1997, which is consistent with the 14.4% and 6.3% decrease in segment revenue for the three and six months ended June 30, 1998.

Depreciation and amortization expense increased 42.2% and 24.8% to $1.5 million and $2.8 million during the three and six months ended June 30, 1998, respectively, from $1.1 million and $2.2 million during the three and six months ended June 30, 1997. The increase was primarily attributable to the net addition of 21 Consolidated hotels to the hotel operations segment and the resulting depreciation and amortization therefrom, offset by the decrease in depreciation from non-AmeriHost Inn hotels as a result of the sale/dispositions. The Company completed the sale and leaseback of 26 hotels on June 30, 1998 and is under contract to close four additional hotels. As a result of this transaction, the Company will not recognize any depreciation on the assets sold going forward.

Leasehold rents - hotels remained relatively unchanged at $534,604 during the three months ended June 30, 1998, compared to $529,958 during the three months ended June 30, 1997. Leasehold rents - hotels decreased 12.8% to $928,216 during the six months ended June 30, 1998 from $1.1 million during the six months ended June 30, 1997, due primarily to the sale of two leased Consolidated non-AmeriHost Inn hotels and the termination of the lease for another Consolidated non-AmeriHost Inn hotel in the first and second quarters of 1997. As a result of the sale and leaseback transaction with PMC, the Company anticipates leasehold rents - hotels to increase significantly going forward.

Corporate general and administrative expense decreased 20.2% and 31.7% to $388,460 and $730,720 during the three and six months ended June 30, 1998, respectively, from $487,049 and $1.1 million during the three and six months ended June 30, 1997, and can be attributed primarily to the recognition of compensation expense in the first six months of 1997 for options issued at an exercise price below the then current market price, operational efficiencies and the allocation of certain expenses.

The Company's operating income increased 83.3% and 33.5% to $1.9 million and $1.2 million during the three and six months ended June 30, 1998, respectively, from $1.1 million and $892,002 during the three and six months ended June 30, 1997. The following discussion of operating income by segment is exclusive of any corporate general and administrative expense. Operating income from Consolidated AmeriHost Inn hotels increased 113.7% and 64.7% to $1.7 million and $1.5 million during the three and six months ended June 30, 1998, respectively, from $785,140 and $921,494 during the three and six months ended June 30, 1997. These increases in operating income were due to the increased number of Consolidated AmeriHost Inn hotels and the increase in same room revenues as a significant number of recently opened Consolidated AmeriHost Inn hotels were still operating in 1997 and the first six months of 1998 during their pre-stabilization period when revenues are typically lower. Operating income from the hotel development segment increased to $265,200 during the three months ended June 30, 1998, from $2,559 during the three months ended June 30, 1997 and decreased to $399,064 during the first six months of 1998 from $942,772 during the first six months of 1997. The fluctuations in hotel development operating income were due to the timing of hotels developed and constructed for third parties and minority-owned entities during the second quarter and first six months of 1998, compared with the second quarter and first six months of 1997. The hotel management segment incurred an operating loss of ($57,003) and ($87,174) during the three and six months ended June 30, 1998, from operating income of $163,237 and $278,251 during the three and six months ended June 30, 1997. This decrease was due primarily to the expenses associated with the increased number of Consolidated hotels managed during the past twelve months and the allocation of certain costs. Employee leasing operating income decreased 39.6% and 20.7% to $52,503 and $124,232 during the three and six months ended June 30, 1998, respectively, from $86,899 and $156,693 during the three and six months ended June 30, 1997, due to the decrease in employee leasing agreements with minority-owned entities.

Interest expense increased 138.0% and 110.9% to $2.1 million and $3.6 million during the three and six months ended June 30, 1998, respectively, from $877,385 and $1.7 million during the three and six months ended June 30, 1997. This increase was primarily attributable to the additional mortgage financing of newly constructed Consolidated AmeriHost Inn hotels. As a result of the sale and leaseback transaction with PMC, the Company will not recognize any interest expense on the sold hotels going forward.

The Company's share of equity in income (loss) of affiliates increased 218.7% to $100,978 during the three months ended June 30, 1998, from $31,688 during the three months ended June 30, 1997. The Company's share of equity in income
(loss) of affiliates increased to $45,057 during the six months ended June 30, 1998, from ($209,413) during the six months ended June 30, 1997. This improvement in equity of affiliates during the second quarter and first six months of 1998 compared to 1997, was primarily due to the sale of three minority owned hotels at a significant gain. Distributions from affiliates were $367,734 during the six months ended June 30, 1998, compared to $101,850 during the six months ended June 30, 1997.

The Company expensed $1.7 million during the first six months of 1997 in costs associated with the termination of a consulting agreement with a company owned by the Chairman of the Board of Directors and a former director, and the termination of an employment agreement with this former director. The Company considers these costs non-recurring in nature.


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

During the first six months of 1998, the Company generated cash from operations of $48,507, compared to $915,129 during the first six months of 1997, or a decrease in cash provided by operations of $866,622. The decrease in cash flow from operations during the first six months of 1998, when compared to 1997, can be attributed to the increasing impact of seasonality and the significant number of hotels operating during their pre-stabilization period as the number of Consolidated hotels increased from 30 hotels at June 30, 1997 to 51 hotels at June 30, 1998, and the timing of collections from hotel development and construction activity for minority-owned entities. The Company also incurred a non-recurring payment of $1.6 million during the first six months of 1997 related to contractual termination costs.

The Company invests cash in three principal areas: (i) the purchase of property and equipment through the construction and renovation of Consolidated hotels;
(ii) the purchase of equity interests in hotels; and (iii) the making of loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. During the first six months of 1998, the Company received $52.8 million from investing activities compared to using $15.6 million during the first six months of 1997. During the first six months of 1998, the Company used $7.6 million to purchase property and equipment for Consolidated AmeriHost Inn hotels, used $1.1 million for investments in and advances to affiliates, net of distributions and collections, used $2.9 million for the acquisition of additional partnership interests, and received $64.4 million from the sale of 27 hotels. During the first six months of 1997, the Company used cash primarily for the purchase of $17.3 million in property and equipment for Consolidated AmeriHost Inn hotels, used $1.5 million for investments in and advances to affiliates, net of distributions and collections, and received $3.4 million from the sale of hotels.

Cash used in financing activities was $35.4 million during the first six months of 1998 compared to cash provided by financing activities of $14.5 million during the first six months of 1997. In 1998, the primary factors were principal repayments of $46.7 million including the repayment of mortgages in connection with the sale of hotels, offset by proceeds of $9.4 million from the mortgage financing of Consolidated hotels, and net proceeds of $2.1 million from the Company's operating line-of-credit. In 1997, the contributing factors were proceeds of $9.4 million from the mortgage financing of Consolidated hotels, net of principal repayments, net proceeds of $789,075 from the exercise of common stock purchase options, and $4.4 million in net proceeds from the Company's operating line-of-credit.

At June 30, 1998, the Company had $3.4 million outstanding under its operating line-of-credit. The operating line-of-credit (i) has a limit of $10.0 million
(ii) is collateralized by a security interest in certain of the Company's assets, including its interest in various joint ventures; (iii) bears interest at an annual rate equal to the lending bank's base rate plus 1/2% (with a minimum interest rate of 7.5%); and (iv) matures November 1, 1998. At June 30, 1998, the Company also had outstanding $2.25 million of its 7% Subordinated Notes which are unsecured obligations due October 9, 1999 and which pay interest quarterly. Pursuant to the terms of the 7% Subordinated Notes, no dividends may be paid on any capital stock of the Company until the 7% Subordinated Notes have been paid in full. At the Company's sole discretion, the 7% Subordinated Notes may be prepaid at any time without penalty.

In March 1998, the Company's Board of Directors authorized the repurchase, from time to time on the open market, of up to $1.0 million of Common Stock over the next year. During the second quarter of 1998, the Company repurchased 29,500 shares of the Company's Common Stock for approximately $142,000.

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

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   SCHEDULE OF EARNINGS BEFORE INTEREST/RENT,
                       TAXES AND DEPRECIATION/AMORTIZATION
                                   (UNAUDITED)




                                            Three Months Ended June 30,              Six Months Ended June 30,
                                              1998              1997                  1998              1997

Revenue                                  $   18,892,934    $   14,589,238        $   32,930,643    $   30,658,528


Operating costs and expenses                 14,481,963        11,425,931            27,283,078        25,390,813


                                              4,410,971         3,163,307             5,647,565         5,267,715


Corporate general and administrative           (388,460)         (487,049)             (730,720)       (1,069,199)
Equity in net income and losses
   of affiliates                                100,978            31,688                45,057          (209,413)


Earnings before minority interests            4,123,489         2,707,946             4,961,902         3,989,103

Minority interests in earnings of
   consolidated subsidiaries and
   partnerships                                  25,541           (59,659)              233,128           145,654


Earnings before interest/rent, taxes
  and depreciation/amortization, before
  non-recurring charges                       4,149,030         2,648,287             5,195,030         4,134,759


Non-recurring charges                             -                 -                     -            (1,697,448)


Earnings before interest/rent, taxes
  and depreciation/amortization          $    4,149,030    $    2,648,287        $    5,195,030    $    2,437,311






                           PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K:

       (a)   Exhibits:

             Exhibit No.
              27.0  Financial Data Schedule


       (b)   Reports on Form 8-K:

                The Company filed a Form 8-K on July 15, 1998 with respect to the sale and leaseback of 26 hotels with PMC Commercial Trust, which included pro forma financial statements.



Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             AMERIHOST PROPERTIES, INC.
                                   Registrant



Date:  August 13, 1998
                   By: /s/ Russell J. Cerqua
                       Russell J. Cerqua
                       Treasurer/Executive Vice President, Finance



                   By: /s/ James B. Dale
                       James B. Dale
                       Senior Vice President, Finance/Controller