Form 10-Q
period 1998-09-30
AMERIHOST PROPERTIES INC
filed 1998-11-16
CIK 778423

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [x]  Quarterly Report Pursuant to Section 13
                  or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended       SEPTEMBER 30, 1998

                                       OR

             [ ]  Transition Report Pursuant to Section 13
                  or 15(d) of the Securities Exchange Act of 1934


                           Commission File No. 0-15291

                           AMERIHOST PROPERTIES, INC.
             (Exact name of Registrant as specified in its charter

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

As of November 13, 1998, 6,128,850 shares of the Registrant's Common Stock were outstanding.


================================================================================

                           AMERIHOST PROPERTIES, INC.

                                    FORM 10-Q

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998



                                  INDEX



           PART I: Financial Information                                  Page

Consolidated Balance Sheets as of September 30, 1998
    and December 31, 1997                                                    4

Consolidated Statements of Operations for the Three and Nine
    Months Ended September 30, 1998 and 1997                                 6

Consolidated Statements of Cash Flows for the Nine Months
    Ended September 30, 1998 and 1997                                        7

Notes to Consolidated Financial Statements                                   9

Management's Discussion and Analysis                                        12

Schedule of Earnings Before Interest/Rent, Taxes and
    Depreciation/Amortization for the Three and Nine
    Months Ended September 30, 1998 and 1997                                20


             PART II: Other Information

Item 4 - Submission of Matters to a Vote of Securities Holders21

Item 6 - Exhibits and Reports on Form 8-K                                   21

Signatures                                                                  21





                          Part I: Financial Information

                          Item 1: Financial Statements



                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
================================================================================


                                                               September 30,    December 31,
                                                                   1998                 1997
                                                               -------------     -----------
              ASSETS
Current assets:
   Cash and cash equivalents                                   $  5,345,982   $  2,349,503
   Accounts receivable (including $157,508 and $1,375,936
      from related parties)                                       3,586,917      3,440,241
   Notes receivable, current portion                              1,380,018      1,459,986
   Prepaid expenses and other current assets                        224,901        209,779
   Refundable income taxes                                        1,698,390      2,342,734
   Costs and estimated earnings in excess of billings on
      uncompleted contracts with related parties                  1,684,586      1,913,103

         Total current assets                                    13,920,794     11,715,346
                                                               ------------   ------------


Investments in and advances to unconsolidated
         hotel joint ventures                                     5,796,209      5,319,689
                                                               ------------   ------------


Property and equipment:
   Land                                                          10,678,286     10,365,676
   Buildings                                                     64,467,227     49,156,742
   Furniture, fixtures and equipment                             18,543,570     15,366,291
   Construction in progress                                         859,726      3,549,408
   Leasehold improvements                                         1,295,937      1,223,206
                                                               ------------   ------------
                                                                 95,844,746     79,661,323

   Less accumulated depreciation and amortization                13,876,489      9,345,991

                                                                 81,968,257     70,315,332


Notes receivable, less current portion                            1,304,905      1,355,395

Deferred income taxes                                             3,319,000           --

Other assets, net of accumulated amortization of
   $4,908,179 and $4,255,609                                      5,902,847      3,962,336
                                                               ------------   ------------
                                                                 10,526,752      5,317,731


                                                               $112,212,012   $ 92,668,098
                                                               ============   ============




                                   (continued)






                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                         September 30,     December 31,
                                                                             1998               1997
                                                                         -------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                    $   3,124,484    $   4,780,444
   Bank line-of-credit                                                     2,550,748        1,289,709
   Accrued payroll and related expenses                                    1,588,636        1,004,265
   Accrued real estate and other taxes                                     2,394,751          885,610
   Other accrued expenses and current liabilities                            789,398
                                                                                              843,805
   Current portion of long-term debt                                       4,622,271        5,119,194
                                                                       -------------    -------------

         Total current liabilities                                        15,070,288       13,923,027
                                                                       -------------    -------------


Long-term debt, net of current portion                                    61,199,557       55,116,028
                                                                       -------------    -------------

Deferred income taxes                                                           --            108,000
                                                                       -------------    -------------

Deferred income                                                           14,282,162          927,444

Commitments

Minority interests                                                           645,109        1,000,740
                                                                       -------------    -------------


Shareholders' equity:
   Preferred stock, no par value; authorized 100,000 shares;
      none issued                                                               --               --
   Common stock, $.005 par value; authorized 25,000,000 shares;
      issued and outstanding 6,177,850 shares at September 30, 1998,
      and 6,212,925 shares at December 31, 1997                               30,889           31,065
   Additional paid-in capital                                             17,698,091       17,860,655
   Retained earnings                                                       3,722,791        4,138,014

                                                                          21,451,771       22,029,734
   Less:
         Stock subscriptions receivable                                     (436,875)        (436,875)

                                                                          21,014,896       21,592,859

                                                                       $ 112,212,012    $  92,668,098
                                                                       =============    =============


                 See notes to consolidated financial statements





                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                           Three Months Ended September 30,   Nine Months Ended September 30,
                                                1998            1997            1998               1997
Revenue:
 Hotel operations:
       AmeriHost Inn hotels                 $ 10,788,132    $  4,729,708     $22,631,705        $10,504,167
       Other hotels                            3,920,469       4,792,954      11,481,208         13,725,713
 Development and construction                  1,459,851       3,281,059       7,932,438         11,724,159
 Management services                             621,839         881,822       1,925,652          2,254,201
 Employee leasing                              2,639,266       3,751,227       8,389,197          9,887,058
                                            ------------    ------------    ------------       ------------
                                              19,429,557      17,436,770      52,360,200         48,095,298
                                            ------------    ------------    ------------       ------------
Operating costs and expenses:
 Hotel operations:
       AmeriHost Inn hotels                    6,476,072       2,912,004      14,944,067          6,881,811
               Other hotels                    2,554,938       3,269,296       8,501,782         10,318,748
 Development and construction                  1,474,314       3,053,261       7,510,058         10,517,474
 Management services                             667,221         508,880       1,875,817          1,438,883
 Employee leasing                              2,552,712       3,654,811       8,176,611          9,632,149
                                            ------------    ------------    ------------       ------------
                                              13,725,257      13,398,252      41,008,335         38,789,065
                                            ------------    ------------    ------------       ------------
                                               5,704,300       4,038,518      11,351,865          9,306,233

 Depreciation and amortization                 1,196,026       1,118,695       3,993,447          3,360,619
 Leasehold rents - hotels                      1,548,878         387,170       2,477,094          1,451,760
 Corporate general and administrative            402,905         493,603       1,133,625          1,562,802
                                            ------------    ------------    ------------       ------------
Operating income                               2,556,491       2,039,050       3,747,699          2,931,052

Other income (expense):
 Interest expense                             (1,160,534)     (1,169,817)     (4,719,408)        (2,857,209)
 Interest income                                 133,707         212,138         392,721            552,838
 Other income                                     30,471          20,148         129,026             56,231
 Gain on sale of property                           --              --           161,191          1,697,999
 Contractual termination expenses                   --              --              --           (1,697,448)
 Equity in net income and losses
    of affiliates                                (38,410)         74,795           6,647           (134,618)
                                            ------------    ------------    ------------       ------------
Income (loss) before minority
    interests and income taxes                 1,521,725       1,176,314        (282,124)           548,845

Minority interests in (income) loss
  of consolidated subsidiaries
  and partnerships                               (90,489)       (100,935)        142,639             44,720
                                            ------------    ------------    ------------       ------------
Income (loss) before income tax                1,431,236       1,075,379        (139,485)           593,565

Income tax expense (benefit)                     587,000         441,000         (57,000)           193,000
                                            ------------    ------------    ------------       ------------
Net income (loss) before
 extraordinary item                              844,236         634,379         (82,485)           400,565

Extraordinary item - early extinguishment
 of debt, net of income tax (Note 9)                --              --          (332,738)              --
                                            ------------    ------------    ------------       ------------


Net income (loss)                           $    844,236    $    634,379    $   (415,223)      $    400,565
                                            ============    ============    ============       ============

Net income (loss) per share:
 Basic                                      $       0.14    $       0.10    $      (0.07)      $       0.06
                                            ============    ============    ============       ============
 Diluted                                    $       0.13    $       0.08    $      (0.08)      $       0.03
                                            ============    ============    ============       ============

               See notes to consolidated financial statements.





                 AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                 (UNAUDITED)


                                                           1998            1997
                                                      ------------    ------------
Cash flows from operating activities:

   Cash received from customers                       $ 53,259,648    $ 49,948,241
   Cash paid to suppliers and employees                (44,809,729)    (42,379,424)
   Interest received                                       685,895         418,438
   Interest paid                                        (4,578,698)     (2,798,670)
   Income taxes paid                                    (2,725,656)       (960,493)
   Contract termination costs                                 --        (1,642,831)
                                                      ------------    ------------

Net cash provided by operating activities                1,831,460       2,585,261
                                                      ------------    ------------
Cash flows from investing activities:

   Purchase of property and equipment                  (32,915,711)    (24,410,207)
   Purchase of investments in, and advances
        to, minority owned affiliates                   (2,306,697)     (3,959,086)
   Distributions, and collections on advances,
        from affiliates                                  1,977,894       1,966,951
   Acquisitions of partnership interests,
                net of cash acquired                    (7,779,175)           --
   Collections on notes receivable                         130,478         112,358
   Preopening and management contract costs               (184,962)       (358,568)
   Proceeds from sale of assets                         64,443,899       3,390,576
                                                      ------------    ------------

Net cash provided by (used in) investing
     activities                                         23,365,726     (23,257,976)
                                                      ------------    ------------

Cash flows from financing activities:

   Proceeds from issuance of long-term debt             26,860,036      21,812,654
   Principal payments on long-term debt                (49,808,945)     (2,149,126)
   Proceeds from line of credit                         22,656,804      12,411,143
   Repayment on line of credit                         (21,395,765)    (11,250,000)
   Decrease in minority interest                          (353,876)       (156,808)
   Proceeds from exercise of common stock options             --         1,166,075
   Common stock repurchase                                (158,961)           --
                                                      ------------    ------------

Net cash (used in) provided by financing activities    (22,200,707)     21,833,938
                                                      ------------    ------------

Net increase in cash and cash equivalents                2,996,479       1,161,223

Cash and cash equivalents, beginning of year             2,349,503       3,029,039
                                                      ------------    ------------

Cash and cash equivalents, end of period              $  5,345,982    $  4,190,262
                                                      ============    ============




                                 (continued)




                 AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                 (UNAUDITED)



                                                                       1998              1997
                                                                  -------------   -------------
Reconciliation of net income (loss) to net
     cash provided by operating activities:

Net income (loss)                                                  $  (415,223)   $   400,565

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation and amortization                                     3,993,447      3,360,619
   Equity in net (income) loss of affiliates and
       amortization of deferred income                                  (6,647)       134,618
   Minority interests in net income (loss) of subsidiaries            (142,639)       (44,720)
   Amortization of deferred gain on sale                              (341,629)          --
   Amortization of deferred interest and loan discount                  34,044         29,820
   Extraordinary item - early extinguishment of debt, net of tax       332,738           --
   Compensation recognized through issuance of common
        stock and common stock options                                    --          350,604
   Gain on sale of investments, property
        and equipment                                                 (161,191)    (1,697,999)
   Deferred income taxes                                            (3,427,000)       (50,000)
   Unpaid contractual termination costs                                   --           54,617

   Changes in assets and liabilities, net of effects of acquisitions:

         Decrease in accounts receivable                               328,033        855,681
         Decrease (increase) in prepaid expenses and
            other current assets                                        46,859       (419,338)
        Decrease (increase) in refundable income taxes                 644,344       (717,493)
        Decrease in costs and estimated earnings
           in excess of billings                                       228,517        623,869
        Decrease (increase) in other assets                          1,408,367       (884,502)

        Decrease in accounts payable                                (2,532,485)       (33,509)
        Increase (decrease) in accrued payroll
          and other accrued  expenses and current liabilities        1,252,495        280,774
        Increase in accrued interest                                   106,666         24,495
        Increase in deferred income                                    482,764        317,160

Net cash provided by operating activities                          $ 1,831,460    $ 2,585,261


               See notes to consolidated financial statements





                    AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


1. BASIS OF PREPARATION:

   The financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Amerihost Properties, Inc. and subsidiaries as of September 30, 1998 and December 31, 1997 and the results of its operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K. Certain reclassifications have been made to the 1997 financial statements in order to conform with the 1998 presentation.

2. PRINCIPLES OF CONSOLIDATION:

   The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and partnerships in which the Company has a majority ownership interest. Significant intercompany accounts and transactions have been eliminated.

3. INCOME (LOSS) PER SHARE:

   Basic income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted income (loss) per share of common stock is computed by dividing the adjusted net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. The Company is a general partner in four partnerships where the limited partners have the right at certain times and under certain conditions to convert their limited partner interests into 296,850 shares of the Company's common stock. The following are the calculations of basic and diluted earnings per share:


                                     Three Months Ended September 30,     Nine Months Ended September 30,
                                     --------------------------------     -------------------------------
                                              1998         1997                  1998        1997
                                        -----------   ----------             -----------  ------------
  Net income (loss) before

       extraordinary item                $  844,236   $  634,379              $  (82,485)   $  400,565

  Extraordinary item, net of tax                 -            -                 (332,738)           -

  Net income (loss)                         844,236      634,379                (415,223)      400,565

  Impact of convertible
       partnership interests                 (1,698)     (62,076)               (127,787)     (191,155)
                                        -----------  -----------              ----------   -----------
                                         $  842,538   $  572,303              $ (543,010)   $  209,410
                                        ===========  ===========              ===========   ===========

  Weighted average common
       shares outstanding                6,181,544     6,325,560               6,196,147     6,266,854

  Dilutive effect of convertible
       partnership interests and
       common stock equivalents            413,049       805,691                 349,767     838,296

  Dilutive common shares outstanding     6,594,593     7,131,251               6,545,914   7,105,150
                                         ==========   ==========              ==========   =========



3. INCOME (LOSS) PER SHARE (CONTINUED):


                                              Three Months Ended September 30,  Nine Months Ended September 30,
                                                     1998         1997                1998        1997
  Basic net income (loss) per share,
     before extraordinary item                  $   0.14     $     0.10            $   (0.02)    $    0.06

     Extraordinary item, net of income tax           -              -                  (0.05)           -
                                               ---------    -----------           -----------    ---------
  Basic net income (loss) per share             $   0.14     $     0.10            $   (0.07)         0.06
                                               =========    ===========           ===========   ==========


  Diluted net income (loss) per share,
    before extraordinary item                   $  0.13      $     0.08            $   (0.03)    $    0.03

     Extraordinary item, net of income tax           -               -                 (0.05)           -
                                               ---------    -----------           -----------    ---------
  Diluted net income (loss) per share           $  0.13      $     0.08            $   (0.08)    $    0.03
                                                =======      ===========           ==========    =========



4.  INCOME TAXES:

  Deferred income taxes are provided on the differences in the bases of the Company's assets and liabilities determined for tax and financial reporting purposes.

  The income tax expense (benefit) for the three and nine months ended September 30, 1998 and 1997 was based on the Company's estimate of the effective tax rate expected to be applicable for the full year. A $50,000 reduction in the deferred tax asset reserve was made during the nine months ended September 30, 1997. The Company expects the effective tax rate to approximate the Federal and state statutory rates.


5. SUPPLEMENTAL CASH FLOW DATA:

  The following represents the supplemental schedule of noncash investing and financing activities for the nine months ended September 30:

                                                  1998          1997

          Reduction of receivable in exchange
              for common stock                    $    3,779   $   -

          Accrued contractual termination costs   $    -       $ 145,798


6. HOTEL LEASES:

   The Company leases 31 hotels, including the 26 hotels leased pursuant to the PMC transaction completed on June 30, 1998 (Note 8), the operations of which are included in the Company's consolidated financial statements. The five leases which were not part of the PMC transaction provide for an option to purchase the hotel. Some of the purchase prices are based upon a multiple of gross room revenues for the preceding twelve months and the others are based upon a fixed amount. At September 30, 1998, the aggregate purchase price for these five hotels was approximately $16,230,000.


7. INVESTMENTS:

   During the first nine months of 1998, the Company acquired the remaining ownership interests in fourteen hotel joint ventures. The following is a summary of these acquisitions:

           Fair value of assets acquired                  $37,456,299
           Cash paid, net of cash acquired                 (7,779,175)
                                                          ------------
           Liabilities assumed                            $29,677,124
                                                          ===========

In addition, the Company purchased ten hotels from entities in which the Company held a minority ownership position, for a total purchase price of $24.0 million, including the assumption of $13.1 million in mortgage debt.


8. SALE/LEASEBACK OF HOTELS:

   On June 30, 1998, the Company completed the sale of 26 AmeriHost Inn hotels to PMC Commercial Trust ("PMC") for $62.2 million. An additional four AmeriHost Inn hotels are under contract to sell to PMC which are expected to close within the next 60 days. Upon the sale to PMC, the Company entered into agreements to lease back the hotels for an initial term of ten years, with two five year renewal options. The lease payments are fixed at 10% of the sale price for the first three years. Thereafter, the lease payments are subject to a CPI increase with a 2% annual maximum. The Company has deferred the gain on the sale of these hotels pursuant to sale/leaseback accounting. This deferral will be recognized over the initial term of the lease as a reduction of leasehold rent expense.


9. EXTRAORDINARY ITEM:

   In connection with the PMC transaction (Note 8), the Company expensed deferred loan costs associated with the early extinguishment of mortgage debt on the sold hotels.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is engaged in the development of AmeriHost Inn hotels, its proprietary brand, and the ownership, operation and management of AmeriHost Inn hotels and other mid-price hotels. As of September 30, 1998, there were 75 AmeriHost Inn hotels open, of which 58 were wholly-owned, one was majority-owned, 13 were minority-owned, and three were managed for unrelated third parties. A total of 16 AmeriHost Inn hotels were opened during the past twelve months. The Company intends to use the AmeriHost Inn brand when expanding its hotel operations segment. All of the hotels currently under construction will be AmeriHost Inn hotels. As of September 30, 1998, six AmeriHost Inn hotels were under construction, of which five will be wholly-owned, and one will be minority-owned. Same room revenues for all AmeriHost Inn hotels (including minority owned and managed only) increased approximately 9.1% and 9.4% during the third quarter and first nine months of 1998, compared to the third quarter and first nine months of 1997, respectively, attributable to an increase of $0.20 and $0.09 in average daily rate for the third quarter and first nine months, respectively, and an 8.6% and 9.2% increase in occupancy for the three and nine month periods, respectively. These results relate to the 58 AmeriHost Inn hotels that were operating for at least thirteen full months at September 30, 1998.

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

The results for the first nine months of 1998 were consistent with the Company's primary objective of increasing the number of wholly-owned or leased, Consolidated AmeriHost Inn hotels. Due to the Company's focus on developing and constructing a significant number of Consolidated AmeriHost Inn hotels during 1997 and the first nine months of 1998, as well as acquiring the remaining ownership interests in a significant number of AmeriHost Inn hotels which were previously minority-owned, the Company recognized lower revenues and profits from the development and construction of hotels for minority-owned and unrelated third parties during 1998. In addition, the Company disposed of several non-AmeriHost Inn hotels during the past twelve months, as part of the Company's plan to invest all available resources into the AmeriHost Inn hotel brand. Although this strategy has a short-term negative impact on revenues and earnings, the Company believes that the long-term benefits will be substantial.

Revenues from Consolidated AmeriHost Inn hotels increased 128.1% and 115.5% to $10.8 million and $22.6 million during the third quarter and first nine months of 1998, respectively, from revenues of $4.7 million and $10.5 million during the third quarter and first nine months of 1997, due to the addition of 32 Consolidated AmeriHost Inn hotels during the past twelve months. Revenues from the hotel management and employee leasing segments decreased by 29.6% and 15.0% in total during the third quarter and first nine months of 1998, respectively, due primarily to the acquisition of the remaining ownership interest in 22 minority-owned joint venture hotels, all of which are AmeriHost Inn hotels. Revenues from Consolidated non-AmeriHost Inn hotels decreased 18.2% and 16.4% during the third quarter and first nine months of 1998, compared to 1997, as a result of the disposition of four Consolidated non-AmeriHost Inn hotels during the first nine months of 1997 and one Consolidated non-AmeriHost Inn hotel during the first nine months of 1998. Total revenues increased 11.4% and 8.9%, to $19.4 million and $52.4 million during the third quarter and first nine months of 1998, respectively, from $17.4 million and $48.1 million during the 1997 periods. The Company recorded net income of $844,236 for the third quarter of 1998, or $0.13 per diluted share, compared to net income of $634,378, or $0.08 per diluted share in 1997. For the nine months ended September 30, 1998, the Company incurred a net loss of $415,223, or $0.08 per diluted share, compared to net income of $400,565 during the first nine months of 1997, or $0.03 per diluted share. Without an extraordinary item incurred during the second quarter of 1998 in the amount of $332,738, net of income tax (due to the write off of deferred loan costs associated with the prepayment of mortgage debt), the net loss for the nine months ended September 30, 1998 would have been $82,485, or $0.03 per diluted share. The Company sold one Consolidated non-AmeriHost Inn hotel during the first nine months of 1998, and two Consolidated non-AmeriHost Inn hotels during the first nine months of 1997, resulting in a total gain, net of minority interests, of $161,191 and $1.7 million, respectively. The gains in 1997 were offset by a non-recurring charge of $1.7 million from the termination of a consulting agreement with Urban 2000 Corp. (a company owned by the Company's Chairman of the Board and a former officer/director) and the severance fees paid in connection with the departure of an officer/director.

The Company uses EBITDA as a supplemental performance measure along with net income to report its operating results. EBITDA is defined as net income before extraordinary items, adjusted to eliminate the impact of (i) interest expense;
(ii) interest and other income; (iii) leasehold rents for hotels, which the Company considers to be financing costs similar to interest; (iv) income tax expense (benefit), (v) depreciation and amortization; and (vi) gains or losses from property transactions. EBITDA should not be considered as an alternative to operating income (as determined in accordance with Generally Accepted Accounting Principles, "GAAP") as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. EBITDA, as defined by the Company is included herein due to numerous requests by investors and analysts. Management believes that investors and analysts find it to be a useful tool for measuring the Company's ability to service debt. EBITDA increased 47.0% and 74.1% to $5.2 million and $10.4 million during the three and nine months ended September 30, 1998, respectively, from $3.5 million and $6.0 million during the three and nine months ended September 30, 1997. After eliminating the impact of the non-recurring charges, EBITDA increased 47.0% and 35.5% during the three and nine months ended September 30, 1998, compared to the three and nine months ended September 30, 1997. An EBITDA schedule is included herein.

On June 30, 1998, the Company completed the sale of 26 AmeriHost Inn hotels to PMC Commercial Trust ("PMC") for $62.2 million. An additional four AmeriHost Inn hotels are under contract to sell to PMC which are expected to close within the next 60 days. Upon the sale to PMC, the Company entered into agreements to lease back the hotels for an initial term of ten years, with two five year renewal options. The lease payments are fixed at 10% of the sale price for the first three years. Thereafter, the lease payments are subject to a CPI increase with a 2% annual maximum. The Company has deferred the gain on the sale of these hotels pursuant to sale/leaseback accounting. This deferral will be recognized over the initial term of the lease as a reduction of leasehold rent expense.

Amerihost had an ownership interest in 86 hotels at September 30, 1998 versus 75 hotels at September 30, 1997 (excluding hotels under construction). This increased ownership was achieved primarily through the development of AmeriHost Inn hotels for the Company's own account and for minority-owned entities. These figures include a net increase of 31 Consolidated hotels, from 36 at September 30, 1997 to 67 at September 30, 1998.


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues increased 11.4% and 8.9% to $19.4 million and $52.4 million during the three and nine months ended September 30, 1998, respectively, from $17.4 million and $48.1 million during the three and nine months ended September 30, 1997. The increase in revenue from the Consolidated AmeriHost Inn hotels was partially offset by the decreases from the hotel management and employee leasing segments, a decrease from the hotel development and construction segment, as well as the decrease from non-AmeriHost Inn hotel operations.

Hotel operations revenue increased 54.5% and 40.8% to $14.7 million and $34.1 million during the three and nine months ended September 30, 1998, respectively, from $9.5 million and $24.2 million during the three and nine months ended September 30, 1997. Revenues from Consolidated AmeriHost Inn hotels increased 128.1% and 115.5% to $10.8 million and $22.6 million during the three and nine months ended September 30, 1998, respectively, from $4.7 million and $10.5 million during the three and nine months ended September 30, 1997. These increases were attributable primarily to the addition of 32 Consolidated AmeriHost Inn hotels from October 1, 1997 through September 30, 1998, including the addition of nine newly constructed Consolidated AmeriHost Inn hotels, and the acquisition of additional ownership interest in 23 existing hotels causing them to become a Consolidated AmeriHost Inn hotels, as well as an increase in same room revenues. The increase in Consolidated AmeriHost Inn hotel revenue was offset by a 18.2% and 16.4% decrease in Consolidated other brand hotel revenue during the three and nine month periods, respectively. This decrease was the result of the sale of three non-AmeriHost Inn Consolidated hotels, and the termination of the lease for two other non-AmeriHost Inn hotels. The hotel operations segment included the operations of 67 Consolidated hotels (including 59 AmeriHost Inn hotels) comprising 4,784 rooms at September 30, 1998, compared to 36 Consolidated hotels (including 27 AmeriHost Inn hotels) comprising 2,939 rooms at September 30, 1997. After considering the Company's ownership interest in the majority-owned Consolidated hotels, this translates to 4,515 and 2,619 equivalent owned rooms as of September 30, 1998 and 1997, respectively, or an increase of 72.4%. Recently, the Company has experienced an increase in competition in certain markets, primarily from newly constructed hotels. As a result, there is increased downward pressure on occupancy levels and average daily rates. The Company believes that as the number of AmeriHost Inn hotels increases, the greater the benefits will be at all locations from marketplace recognition and repeat business. In addition, the Company typically builds new hotels in growing markets where it anticipates a certain level of additional hotel development.

Hotel development revenue decreased 55.5% and 32.3% to $1.5 million and $7.9 million during the three and nine months ended September 30, 1998, respectively, from $3.3 million and $11.7 million during the three and nine months ended September 30, 1997. Hotel development revenues are directly related to the number of hotels being developed and constructed for minority-owned entities or unrelated third parties. The Company was constructing three hotels for minority-owned entities or unrelated third parties during the third quarter of 1998, compared to six hotels during the three months ended September 30, 1997. The Company was constructing six hotels for minority-owned entities or unrelated third parties during the first nine months of 1998, compared to 12 hotels during the nine months ended September 30, 1997. The Company also had several additional projects in various stages of pre-construction development during both nine month periods.

Hotel management revenue decreased 29.5% and 14.6% to $621,839 and $1.9 million during the three and nine months ended September 30, 1998, respectively, from $881,822 and $2.3 million during the three and nine months ended September 30, 1997. The number of hotels managed for third parties and minority-owned entities decreased from 49 hotels, representing 3,933 rooms, at September 30, 1997 to 26 hotels, representing 2,222 rooms, at September 30, 1998. The addition of management contracts for six newly constructed hotels (373 rooms) was more than offset by the termination of three management contracts (250 rooms) with minority-owned entities as a result of the sale of the hotels (non-AmeriHost Inn hotels), the termination of 23 management contracts (1,497 rooms) with minority-owned hotels which became Consolidated hotels due to the Company acquiring additional ownership interests, and the termination of three management contracts for non-AmeriHost Inn hotels with unrelated third parties (337 rooms) as a result of the sale of the hotels in two of the three instances.

Employee leasing revenue decreased 29.6% and 15.2% to $2.6 million and $8.4 million during the three and nine months ended September 30, 1998, respectively, from $3.8 million and $9.9 million during the three and nine months ended September 30, 1997, due primarily to the reduction in hotels managed for minority-owned entities and unrelated third parties as described above, and the associated decrease in payroll costs which is the basis for the employee leasing revenue.

Total operating costs and expenses increased 2.4% and 5.7% to $13.7 million (70.6% of total revenues) and $41.0 million (78.3% of total revenues) during the three and nine months ended September 30, 1998, respectively, from $13.4 million (76.8% of total revenues) and $38.8 million (80.7% of total revenues) during the three and nine months ended September 30, 1997. Operating costs and expenses in the hotel operations segment increased 46.1% and 36.3% to $9.0 million and $23.4 million during the three and nine months ended September 30, 1998, respectively, from $6.2 million and $17.2 million during the three and nine months ended September 30, 1997. These increases resulted primarily from the net addition of 31 Consolidated hotels to this segment and are directly related to the 128.1% and 115.5% increase in Consolidated AmeriHost Inn revenues during the three and nine months ended September 30, 1998, respectively, offset by the 18.2% and 16.4% decrease in non-AmeriHost Inn hotel revenues during the three and nine months ended September 30, 1998. Hotel operations segment operating costs and expenses as a percentage of segment revenue decreased to 61.4% during the three months ended September 30, 1998, from 64.9% during the three months ended September 30, 1997. Hotel operations segment operating costs and expenses as a percentage of segment revenue decreased to 68.7% during the nine months ended September 30, 1998, from 71.0% during the nine months ended September 30, 1997. Operating costs and expenses as a percentage of revenues for the Consolidated AmeriHost Inn hotels decreased to 60.0% during the three month period ended September 30, 1998, from 61.6% during the three month period ended September 30, 1997, while the percentage increased slightly during the nine month period compared to the prior year, due primarily to the significant number of AmeriHost Inn hotels operating during their pre-stabilization period during the first nine months of 1998.

Operating costs and expenses for the hotel development segment decreased 51.7% and 28.6% to $1.5 million and $7.5 million during the three and nine months ended September 30, 1998, respectively, from $3.1 million and $10.5 million during the three and nine months ended September 30, 1997, consistent with the 55.5% and 32.3% decrease in hotel development revenues for the three and nine months ended September 30, 1998, respectively. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased during the three and nine months ended September 30, 1998 due primarily to the overall decrease in the level of hotel development and construction activity performed for minority-owned entities and unrelated third parties and the relatively higher level of construction activity performed in 1998 compared to 1997, versus the level of pre-construction development activity. Construction activity has significantly higher operating costs compared to the pre-construction development activity. Hotel management segment operating costs and expenses increased 31.1% and 30.4% to $667,221 and $1.9 million during the three and nine months ended September 30, 1998, respectively, from $508,880 and $1.4 million during the three and nine months ended September 30, 1997. This increase was due to the increase in the number of hotels operated and managed, and the allocation of certain general and administrative expenses and preopening costs associated with the hotels opened during the three and nine months ended September 30, 1998 and 1997. Employee leasing operating costs and expenses decreased 30.2% and 15.1% to $2.6 million and $8.2 million during the three and nine months ended September 30, 1998, respectively, from $3.7 million and $9.6 million during the three and nine months ended September 30, 1997, which is consistent with the 29.6% and 15.2% decrease in segment revenue for the three and nine months ended September 30, 1998.

Depreciation and amortization expense increased 6.9% and 18.8% to $1.2 million and $4.0 million during the three and nine months ended September 30, 1998, respectively, from $1.1 million and $3.4 million during the three and nine months ended September 30, 1997. The increase was primarily attributable to the net addition of 31 Consolidated hotels to the hotel operations segment and the resulting depreciation and amortization therefrom, offset by the decrease in depreciation from non-AmeriHost Inn hotels as a result of the sale/dispositions, and the completion of the sale and leaseback of 26 hotels on June 30, 1998. As a result of the sale/leaseback transaction, the Company did not recognize any depreciation on the assets sold during the third quarter of 1998 and will not recognize any depreciation from these sold assets going forward.

Leasehold rents - hotels increased 300.1% and 70.6% to $1.5 million and $2.5 million during the three and nine months ended September 30, 1998, respectively, from $387,170 and $1.5 million during the three and nine months ended September 30, 1997. These increases are due primarily to the sale and leaseback transaction with PMC on June 30, 1998, partially offset by the sale of two leased Consolidated non-AmeriHost Inn hotels and the termination of the lease for another Consolidated non-AmeriHost Inn hotel in the first and second quarters of 1997. The Company anticipates leasehold rents hotels to continue increasing going forward as a result of the sale/leaseback transaction.

Corporate general and administrative expense decreased 18.4% and 27.5% to $402,905 and $1.1 million during the three and nine months ended September 30, 1998, respectively, from $493,603 and $1.6 million during the three and nine months ended September 30, 1997, and can be attributed primarily to the recognition of compensation expense in the first nine months of 1997 for options issued at an exercise price below the then current market price, operational efficiencies and the allocation of certain expenses.

The Company's operating income increased 25.4% and 27.9% to $2.6 million and $3.7 million during the three and nine months ended September 30, 1998, respectively, from $2.0 million and $2.9 million during the three and nine months ended September 30, 1997. The following discussion of operating income by segment is exclusive of any corporate general and administrative expense. Operating income from Consolidated AmeriHost Inn hotels increased 88.5% and 78.0% to $2.2 million and $3.7 million during the three and nine months ended September 30, 1998, respectively, from $1.2 million and $2.1 million during the three and nine months ended September 30, 1997. These increases in operating income were due to the increased number of Consolidated AmeriHost Inn hotels and the increase in same room revenues as a significant number of recently opened Consolidated AmeriHost Inn hotels were still operating in 1997 during their pre-stabilization period when revenues are typically lower. Operating income from the hotel development segment decreased to a loss of ($35,849) during the three months ended September 30, 1998, from income of $209,740 during the three months ended September 30, 1997 and decreased to $363,216 during the first nine months of 1998 from $1.2 million during the first nine months of 1997. The fluctuations in hotel development operating income were due to the timing of hotels developed and constructed for third parties and minority-owned entities during the third quarter and first nine months of 1998, compared with the third quarter and first nine months of 1997, and the overall decrease in the number of hotels developed and constructed for minority-owned entities and unrelated third parties. The hotel management segment incurred an operating loss of ($139,503) and ($226,677) during the three and nine months ended September 30, 1998, from operating income of $288,533 and $566,784 during the three and nine months ended September 30, 1997. This decrease was due primarily to the expenses associated with the increased number of Consolidated hotels managed during the past twelve months and the allocation of certain costs. Employee leasing operating income decreased 10.3% and 16.8% to $85,654 and $209,886 during the three and nine months ended September 30, 1998, respectively, from $95,516 and $252,209 during the three and nine months ended September 30, 1997, due to the decrease in employee leasing agreements with minority-owned entities and unrelated third parties.

Interest expense remained relatively constant at $1.2 million during the three months ended September 30, 1998 and September 30, 1997. Interest expense increased 60.5% to $4.7 million for the nine months ended September 30, 1998 from $2.9 million during the nine months ended September 30, 1997. The increase attributable to the additional mortgage financing of newly constructed and acquired Consolidated AmeriHost Inn hotels, was offset by the sale and leaseback transaction with PMC, whereby the Company did not recognize any interest expense on the sold hotels beginning June 30, 1998.

The Company's share of equity in income (loss) of affiliates decreased to ($38,410) during the three months ended September 30, 1998, from $74,795 during the three months ended September 30, 1997. The Company's share of equity in income (loss) of affiliates increased to $6,647 during the nine months ended September 30, 1998, from ($134,618) during the nine months ended September 30, 1997. The fluctuations in equity of affiliates during the three and nine months ended September 30, 1998, compared to the three and nine months ended September 30, 1997, were primarily due to the sale of three minority owned hotels at a significant gain and the acquisition of a significant number of minority owned hotels by the Company resulting in 100% ownership positions . Distributions from affiliates were $1.1 million during the nine months ended September 30, 1998, compared to $282,274 during the nine months ended September 30, 1997.

The Company expensed $1.7 million during the first nine months of 1997 in costs associated with the termination of a consulting agreement and an employment agreement. The Company considers these costs non-recurring in nature.


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

During the first nine months of 1998, the Company generated cash from operations of $1.8 million, compared to $2.6 million during the first nine months of 1997, or a decrease in cash provided by operations of $759,145. The first nine months of 1997 included a non-recurring payment of $1.6 million in contractual termination costs. The decrease in cash flow from operations during the first nine months of 1998, when compared to 1997, can be attributed to the increasing impact of seasonality and the significant number of hotels operating during their pre-stabilization period as the number of Consolidated hotels increased from 36 hotels at September 30, 1997 to 67 hotels at September 30, 1998, and the timing of collections from hotel development and construction activity for minority-owned entities.

The Company invests cash in three principal areas: (i) the purchase of property and equipment through the construction and renovation of Consolidated hotels;
(ii) the purchase of equity interests in hotels; and (iii) the making of loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. During the first nine months of 1998, the Company received $23.4 million from investing activities compared to using $23.3 million during the first nine months of 1997. During the first nine months of 1998, the Company received $64.4 million from the sale of 27 hotels, used $32.9 million to purchase property and equipment for Consolidated AmeriHost Inn hotels, used $323,515 for investments in and advances to affiliates, net of distributions and collections, and used $7.8 million for the acquisition of additional partnership interests. During the first nine months of 1997, the Company used cash primarily for the purchase of $24.4 million in property and equipment for Consolidated AmeriHost Inn hotels, used $1.9 million for investments in and advances to affiliates, net of distributions and collections, and received $3.4 million from the sale of hotels.

Cash used in financing activities was $21.9 million during the first nine months of 1998 compared to cash provided by financing activities of $21.8 million during the first nine months of 1997. In 1998, the primary factors were principal repayments of $49.5 million including the repayment of mortgages in connection with the sale of hotels, offset by $26.9 million in proceeds from the mortgage financing of Consolidated hotels and the assumption of mortgage debt in connection with the acquisition of hotels, and net proceeds of $1.3 million from the Company's operating line-of-credit. In 1997, the contributing factors were proceeds of $19.7 million from the mortgage financing of Consolidated hotels, net of principal repayments, net proceeds of $1.2 million from the exercise of common stock purchase options, and $1.2 million in net proceeds from the Company's operating line-of-credit.

At September 30, 1998, the Company had $2.6 million outstanding under its operating line-of-credit which has been repaid subsequently. The Company has obtained a new operating line-of-credit effective November 1, 1998 which (i) has a limit of $7.0 million (ii) is collateralized by a security interest in certain of the Company's assets, including its interest in various joint ventures; (iii) bears interest at an annual rate equal to the lending bank's base rate plus 1/2% (with a minimum interest rate of 7.5%); and (iv) matures October 31, 1999. At September 30, 1998, the Company also had outstanding $2.25 million of its 7% Subordinated Notes which are unsecured obligations due October 9, 1999 and which pay interest quarterly. Pursuant to the terms of the 7% Subordinated Notes, no dividends may be paid on any capital stock of the Company until the 7% Subordinated Notes have been paid in full. At the Company's sole discretion, the 7% Subordinated Notes may be prepaid at any time without penalty.

In March 1998, the Company's Board of Directors authorized the repurchase, from time to time on the open market, of up to $1.0 million of Common Stock over the next year. Through September 30, 1998, the Company repurchased 34,600 shares of the Company's Common Stock for approximately $159,000.

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



                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   SCHEDULE OF EARNINGS BEFORE INTEREST/RENT,
                       TAXES AND DEPRECIATION/AMORTIZATION
                                   (UNAUDITED)



                                        Three Months Ended September 30,   Nine Months Ended September 30,
                                        --------------------------------   -------------------------------
                                                 1998         1997             1998            1997
                                                 ----         ----             ----            ----
Revenue                                   $ 19,429,557    $ 17,436,770     $52,360,200     $48,095,298


Operating costs and expenses                13,725,257      13,398,252      41,008,335      38,789,065


                                             5,704,300       4,038,518      11,351,865       9,306,233


Corporate general and administrative          (402,905)       (493,603)     (1,133,625)     (1,562,802)
Equity in net income and losses
   of affiliates                               (38,410)         74,795           6,647        (134,618)


Earnings before minority interests           5,262,985       3,619,710      10,224,887       7,608,813

Minority interests in earnings of
   consolidated subsidiaries and
   partnerships                                (90,489)       (100,935)        142,639          44,720


Earnings before interest/rent, taxes
  and depreciation/amortization, before
  non-recurring charges                      5,172,496       3,518,775      10,367,526       7,653,533


Non-recurring charges                             --              --              --        (1,697,448)


Earnings before interest/rent, taxes
  and depreciation/amortization           $  5,172,496    $  3,518,775     $10,367,526      $5,956,085





                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Securities Holders:

         The annual shareholders' meeting was held on August 6, 1998. One matter was voted as follows:

         Matter 1:  Election of Directors

            Director                    For         Against      Abstain
            --------                    ---         -------      -------

            H. Andrew Torchia          5,192,106       1,320      30,154
            Michael P. Holtz           5,079,496     113,930      30,154
            Russell J. Cerqua          5,070,246     123,180      30,154
            Reno J. Bernardo           5,069,646     123,780      30,154
            Salomon J. Dayan           5,077,696     115,730      30,154
            Richard A. Chaifetz        5,189,634       3,792      30,154


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



                           AMERIHOST PROPERTIES, INC.
                                   Registrant


      Date:  November 13, 1998
                             By:        /s/ James B. Dale
                                        James B. Dale
                                        Treasurer/Senior Vice President, Finance



                             By:        /s/ Michael E. Kirk
                                        Michael E. Kirk
                                        Corporate Controller