Form 10KT405
period 1998-12-31
AMERIHOST PROPERTIES INC
filed 1999-03-30
CIK 778423

================================================================================

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [x] Annual Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 for the fiscal year
                             ended DECEMBER 31, 1998
                                       OR
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                           Commission File No. 0-15291

                           AMERIHOST PROPERTIES, INC.

             (Exact name of registrant as specified in its charter)

                 DELAWARE                              36-3312434
                 --------                              ----------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)

2400 EAST DEVON AVE., SUITE 280, DES PLAINES, ILLINOIS              60018
------------------------------------------------------              -----
   (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (847) 298-4500

     Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
     Title of Each Class                           on which registered
     -------------------                           -------------------
             NONE                                         NONE

Securities  registered  pursuant  to  Section 12(g) of the Act:

                    Common Stock, par value $0.005 per share
                    ----------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

While it is difficult to determine the number of shares owned by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission), the registrant estimates that the aggregate market value of the registrant's Common Stock held by non-affiliates on March 26, 1999 (based upon an estimate that 82.8% of the shares are so owned by non-affiliates and upon the closing price for the Common Stock of $3.13) was $15,706,459.

As of March 26, 1999, 6,067,850 shares of the Registrant's Common Stock were outstanding.

The following documents are incorporated into this Form 10-K by reference:  None

================================================================================

                                     PART I

ITEM 1.   BUSINESS.


GENERAL

Amerihost Properties, Inc. and its subsidiaries (collectively, where appropriate, "Amerihost," or the "Company") is engaged in the development and construction of AmeriHost Inn(R) hotels, its proprietary hotel brand, and the ownership, operation and management of both AmeriHost Inn(R) hotels and other hotels. The AmeriHost Inn(R) brand was created by the Company to provide for the consistent, cost-effective development and operation of mid-price hotels in various markets. All AmeriHost Inn(R) hotels are designed and developed using the Company's 60 to 120 room, interior corridor and indoor pool prototype design and are located in tertiary and secondary markets.

As of December 31, 1998, the Company owned, operated or managed 91 hotels located in 18 states. Of these hotels, 75 hotels are operated or managed under the Company's proprietary brand, the AmeriHost Inn(R). Of the 91 hotels, the Company owns a 100% or majority ownership interest in 69 hotels and a minority equity interest, ranging from 10% to 50%, in 16 hotels. Of the 85 hotels in which the Company has an ownership interest, 72 are AmeriHost Inn(R) hotels and 13 are other brands, which in most cases were acquired, renovated and repositioned in their respective marketplaces between 1987 and 1993. The majority of the other brand hotels are franchised through Days Inn, Hampton Inn, Holiday Inn and Ramada Inn. The Company also managed six hotels at December 31, 1998 for unaffiliated third parties whereby the Company has no ownership interest. Three of the six managed hotels operate as AmeriHost Inn(R) hotels. As of December 31, 1998, an additional six AmeriHost Inn(R) hotels were under construction. The Company has 100% ownership in five of these hotels, and a minority ownership interest in one.

The table below sets forth information regarding the hotels at December 31, 1998.

                                                   Open            Under
                                                   Hotels        Construction      Total
                                              Hotels    Rooms  Hotels   Rooms  Hotels  Rooms
                                              ------    -----  ------   -----  ------  -----
                100% or majority ownership:
                    AmeriHost Inn(R)hotels        61   3,866       5     306      66   4,172
                    Other brands                   8   1,050    --      --         8   1,050
                                               -----   -----   -----   -----   -----   -----
                                                  69   4,916       5     306      74   5,222
                                               -----   -----   -----   -----   -----   -----
                Minority ownership interest:
                    AmeriHost Inn(R)hotels        11     702       1      72      12     774
                    Other brands                   5     473    --      --         5     473
                                               -----   -----   -----   -----   -----   -----
                                                  16   1,175       1      72      17   1,247
                                               -----   -----   -----   -----   -----   -----
                Managed only hotels:
                    AmeriHost Inn(R)hotels         3     182    --      --         3     182
                    Other brands                   3     573    --      --         3     573
                                               -----   -----   -----   -----   -----   -----
                                                   6     755    --      --         6     755
                                               -----   -----   -----   -----   -----   -----

                Totals:
                    AmeriHost Inn(R)hotels        75   4,750       6     378      81   5,128
                    Other brands                  16   2,096    --      --        16   2,096
                                               -----   -----   -----   -----   -----   -----
                                                  91   6,846       6     378      97   7,224
                                               =====   =====   =====   =====   =====   =====

Since 1993, the Company's growth strategy has focused on the expansion and increased ownership of the AmeriHost Inn(R) hotel brand through new development and construction. During 1997 and 1998, 34 newly constructed AmeriHost Inn(R) hotels were opened, 20 of which are 100% owned by the Company, and 14 are or were owned by joint ventures in which the Company has a minority ownership interest. Historically, the AmeriHost Inn(R) hotels achieved a revenue per available room ("RevPAR") higher than that realized by the Company's other owned hotels, including those operated under national franchise affiliations. These favorable operating results experienced by the AmeriHost Inn(R) hotels led to the Company's decision to focus on expanding this brand rather than acquiring or developing hotels under other brand affiliations. The Company intends to continue expanding the development of AmeriHost Inn(R) hotels.

The Company entered into a sale/leaseback arrangement for 30 of its hotels in 1998, of which 26 were closed by December 31, 1998. This transaction provided capital for additional expansion of the AmeriHost Inn(R) brand and other fee based revenue sources, while allowing the Company to continue realizing the benefits of its hotel operations. A large portion of the proceeds from this transaction were used for the purchase of AmeriHost Inn(R) hotels from entities in which the Company had a minority ownership interest.

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

The Company offers complete operational and financial management services, including sales, marketing, quality control, training, purchasing and accounting. This expertise is used for the Company's own account, as well as for joint ventures and unaffiliated entities pursuant to written management contracts. However, under certain management contracts, the Company's joint venture partners or co-managers are responsible for the day-to-day operational management, while the Company provides full financial management and operational consulting and assistance. The Company is currently managing or co-managing all of the hotels in which it has a minority ownership interest, and is also managing four hotels for unaffiliated third parties. These hotels are managed under contracts ranging from 1 to 10 years, with optional renewal periods of equal length, and contain provisions under which the Company is paid fees equal to a percentage of total gross revenues for its services and, in some instances, additional incentive fees based upon hotel performance. The Company has developed centralized systems and procedures which it believes allow it to manage the hotels effectively and efficiently. The Company intends to actively pursue management contracts with additional third parties, while continuing to manage hotels for current as well as future joint ventures.

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

AMERIHOST INN(R) HOTELS

AmeriHost Inn(R) hotels, the Company's proprietary brand, are designed and constructed using the Company's 60 to 120 room, interior corridor and indoor pool prototype design. The AmeriHost Inn(R) hotel's amenities and services include 24-hour front desk and message service, facsimile machines, whirlpool, exercise room, meeting room, a covered entrance and extensive exterior lighting for added security. The standard AmeriHost Inn(R) guest room features an electronic card-key lock, in-room safe, in-room coffee maker, telephone with data port for personal computer, a work area and a 25" color television with premium cable service or movies on demand. In addition, each Amerihost Inn(R) hotel typically includes two to 12 whirlpool suites which, in addition to the standard amenities, include in-room whirlpools, microwave ovens, compact refrigerators and an expanded sitting area. AmeriHost Inn(R) hotels do not contain food and beverage facilities normally associated with full-service hotels. Food service for hotel guests is generally available from adjacent or nearby free-standing restaurants which are independently owned and operated.

The AmeriHost Inn(R) hotels are operated or managed by the Company in accordance with strict guidelines designed to provide guests with a consistent lodging experience. The Company believes the quality and consistency of the amenities and services provided by its AmeriHost Inn(R) hotels increase guest satisfaction and repeat business. The quality of the AmeriHost Inn(R) product and the consistency of the amenities and services have assisted the chain in becoming one of only a few hotel chains in the U.S. to have achieved an American Automobile Association ("AAA") Three Diamond rating at all of its hotels.

The Company targets smaller communities in tertiary and secondary markets with established demand generators such as major traffic arteries, office complexes, industrial parks, shopping malls, colleges and universities or tourist attractions, as the principal location for the development and construction of AmeriHost Inn(R) hotels. An AmeriHost Inn(R) hotel is typically positioned to attract both business and leisure travelers seeking consistent amenities and quality rooms at reasonable rates, generally ranging from $45 to $70 per night.

The Company's in-house design staff, centralized purchasing program, strict cost controls, and low average land costs all contribute to a favorable cost structure in developing and constructing new AmeriHost Inn(R) hotels. Furthermore, due to the centralization of all accounting, purchasing, payroll and other administrative functions, each hotel is operated efficiently and effectively with a minimal on-site staff. These factors assist the Company in maximizing its return on invested capital, while offering an excellent value to its guests.

OTHER OWNED HOTELS

The Company's non-AmeriHost Inn(R) hotels were primarily acquired by the Company through joint ventures prior to 1993, in most instances at prices below estimated replacement costs. The other hotels have been owned, operated and managed by the Company independently, or as part of a national franchise system such as Days Inn, Hampton Inn, Holiday Inn, and Ramada Inn. The Company believes that franchises in these locations are important in maintaining occupancy levels, which are supported by the Franchisor's national reservation systems and marketing efforts and brand name recognition.

The Company's non-AmeriHost Inn(R) hotels typically are also located in secondary and tertiary markets, with nearby demand generators such as airports, major traffic arteries, office complexes, industrial parks, shopping malls, colleges and universities or tourist attractions. The non-AmeriHost Inn(R) hotels contain 60 to 215 rooms, generate average daily rates ranging from $35 to $65 per night and offer a variety of amenities and services.
Approximately one-third of these hotels contain food and beverage facilities.

As part of the Company's strategy to focus its ownership primarily on AmeriHost Inn(R) hotels, the Company intends to pursue selective sales of certain of these other hotels, if and when attractive terms are available. During 1997, the Company sold one wholly-owned hotel and two hotel partnerships in which the Company was a general partner sold their hotels, resulting in cash distributions to the Company upon their sale. During 1998, five hotel partnership in which the Company was a general partner sold its hotel, resulting in proceeds to the Company upon the sale. These proceeds were, and any proceeds from future sales, if and when completed, are expected to be used by the Company to develop additional AmeriHost Inn(R) hotels or pursue other growth objectives of the Company.

HOTEL PROPERTIES

At December 31, 1998, the Company owned and/or managed 91 hotels in 18 states, concentrated in the midwestern and southern United States. The Company had an additional six hotels under construction located generally in the same geographical areas.

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

The following is a list of hotel properties under the Company's management at December 31, 1998 by state:


                                                                                                    Date
State             Hotel (1)                                                   Rooms           Operations Began
-----             ---------                                                  -------          ----------------

California         AmeriHost Inn(R)Anderson                                       61               01/20/97
                   AmeriHost Inn(R)Corning                                        60               05/29/98
                   AmeriHost Inn(R)Yreka                                          61               08/04/97
                                                                              ------
                                                                                182

Florida            Hampton Inn Ft. Myers                                         123                09/30/92
                                                                              ------

Georgia            AmeriHost Inn(R)Eagles Landing, Stockbridge                    60                08/08/95
                   AmeriHost Inn(R)LaGrange                                       59                03/01/95
                   AmeriHost Inn(R)Smyrna                                         60                12/21/95
                   Days Inn Northwest, Atlanta                                   107                11/01/91
                   Days Inn Peachtree, Atlanta                                   142                11/01/91
                                                                              ------
                                                                                428

Illinois           AmeriHost Inn(R)Effingham (3)                                  61                02/07/97
                   AmeriHost Inn(R)Harvard                                        60                07/01/96
                   AmeriHost Inn(R)Jacksonville                                   60                06/14/96
                   AmeriHost Inn(R)Macomb                                         60                05/19/95
                   AmeriHost Inn(R)Players Riverboat Hotel, Metropolis           120                02/25/94
                   AmeriHost Inn(R)Rochelle                                       61                03/07/97
                   AmeriHost Inn(R)Sycamore                                       60                05/31/96
                   AmeriHost Inn(R)Tuscola                                        59                08/17/94
                   Days Inn Niles                                                149                01/01/90
                   Days Inn Shorewood                                            116                10/01/89
                                                                              ------
                                                                                 806

Indiana            AmeriHost Inn(R)Decatur                                        60                08/30/98
                   AmeriHost Inn(R)Hammond                                        86                03/29/96
                   AmeriHost Inn(R)Huntington                                     62                08/21/98
                   AmeriHost Inn(R)Muncie (3)                                     60                04/07/95
                   AmeriHost Inn(R)Plainfield                                     60                09/01/92
                   Days Inn Crawfordsville (2)                                    60                01/30/89
                   Days Inn Plainfield (2)                                        64                05/01/90
                   Days Inn Portage                                              118                04/01/91
                   Days Inn Sullivan                                              60                08/14/87
                   Ramada Inn Lafayette                                          144                02/02/94
                                                                              ------
                                                                                774

Iowa               AmriHost Inn(R)Boone                                           60                08/21/98
                   AmeriHost Inn(R)Le Mars                                        63                01/07/98
                   AmeriHost Inn(R)Mt. Pleasant                                   63                07/02/97
                   AmeriHost Inn(R)Storm Lake                                     61                08/13/97
                   AmeriHost Inn(R)Waverly                                        60                08/28/96
                                                                              ------
                                                                                307


                                                                                                    Date
State             Hotel (1)                                                   Rooms           Operations Began
-----             -----                                                      -------          ----------------

Kentucky           AmeriHost Inn(R)Murray                                         60                11/01/96
                                                                              ------

Louisiana          Days Inn Kenner, New Orleans                                  324                11/01/91
                                                                              ------

Michigan           AmeriHost Inn(R)Coopersville                                   60                12/31/95
                   AmeriHost Inn(R)Dundee                                         60                08/14/98
                   AmeriHost Inn(R)Grand Blanc                                    60                07/17/96
                   AmeriHost Inn(R)Grand Rapids North, Walker                     60                07/05/95
                   AmeriHost Inn(R)Grand Rapids South                             61                06/11/97
                   AmeriHost Inn(R)Hudsonville                                    61                11/24/97
                   AmeriHost Inn(R)Ionia                                          60                04/22/98
                   AmeriHost Inn(R)Marshall                                       61                04/02/97
                   AmeriHost Inn(R)Monroe                                         63                09/19/97
                   AmeriHost Inn(R)Muskegon, Norton Shores                        61                11/04/96
                   AmeriHost Inn(R)Port Huron                                     61                07/01/97
                                                                              ------
                                                                                668

Mississippi        AmeriHost Inn(R)Batesville                                     60                04/26/96
                   AmeriHost Inn(R)Tupelo                                         61                07/25/97
                   Days Inn Vicksburg Landing                                     89                05/13/95
                                                                              ------
                                                                                210

Missouri           AmeriHost Inn(R)Mexico                                         61                12/06/97
                   AmeriHost Inn(R)Warrenton                                      63                11/07/97
                                                                              ------
                                                                                 124

Ohio               AmeriHost Inn(R)Ashland                                        62                08/09/96
                   AmeriHost Inn(R)Athens (2)                                    102                11/04/89
                   AmeriHost Inn(R)Cambridge (2)                                  72                02/06/98
                   AmeriHost Inn(R)Canal Winchester (2)                           60                04/17/98
                   AmeriHost Inn(R)Delaware                                       73                05/16/97
                   AmeriHost Inn(R)Jeffersonville North (2)                       60                07/20/96
                   AmeriHost Inn(R)Jeffersonville South (2)                       60                10/14/94
                   AmeriHost Inn(R)Kenton (2)                                     60                08/02/96
                   AmeriHost Inn(R)Lancaster (2)                                  60                09/04/92
                   AmeriHost Inn(R)Logan (2)                                      60                04/16/93
                   AmeriHost Inn(R)Mansfield                                      60                11/19/94
                   AmeriHost Inn(R)Marysville                                     79                06/01/90
                   AmeriHost Inn(R)Norwalk (3)                                    61                07/25/97
                   AmeriHost Inn(R)Oxford                                         61                02/01/91
                   AmeriHost Inn(R)St. Mary's (2)                                 61                11/25/97
                   AmeriHost Inn(R)Upper Sandusky                                 60                04/12/95
                   AmeriHost Inn(R)Wilmington (2)                                 61                02/21/97
                   AmeriHost Inn(R)Wooster East                                   58                01/18/94
                   AmeriHost Inn(R)Wooster North                                  60                10/20/95
                   AmeriHost Inn(R)Zanesville (2)                                 60                07/30/96
                   Days Inn Dayton South                                         215                01/20/92
                   Days Inn New Philadelphia (2)                                 104                06/04/92
                   Ramada Inn Middletown                                         120                07/03/92
                                                                              ------
                                                                               1,729


                                                                                                    Date
State             Hotel (1)                                                   Rooms           Operations Began
-----             -----                                                      -------          ----------------

Oklahoma           AmeriHost Inn(R)Enid                                           60                06/11/98
                                                                              ------

Pennsylvania       AmeriHost Inn(R)Grove City                                     61                04/27/97
                   AmeriHost Inn(R)Shippensburg                                   60                08/09/96
                   Holiday Inn Altoona                                           144                08/31/92
                   Holiday Inn Oil City                                          106                12/02/92
                                                                              ------
                                                                                371

Tennessee          AmeriHost Inn(R)Jackson                                        61                04/01/98
                                                                              ------

Texas              AmeriHost Inn(R)Allen                                          60                07/25/96
                   AmeriHost Inn(R)McKinney                                       61                01/07/97
                   AmeriHost Inn(R)San Marcos                                     61                05/23/97
                                                                              ------
                                                                                182

West Virginia      AmeriHost Inn(R)New Martinsville (2)                           60                05/03/96
                   AmeriHost Inn(R)Mineral Wells (2)                              61                12/30/96
                   AmeriHost Inn(R)Parkersburg (2)                                79                06/26/95
                                                                              ------
                                                                                200

Wisconsin          AmeriHost Inn(R)Green Bay                                      60                10/12/96
                   AmeriHost Inn(R)Kimberly                                       63                06/30/97
                   AmeriHost Inn(R)Mosinee                                        53                04/30/93
                   AmeriHost Inn(R)Whitewater                                     61                09/08/97
                                                                              ------
                                                                                237
                                                     TOTAL ROOMS              6,846
                                                     TOTAL PROPERTIES            91

     (1) Unless otherwise noted, the Company owns a direct or indirect equity or leasehold interest in the hotel.
     (2) Indicates properties which are co-managed with an unaffiliated third party.
     (3) Property was sold, or the management contract was terminated in 1999.


The table below shows the average occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") experienced by the Company in 1998 in various locations. These statistics include all hotels open as of December 31, 1998.


                                                               Average           Average           Revenue Per
                                                              Occupancy        Daily Rate        Available Room
                                                              ---------        ----------        --------------
Ohio (23 hotels)                                                55.7%             $55.08               $30.72
Illinois, Iowa and Wisconsin (19 hotels)                        58.3%             $49.77               $29.04
Michigan and Pennsylvania (15 hotels)                           59.3%             $54.76               $32.48
Georgia, Mississippi and West Virginia (11 hotels)              60.9%             $53.47               $32.60
Indiana and Kentucky (11 hotels)                                56.5%             $50.30               $28.46
Texas and California (6 hotels)                                 55.4%             $52.27               $28.99
Other hotels (6 hotels located in Tennessee, Florida,
         Louisiana, Missouri and Oklahoma)                      57.0%             $44.53               $25.40

All hotels                                                      57.6%             $51.96               $29.96


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

Since the early 1990's, the United States lodging industry has shown significant improvement. The primary element contributing to the industry's improved performance has been increased economic activity, which has resulted in growth in the demand for hotel rooms. This growth in hotel room demand has resulted in positive trends industry-wide for room revenues. Although industry analysts expect slight declines in industry-wide occupancy over the next few years, they still expect industry-wide revenues to expand given the anticipated demand growth and strong average daily rate increases. According to Smith Travel Research, the overall United States hotel room occupancy declined 0.8% in 1998, while average daily rates increased 4.4%.

GROWTH STRATEGY

The Company's growth strategy is to increase revenues, EBITDA (as defined below) and net income per share by: (i) developing, operating and owning or leasing additional AmeriHost Inn(R) hotels; (ii) developing and managing hotels for affiliated and unaffiliated parties; (iii) maintaining or enhancing occupancy and average daily rate results at all of its hotels; and (iv) controlling operating and corporate overhead expenses. EBITDA is used by the Company as a supplemental performance measure along with net income to report its operating results. EBITDA is defined as net income, adjusted to eliminate the impact of
(i) interest expense; (ii) interest and other income; (iii) leasehold rents for hotels, which the Company considers to be financing costs similar to interest;
(iv) income tax expense (benefit); (v) depreciation and amortization; and (vi) gains or losses from property transactions.

The Company's primary growth strategy is to focus on the expansion of its proprietary brand, the AmeriHost Inn(R). During 1998, the Company opened six wholly-owned AmeriHost Inn(R) hotels and had another five under construction at December 31, 1998. The Company also continued the development of AmeriHost Inn(R) hotels through joint ventures. During 1998, such joint ventures opened five AmeriHost Inn(R) hotels and one additional hotel was under construction at December 31, 1998. The Company acquired a 100% ownership interest during 1998 in 26 AmeriHost Inn(R) hotels in which the Company already held a minority ownership interest. The Company may seek to increase its ownership interest in additional existing AmeriHost Inn(R) hotels in which the Company has less than a 100% ownership interest, if available on favorable economic terms. These hotels had been built by the Company using the AmeriHost Inn(R) standard prototype.

Due to the expansion of the AmeriHost Inn(R) brand over the past few years, and the recognition the brand has received for the consistency of guest services and amenities, the Company has decided to begin selling franchises in 1999. The Company has satisfied all Federal Trade Commission requirements and is currently able to sell franchises in 32 states. The remaining states have additional filing and registration requirements which must be satisfied prior to selling franchises in those states. The Company is currently in the process of satisfying these requirements and expects to be effective in all 50 states. The AmeriHost Inn(R) franchise agreement is a long-term agreement, providing for a franchise fee, marketing fee and reservation fee based on the hotel's revenue. Due to the Company's expertise in all areas of hotel development and management, the Company anticipates making these services available to the franchisee, including site selection, operational management, and property accounting, in addition to the franchise agreement. Although the Company believes that it can sell a significant number of franchises, there can be no assurance that the franchising segment will contribute significantly to the growth and profitability of the Company.

The Company intends to continue using its hotel development and management expertise to build and operate hotels for itself, as well as for future joint ventures in which the Company holds a minority ownership interest. In addition, the Company is also focused on actively pursuing development contracts and management contracts with unaffiliated entities. This may include building and managing non-AmeriHost Inn(R) hotels.

During 1998, the Company began construction on nine AmeriHost Inn(R) hotels, and completed construction of 11 hotels, all of which were AmeriHost Inn(R) hotels. The Company intends to continue developing and constructing AmeriHost Inn(R) hotels in communities located in tertiary and secondary markets which already have established demand generators, such as major traffic arteries, office complexes, industrial parks, shopping malls, colleges and universities or tourist attractions. Typically, the Company seeks communities where an active economic development program is in place, which suggests long-term growth potential for additional lodging demand. In most cases, the local community is interested in a new hotel because existing facilities are dated or inconvenient. The Company provides comfortable, professionally managed accommodations which are typically not available in that community.

The Company has an in-house development staff dedicated to identifying and evaluating new development opportunities. Once a market has been identified and a site has been selected, the Company initiates its due diligence process prior to the construction of one of its hotels. Such due diligence typically consists of environmental surveys, feasibility and engineering studies and the securing of zoning and building permits. The Company also maintains an in-house construction and design department, which enables it to manage all phases of construction. The Company's in-house architects and design personnel prepare the blueprints for each AmeriHost Inn(R) hotel through the use of computer assisted drafting equipment, thereby reducing architectural fees. In most cases, the Company hires a general contractor to construct the hotel for a fixed price, eliminating much of the risk typically associated with construction. The Company's project managers oversee the general contractor through each phase of construction in order to assure the quality and timing of the construction. With few exceptions, such as the interior color scheme, each AmeriHost Inn(R) hotel is the same in every detail, including the overall layout, the room sizes and the indoor pool area. The replication of its prototype design allows for accurate budgeting of its construction and overhead costs.

Historically, the Company has financed its hotel development and construction through a combination of equity and debt financing, with the equity financing typically provided by the Company and/or its joint venture partners, and the debt financing typically provided by local or regional banks. All of the AmeriHost Inn(R) hotels currently under construction are being financed in this manner.

The Company intends to increase its revenue, EBITDA and net income per share through the continued development of its AmeriHost Inn(R) brand hotel and the continued implementation of its operating and marketing strategies. The Company believes that it can develop and operate additional AmeriHost Inn(R) hotels having occupancies and average daily rates similar to those the Company has achieved at its existing AmeriHost Inn(R) hotels. Moreover, the Company believes that the development of additional AmeriHost Inn(R) hotels and expanded geographic diversity will continue to enhance the awareness of the AmeriHost Inn(R) brand and thus improve revenues at existing, as well as future, AmeriHost Inn(R) hotels. The Company believes that leveraging its expertise in hotel development and management by providing these services to unaffiliated parties will also assist the Company in reaching its financial objectives.

OPERATING STRATEGY

The Company's operating strategy is to provide its customers with a consistent lodging experience by offering a package of amenities and services which meet or exceed the customer's expectations during each stay. The Company has developed uniform standards and procedures for each aspect of the development, construction, operation and marketing of its AmeriHost Inn(R) hotels, from site selection to operational management.

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

The Company has designed a financial management system whereby all accounting and operating information is processed in the Company's centralized accounting office at its headquarters. The system includes cash management, accounts payable and the generation of daily financial and operating information and monthly financial statements which allow senior management and the regional, area and general managers to closely monitor performance and to quickly react to changes in operational conditions. The Company provides each hotel with standardized forms and procedures to ensure uniform and efficient financial reporting. The Company's financial management system relieves certain management and reporting burdens from the individual hotel managers, enabling them to focus on the operation and marketing of the hotel. The centralized financial management system also enhances the quality and timing of internal financial reports. All payroll functions are also centralized at the Company's headquarters through its employee leasing subsidiary, allowing the Company to have greater control over payroll costs. In addition, since all of the approximately 1,800 hotel personnel are employed by the same company, the costs of certain payroll related expenses are lower than if each hotel maintained its own employees, and the Company is able to offer a more attractive health insurance program to its employees.

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

With respect to AmeriHost Inn(R) hotels, the Company's primary marketing strategy is to consistently develop and operate AmeriHost Inn(R) hotels using its prototype design under the trademarked AmeriHost Inn(R) diamond-shaped logo. The Company believes that a consistent product offering, including the same design features, amenities and quality guest services, will promote guest loyalty, referrals and repeat business. The amenities and services featured in the AmeriHost Inn(R) prototype design are not consistently found in the hotels of competitors in the markets which the Company targets. By providing amenities and services on a consistent basis, along with centralized administrative and financial reporting systems, the Company believes it is able to operate profitable hotels while offering an excellent value to its guests.

During the fall of 1997, the Company introduced its toll-free reservation number. By dialing 800-434-5800, a guest can make a reservation at any one of the AmeriHost Inn(R) hotels throughout the country. The Company anticipates that the reservation system will significantly increase the number of reservations as the brand awareness increases. In an effort to boost brand awareness, the Company has also implemented a regional marketing campaign using various media including radio and newspaper. The markets and media selected for the marketing activities were based on extensive research done by the Company and an advertising consultant. The Company and its joint venture partners have committed that 1% of each hotel's room revenues will be used for the regional marketing program.

JOINT VENTURES

The Company continued to develop new hotels through joint ventures in 1998 whereby the Company and other investors agree to jointly undertake the development, construction, acquisition or renovation of a hotel property. As of December 31, 1998, the Company had 19 projects with joint venture partners, including multiple projects with certain joint venture partners.

The Company's joint ventures have taken various forms, including general partnerships, limited partnerships, and limited liability companies. Each joint venture has been formed with respect to a particular hotel project and reflects the characteristics of that project, including the relative contributions, in cash, property or services, of its partners. In most instances, the joint venture has taken the form of a limited partnership, with a wholly-owned subsidiary of the Company as a general partner with sole or joint management authority. The Company's subsidiary, as general partner, has typically received a partnership interest ranging from 15% to 30% for contributing the Company's expertise. In certain cases, the subsidiary has also contributed a minimal amount of cash. The limited partners (which may include the Company or its affiliates in some instances) have typically contributed the cash equity required to fund the project and have received interests proportionate to their contributions. A typical joint venture agreement provides that the profits and losses of the entity will be allocated among the partners in proportion to their respective interests. However, the distribution of operating cash flow and asset sale proceeds to the Company in proportion to its ownership interest is often subordinate to the prior return of capital and other distributions payable to the other joint venture partners. In addition, in three recent joint venture arrangements, the equity interests held by the joint venture partners are exchangeable into shares of the Company's common stock and the Company has guaranteed minimum annual distributions to the joint venture partners.

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

There are a number of companies which develop, construct and renovate hotels. Some of these companies perform these services only for their own account, while others actively pursue contracts for these services with third party owners. The Company believes that it can develop, construct and renovate hotels at costs which are competitive. The Company believes that its use of a well-developed prototype, significant experience (the Company has managed the development and construction of approximately 90 hotels) and volume purchasing of furniture and amenities result in development costs which are lower than those experienced by many competitors building comparable hotels. The Company also believes that its ability to offer additional services, such as hotel management, provides some competitive advantages.

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

The Company believes that the relationship between the development and construction costs and the average daily rates achieved by the AmeriHost Inn(R) hotels is more favorable than that experienced by many of the Company's competitors. In addition, a significant portion of the purchasing and accounting functions related to the hotels is handled in the Company's headquarters, thus enabling the local general managers and their staffs to focus their efforts on marketing and sales. The centralization of many functions also assists in keeping costs lower due to certain economies of scale. This allows the AmeriHost Inn(R) hotels to operate efficiently and compete effectively.

FRANCHISE AGREEMENTS

At December 31, 1998, the Company had franchise agreements (collectively, the "Franchise Agreements") with Days Inn of America, Inc., Promus Hotels, Inc. (regarding Hampton Inns), Holiday Inns, Inc., Holiday Inns Franchising, Inc. and Ramada Franchise Systems, Inc. Although the terms of the various Franchise Agreements differ, each requires the Company to pay a monthly royalty fee for the right to operate the hotel under the "flag" of that Franchisor and to have access to the other benefits provided by such Franchisor, including access to reservation systems, marketing plans and use of trademarks. The royalty fees are typically based on gross revenues attributable to room rentals, plus marketing and reservation contributions, and typically range between 8% and 10% of gross room revenues. In addition, the Company and/or the joint venture which owns a hotel operated pursuant to a Franchise Agreement will have ongoing obligations to maintain the quality and condition of the hotel to the standards required by the Franchisor. The term of a Franchise Agreement typically is between 10 and 20 years, with a substantial penalty for early termination by the Company with either party typically having the right to terminate after five years. The Company believes that it is generally in compliance with its Franchise Agreements, and the loss of any one of the Franchise Agreements would not have a material impact on the Company.

EMPLOYEES

As of December 31, 1998, the Company and its subsidiaries had 1,820 full and part-time employees:

             Hotel Management:
                   Operations                               25
                   Accounting and finance                   17
                   Property general managers                92

             Hotel Development:                             11

             Hotel Operations:                           1,179

             Corporate:
                   General and administrative                9
                   Officers                                  3

             Employee Leasing:
                   General and administrative                3
                   Operations                              481
                                                         1,820

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

At December 31, 1998, the Company had a 100% or majority ownership or leasehold interest in 69 operating hotels and five hotels under construction, located in 15 states. The land, building, furniture, fixtures and equipment and construction in progress for these hotels is reflected in the Company's Consolidated Balance Sheet at December 31, 1998. These assets were substantially pledged to secure the related long-term mortgage debt. See Item 1 and Notes 6 and 7 to the Consolidated Financial Statements under Item 14.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1998.




                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.

The Company's Common Stock is traded on the Nasdaq National Market under the symbol HOST. As of March 25, 1999, there were 1,380 holders of record of the Company's Common Stock. The following table shows the range of reported high and low closing prices per share.
                                                       High($)          Low($)
FISCAL 1997
   First quarter                                         7.63              5.31
   Second quarter                                        7.88              6.06
   Third quarter                                         7.13              6.19
   Fourth quarter                                        6.88              5.13

FISCAL 1998
   First quarter                                         5.81              3.94
   Second quarter                                        5.38              4.38
   Third quarter                                         4.63              3.09
   Fourth quarter                                        4.50              2.56

FISCAL 1999
   First quarter (through March 25, 1999)                3.81              3.13

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

ITEM 6.   SELECTED FINANCIAL DATA.

The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements. The consolidated financial statements for all years presented have been audited by the Company's independent certified public accountants, whose report on such consolidated financial statements for each of the three years in the period ended December 31, 1998 is included herein under Item 14. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto under Item 14 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                 (in thousands, except per share data)

                                                                       Fiscal Year Ended December 31,
                                                             1998        1997       1996       1995        1994
                                                             ----        ----       ----       ----        ----
STATEMENT OF OPERATIONS DATA:
  Revenue                                                  $ 68,618   $ 62,666    $ 68,342   $ 51,962    $ 43,347
  Operating costs and expenses                               54,286     52,285      54,360     41,317      37,076
  Depreciation and amortization expense                       5,487      4,532       3,479      2,268       1,141
  Leasehold rents - hotels                                    4,192      1,729       2,122      1,976       1,661
  Corporate general and administrative                        1,569      2,140       1,928      2,111       2,013

  Operating income (loss)                                     3,084      1,980       6,453      4,290       1,456

  Interest expense, net                                       5,592      3,299       2,142      1,195         427

  Income (loss), before extraordinary item and
    cumulative effect of change in accounting principle(1) $ (1,167)  $   (966)   $  3,395   $  2,138    $    571
                                                           ========   ========    ========   ========    ========
  Net income (loss)                                        $ (2,796)  $   (966)   $  3,395   $  2,138    $    571
                                                           ========   ========    ========   ========    ========

  Earnings (loss) per share, before  extraordinary item and cumulative effect of change in accounting principle(1):
          Basic                                            $ (0.19)   $ (0.15)    $   0.57   $   0.37    $   0.10
                                                           =======    =======     ========   ========    ========
          Diluted                                          $ (0.20)   $ (0.19)    $   0.49   $   0.34    $   0.10
                                                           =======    =======     ========   ========    ========

  Earnings (loss) per share:
          Basic                                            $ (0.45)   $ (0.15)    $   0.57   $   0.37    $   0.10
                                                           =======    =======     ========   ========    ========
          Diluted                                          $ (0.45)   $ (0.19)    $   0.49   $   0.34    $   0.10
                                                           =======    =======     ========   ========    ========

  Weighted average shares outstanding:
          Basic                                               6,180      6,283       6,008      5,839       5,498
                                                           ========   ========    ========   ========    ========
          Diluted                                             6,513      6,659       6,839      6,371       5,525
                                                           ========   ========    ========   ========    ========

BALANCE SHEET DATA:
  Total assets                                             $115,281   $ 92,668    $ 66,901   $ 52,453    $ 34,404
  Long-term debt, including current portion                  71,841     60,235      34,339     25,014      13,542
  Working capital                                            (6,924)    (2,208)        366      1,854       4,182
  Shareholders' equity                                       18,316     21,593      20,912     17,267      13,672

OTHER DATA:
  EBITDA (2)                                               $ 12,790   $  6,023    $ 12,447   $  8,862    $  4,143
  Cash provided by operating activities                       5,408      1,858       7,558      1,918       2,215
  Cash provided by (used in) investing activities            15,555    (28,463)    (11,347)   (13,506)     (8,764)
  Cash (used in) provided by financing activities           (18,819)    25,926       5,447      9,933       7,690
  Capital expenditures                                       42,183     29,343      14,049     12,539       7,872


     (1) The Company recorded an extraordinary item of $333,000 in 1998, net of income taxes, relating to the early extinguishment of mortgage debt on hotels sold in connection with a sale/leaseback transaction. The
          Company recorded a cumulative effect of a change in accounting principle of $1,296,000 in 1998, net of income taxes, relating to the adoption of Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities."

     (2)  EBITDA is not  defined by  generally  accepted  accounting  principles
          ("GAAP"),   however   the  Company   believes  it  provides   relevant
          information about its operations and is necessary for an understanding of the Company's operations,  given its significant investment in real estate. EBITDA should not be considered as an alternative to operating income (as determined in accordance  with GAAP) as an indicator of the
          Company's  operating  performance  or to  cash  flows  from  operating activities  (as  determined in  accordance  with GAAP) as a measure of liquidity.  EBITDA is defined as net income, adjusted to eliminate the impact of (i) interest expense;  (ii) interest and other income; (iii)
          leasehold  rents  for  hotels,  which  the  Company  considers  to  be
          financing   costs  similar  to  interest;   (iv)  income  tax  expense
          (benefit); (v) depreciation and amortization; and (vi) gains or losses from  property  transactions.  EBITDA  for 1997,  when  calculated  to exclude  non-recurring  charges for costs  associated with contractual terminations  and costs incurred in connection with a potential merger
          or   acquisition   which  was  not   consummated,   would   have  been
          approximately  $7.9  million.  EBITDA  for 1996,  when  calculated  to exclude a  non-recurring  charge  for costs  associated  with a public offering of common  stock which was not  consummated,  would have been approximately $12.9 million.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company is engaged in the development of AmeriHost Inn(R) hotels, its proprietary brand, and the ownership, operation and management of AmeriHost Inn(R) hotels and other mid-price hotels. As of December 31, 1998, there were 75 AmeriHost Inn(R) hotels open, of which 60 were wholly-owned or leased, one was majority-owned, 11 were minority-owned, and three were managed for unrelated third parties. A total of 12 AmeriHost Inn(R) hotels were opened during 1998. The Company intends to use the AmeriHost Inn(R) brand when expanding its hotel operations segment. All of the hotels currently under construction will be AmeriHost Inn(R) hotels. As of December 31, 1998, six AmeriHost Inn(R) hotels were under construction, of which five will be wholly-owned, and one will be minority-owned. Same room revenues for all AmeriHost Inn(R) hotels (including minority owned and managed only) increased approximately 9.4% during 1998, compared to 1997, attributable to an increase of $.35 in average daily rate, and an 8.7% increase in occupancy. These results relate to the 63 AmeriHost Inn(R) hotels that were operating for at least thirteen full months at December 31, 1998.

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

The results for 1998 were consistent with the Company's primary objective of increasing the number of wholly-owned or leased, Consolidated AmeriHost Inn(R) hotels. Due to the Company's focus on developing and constructing a significant number of Consolidated AmeriHost Inn(R) hotels during 1997 and 1998, as well as acquiring the remaining ownership interests in a significant number of AmeriHost Inn(R) hotels which were previously minority-owned, the Company recognized lower revenues and profits from the development and construction of hotels for minority-owned and unrelated third parties during 1998. In addition, the Company disposed of several non-AmeriHost Inn(R) hotels during the past twelve months, as part of the Company's plan to invest all available resources into the AmeriHost Inn(R) hotel brand. Although this strategy has a short-term negative impact on revenues and earnings, the Company believes that the long-term benefits will be substantial.

Revenues from Consolidated AmeriHost Inn(R) hotels increased 125.8% to $33.1 million in 1998, from revenues of $14.7 million in 1997, due to the addition of 31 Consolidated AmeriHost Inn(R) hotels during the past twelve months. Revenues from the hotel management and employee leasing segments decreased by 23.7% in total during 1998, due primarily to the acquisition of the remaining ownership interest in 25 minority-owned joint venture hotels, all of which are AmeriHost Inn(R) hotels. Revenues from Consolidated non-AmeriHost Inn(R) hotels decreased 17.4% during 1998, compared to 1997, as a result of the disposition of four Consolidated non-AmeriHost Inn(R) hotels during 1997 and one Consolidated non-AmeriHost Inn(R) hotel during 1998. Total revenues increased 9.5%, to $68.6 million in 1998, from $62.7 million in 1997. The Company recorded a net loss of ($1.2) million in 1998, before an extraordinary item and the cumulative effect of an accounting change, or ($0.20) per diluted share, compared to a net loss of ($966,443), or ($0.19) per diluted share in 1997. The Company incurred an extraordinary item in 1998 in the amount of $332,738, or ($0.05) per diluted share, net of income tax benefit, due to the write off of deferred loan costs associated with the prepayment of mortgage debt, and a cumulative effect of a change in accounting principle related to the write-off of start-up and pre-opening costs in 1998 in the amount of $1.3 million, or ($0.20) per diluted share, net of income tax benefit. The Company sold one Consolidated non-AmeriHost Inn(R) hotel, an excess parcel of land , and equipment during 1998, and two Consolidated non-AmeriHost Inn(R) hotels during 1997, resulting in total gains, net of minority interests, of $305,484 and $1.7 million, respectively. The gains in 1997 were offset by a non-recurring charge of $1.7 million from the termination of a consulting agreement with Urban 2000 Corp. (a company owned by the Company's Chairman of the Board and a former officer/director) and the severance fees paid in connection with the departure of an officer/director.

The Company uses EBITDA as a supplemental performance measure along with net income to report its operating results. EBITDA is defined as net income before extraordinary items, adjusted to eliminate the impact of (i) interest expense;
(ii) interest and other income; (iii) leasehold rents for hotels, which the Company considers to be financing costs similar to interest; (iv) income tax expense (benefit), (v) depreciation and amortization; and (vi) gains or losses from property transactions. EBITDA should not be considered as an alternative to operating income (as determined in accordance with Generally Accepted Accounting Principles, "GAAP") as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. EBITDA, as defined by the Company is included herein due to numerous requests by investors and analysts. Management believes that investors and analysts find it to be a useful tool for measuring the Company's ability to service debt. EBITDA increased 112.4% to $12.8 million in 1998, from $6.0 million in 1997. After eliminating the impact of the non-recurring charge in 1997, EBITDA increased 65.6% in 1998, compared to 1997.

On June 30, 1998, the Company completed the sale of 26 AmeriHost Inn(R) hotels to PMC Commercial Trust ("PMC") for $62.2 million. Net proceeds to the Company, after the assumption of mortgage debt by PMC, the repayment of mortgage debt and closing costs, were approximately $20.2 million. The Company completed the sale of four additional AmeriHost Inn(R) hotels to PMC in 1999. Upon the respective sales to PMC, the Company entered into agreements to lease back the hotels for an initial term of ten years, with two five year renewal options. The lease payments are fixed at 10% of the sale price for the first three years. Thereafter, the lease payments are subject to a CPI increase with a 2% annual maximum. The Company has deferred the gain on the sale of these hotels pursuant to sale/leaseback accounting. This deferral will be recognized over the initial term of the lease as a reduction of leasehold rent expense.

The net proceeds from the PMC transaction were used primarily for the purchase of the remaining ownership interests in existing AmeriHost Inn(R) hotel joint ventures and the purchase of the hotel assets directly from AmeriHost Inn(R) joint ventures. The Company acquired the remaining ownership interests in 15 AmeriHost Inn(R) hotel joint ventures for approximately $8.4 million, net of cash acquired, and purchased 11 AmeriHost Inn(R) hotels from existing joint ventures in which the Company was a minority owner, for approximately $26.7 million including the assumption of $13.1 million in mortgage debt.

Amerihost had an ownership interest in 85 hotels at December 31, 1998 versus 79 hotels at December 31, 1997 (excluding hotels under construction). This increased ownership was achieved primarily through the development of AmeriHost Inn(R) hotels for the Company's own account and for minority-owned entities. These figures include a net increase of 30 Consolidated hotels, from 39 at December 31, 1997 to 69 at December 31, 1998.

RESULTS OF OPERATIONS

The following table sets forth the percentages of revenues of the Company represented by components of net income for 1998, 1997 and 1996.


                                                                  Percentage of Total Revenue
                                                                    Year Ended December 31,
                                                     --------------------------------------
                                                         1998            1997             1996
                                                       --------         --------         ------

Revenue                                                 100.0%           100.0%            100.0%
Operating costs and expenses                             79.1             83.4              79.5
                                                       ------            -----           -------
                                                         20.9             16.6              20.5

Depreciation and amortization                             8.0              7.2               5.2
Leasehold rents - hotels                                  6.1              2.8               3.1
Corporate general and administrative                      2.3              3.4               2.8

Operating income                                          4.5              3.2               9.4

Interest expense                                         (8.9)           ( 6.5)            ( 4.0)
Interest and other income                                 1.1              1.4               1.1
Equity in income and losses of affiliates                (0.4)           ( 0.8)              1.2
Gain on sale of assets                                    0.5              2.7               1.3
Non-recurring expenses                                    0.0             (3.0)            ( 0.6)

Income (loss) before minority interests and
        income taxes                                     (3.2)           ( 3.0)              8.4

Minority interests in operations of consolidated
  subsidiaries and partnerships                           0.4              0.3               -

Income (loss) before income taxes                        (2.8)           ( 2.7)              8.4

Income tax benefit (expense)                              1.1              1.2             ( 3.4)

Income (loss) before extraordinary item and
     cumulative effect of change in accounting
     principle                                           (1.7)%           (1.5)%             5.0%
                                                        ======           ======             ======



1998 Compared to 1997

Revenues increased 9.5% to $68.6 million during 1998, from $62.7 million during 1997. The increase in revenue from the Consolidated AmeriHost Inn(R) hotels was partially offset by the decreases from the hotel management and employee leasing segments, a decrease from the hotel development and construction segment, as well as the decrease from non-AmeriHost Inn(R) hotel operations.

Hotel operations revenue increased 48.5% to $47.3 million during 1998, from $31.9 million during 1997. Revenues from Consolidated AmeriHost Inn(R) hotels increased 125.8% to $33.1 million during 1998, from $14.7 million during 1997. This increase was attributable primarily to the addition of 31 Consolidated AmeriHost Inn(R) hotels in 1998, including the addition of six newly constructed Consolidated AmeriHost Inn(R) hotels, and the acquisition of additional ownership interest in 25 existing hotels causing them to become Consolidated AmeriHost Inn(R) hotels, as well as an increase in same room revenues of 9.3%. The increase in Consolidated AmeriHost Inn(R) hotel revenue was offset by a 17.4% decrease in Consolidated other brand hotel revenue during 1998, compared to 1997. This decrease was the result of the sale of one non-AmeriHost Inn(R) Consolidated hotel in 1998, and the sale or lease termination of four non-AmeriHost Inn(R) hotels in 1997. The hotel operations segment included the operations of 69 Consolidated hotels (including 61 AmeriHost Inn(R) hotels) comprising 4,916 rooms at December 31, 1998, compared to 39 Consolidated hotels (including 30 AmeriHost Inn(R) hotels) comprising 3,124 rooms at December 31, 1997. After considering the Company's ownership interest in the majority-owned Consolidated hotels, this translates to 4,647 and 2,804 equivalent owned rooms as of December 31, 1998 and 1997, respectively, or an increase of 65.7%. Recently, the Company has experienced an increase in competition in certain markets, primarily from newly constructed hotels. As a result, there is increased downward pressure on occupancy levels and average daily rates. The Company believes that as the number of AmeriHost Inn(R) hotels increases, the greater the benefits will be at all locations from marketplace recognition and repeat business. In addition, the Company typically builds new hotels in growing markets where it anticipates a certain level of additional hotel development.

Hotel development activity is summarized as follows:


                                           1998                           1997                     1996
                           ------------------------------------------------------------------------------------------
                                Unaffiliated &              Unaffiliated &            Unaffiliated &
                                   Minority-  Consolidated     Minority- Consolidated    Minority-  Consolidated
                                   Owned (1)   Hotels (2)      Owned (1)  Hotels (2)     Owned (1)   Hotels (2)
                                   ---------   ----------      ---------  ----------     ---------   ----------

      Under construction at
         beginning of year                4           4              7         12             14           3

      Starts                              2           7              6          6              9          12

      Completions                         5           6              9         14             16           3

      Under construction at
         end of year                      1           5              4          4              7          12
                                      =====       =====          =====      =====          =====        ====

      (1) hotels   developed/constructed  for  unaffiliated  third  parties  and entities in which the Company holds a minority ownership interest

      (2) hotels developed/constructed for the Company's own account and for entities in which the Company holds a majority ownership interest


Hotel development revenue decreased 38.7% to $9.0 million during 1998, from $14.6 million during 1997. Hotel development revenues are directly related to the number of hotels being developed and constructed for minority-owned entities or unrelated third parties. The Company was constructing six hotels for minority-owned entities or unrelated third parties during 1998, compared to 13 hotels during 1997. The Company also had several additional projects in various stages of pre-construction development during both years.

Hotel management revenue decreased 25.5% to $2.3 million during 1998, from $3.0 million during 1997. The number of hotels managed for third parties and minority-owned entities decreased from 49 hotels, representing 3,957 rooms, at December 31, 1997 to 22 hotels, representing 1,930 rooms, at December 31, 1998. The addition of management contracts for five newly constructed hotels (312 rooms) was more than offset by the termination of four management contracts (310 rooms) with minority-owned entities as a result of the sale of the hotels (non-AmeriHost Inn(R) hotels), the termination of 25 management contracts (1,629 rooms) with minority-owned hotels which became Consolidated hotels due to the Company acquiring additional ownership interests, and the termination of three management contracts for non-AmeriHost Inn(R) hotels with unrelated third parties (400 rooms).

Employee leasing revenue decreased 23.3% to $10.1 million during 1998, from $13.1 million during 1997, due primarily to the reduction in hotels managed for minority-owned entities and unrelated third parties as described above, and the associated decrease in payroll costs which is the basis for the employee leasing revenue.

Total operating costs and expenses increased 3.8% to $54.3 million (79.1% of total revenues) during 1998, from $52.3 million (83.4% of total revenues) during 1997. Operating costs and expenses in the hotel operations segment increased 42.8% to $34.8 million during 1998, from $24.3 million during 1997. These increases resulted primarily from the net addition of 30 Consolidated hotels to this segment and are directly related to the 125.8% increase in Consolidated AmeriHost Inn(R) revenues during 1998, offset by the 17.4% decrease in non-AmeriHost Inn(R) hotel revenues during 1998. Hotel operations segment operating costs and expenses as a percentage of segment revenue decreased to 73.5% during 1998, from 76.4% during 1997. Operating costs and expenses as a percentage of revenues for the Consolidated AmeriHost Inn(R) hotels decreased to 70.8% during 1998, from 75.5% during 1997, due primarily to the significant number of stabilized AmeriHost Inn(R) hotels acquired during 1998 which were operating after their pre-stabilization period in 1998.

Operating costs and expenses for the hotel development segment decreased 38.3% to $8.5 million during 1998, from $13.7 million during 1997, consistent with the 38.7% decrease in hotel development revenues in 1998. Operating costs and expenses in the hotel development segment as a percentage of segment revenue remained relatively consistent at 94.4% in 1998 compared to 93.7% in 1997, as the level of hotel development and construction activity performed for minority-owned entities and unrelated third parties was consistent between both years. Construction activity has significantly higher operating costs compared to the pre-construction development activity. Hotel management segment operating costs and expenses decreased 8.2% to $1.3 million during 1998, from $1.4 million during 1997. This decrease was due to the decrease in the number of hotels managed for minority-owned and unrelated entities, and the allocation of certain general and administrative expenses. Employee leasing operating costs and expenses decreased 23.8% to $9.7 million during 1998, from $12.8 million during 1997, which is consistent with the 23.3% decrease in segment revenue for 1998.

Depreciation and amortization expense increased 21.1% to $5.5 million during 1998, from $4.5 million during 1997. The increase was primarily attributable to the net addition of 30 Consolidated hotels to the hotel operations segment and the resulting depreciation and amortization therefrom, offset by the decrease in depreciation from non-AmeriHost Inn(R) hotels as a result of the sale/dispositions, and the completion of the sale and leaseback of 26 hotels on June 30, 1998.

Leasehold rents - hotels increased 142.5% to $4.2 million during 1998, from $1.7 million during 1997. This increase was due primarily to the sale and leaseback transaction with PMC on June 30, 1998, partially offset by the sale of two leased Consolidated non-AmeriHost Inn(R) hotels and the termination of the lease for another Consolidated non-AmeriHost Inn(R) hotel in the first and second quarters of 1997. The Company anticipates leasehold rents - hotels to continue increasing going forward as a result of the sale/leaseback transaction.

Corporate general and administrative expense decreased 26.7% to $1.6 million during 1998, from $2.1 million during 1997, and can be attributed primarily to the recognition of compensation expense in 1997 for options issued at an exercise price below the then current market price, operational efficiencies and the allocation of certain expenses.

The Company's operating income increased 55.8% to $3.1 million during 1998, from $2.0 million during 1997. The following discussion of operating income by segment is exclusive of any corporate general and administrative expense. Operating income from Consolidated AmeriHost Inn(R) hotels increased 255.0% to $4.8 million during 1998, from $1.3 million during 1997. This increase in operating income was due to the increased number of Consolidated AmeriHost Inn(R) hotels and the increase in same room revenues as a significant number of recently opened Consolidated AmeriHost Inn(R) hotels were still operating in 1997 during their pre-stabilization period when revenues are typically lower. Operating income from the hotel development segment decreased 49.1%, to $426,427 during 1998 from $838,452 during 1997. The fluctuation in hotel development operating income was due to the timing of hotels developed and constructed for third parties and minority-owned entities during 1998, compared with 1997, and the overall decrease in the number of hotels developed and constructed for minority-owned entities and unrelated third parties. Operating income from the hotel management segment decreased 57.1% to $543,748 in 1998 from $1.3 million in 1997. This decrease was due primarily to the decrease in hotel management contracts with minority-owned entities (as a result of the Company acquiring the remaining ownership interest in these hotels) and unaffiliated entities. Employee leasing operating income decreased 1.0% to $317,668 during 1998, from $320,826 during 1997, due to the decrease in employee leasing agreements with minority-owned entities and unrelated third parties.

Interest expense increased 50.8% to $6.1 in 1998 from $4.1 million during 1997. The increase attributable to the additional mortgage financing of newly constructed and acquired Consolidated AmeriHost Inn(R) hotels, was partially offset by the sale and leaseback transaction with PMC, whereby the Company did not recognize any interest expense after the hotels were sold on June 30, 1998.

The Company's share of equity in income (loss) of affiliates improved to ($240,868) during 1998, from ($516,583) during 1997. The fluctuation in equity of affiliates during 1998, compared to 1997, was primarily due to the sale of four minority owned hotels at a significant gain and the acquisition of a significant number of minority owned hotels by the Company resulting in 100% ownership positions.

The Company recorded an income tax benefit, before an extraordinary item and a cumulative effect of a change in accounting principle, of $780,000 in 1998 compared to a benefit of $737,000 in 1997, which is directly attributable to the pre-tax loss incurred in 1998.

The Company expensed $332,738 in 1998 as an extraordinary item, net of income tax benefit, in deferred loan costs associated with the early extinguishment of mortgage debt in connection with a sale/leaseback transaction. In addition, the Company expensed $1.3 million in 1998, net of income tax benefit, in previously capitalized start-up and pre-opening costs as a cumulative effect of a change in accounting principle to comply with Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities." The Company expensed $1.7 million during 1997 in costs associated with the termination of a consulting agreement and an employment agreement. The Company considers these costs non-recurring in nature.

1997 Compared to 1996

Revenues decreased 8.3% to $62.7 million in 1997 from revenues of $68.3 million in 1996. Increases in revenues from the Consolidated AmeriHost Inn(R) hotels, the hotel management segment and the employee leasing segment were more than offset by decreases in the hotel development and construction segment and the non-AmeriHost Inn(R) hotel operations segment.

Hotel operations revenue increased 4.1% to $31.9 million in 1997 from $30.6 million in 1996. Revenue from Consolidated AmeriHost Inn(R) hotels increased 71.9% in 1997 compared to 1996. This increase was attributable primarily to the addition of 16 Consolidated AmeriHost Inn(R) hotels during 1997, including the addition of 14 newly constructed Consolidated AmeriHost Inn(R) hotels, the acquisition of additional ownership interest in one existing hotel causing it to become a Consolidated AmeriHost Inn(R) hotel, and the conversion of one Consolidated hotel to an AmeriHost Inn(R) hotel. The increases in AmeriHost Inn(R) hotel revenue during 1997 was offset by a decrease of 22.0% in other brand hotel revenue, resulting from the sale of three non-AmeriHost Inn(R) Consolidated hotels, the conversion of one hotel to an AmeriHost Inn(R) hotel, and the termination of the lease for another non-AmeriHost Inn(R) hotel during 1997. The hotel operations segment included the operations of 39 Consolidated hotels (including 30 AmeriHost Inn(R) hotels) comprising 3,124 rooms at December 31, 1997, compared to 28 Consolidated hotels (including 14 AmeriHost Inn(R) hotels) comprising 2,703 rooms at December 31, 1996. After considering the Company's ownership interest in the majority-owned Consolidated hotels, this translates to 2,804 and 2,338 equivalent owned rooms as of December 31, 1997 and 1996, respectively, or an increase of 19.9.

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

Hotel management revenue increased 8.6% to $3.0 million during 1997 from $2.8 million during 1996. The number of hotels managed for third parties and minority-owned entities increased from 44 hotels, representing 3,745 rooms, at December 31, 1996 to 49 hotels, representing 3,957 rooms, at December 31, 1997. The addition of management contracts for nine newly constructed hotels (561 rooms) was partially offset by the elimination of revenues for one management contract (60 rooms) with a minority-owned hotel which became a Consolidated AmeriHost Inn(R) hotel due to the Company acquiring additional ownership interest, and the termination of three management contracts for non-AmeriHost Inn(R) hotels with unrelated third parties (289 rooms). The management contracts terminated, all of which were for hotels other than the AmeriHost Inn(R) brand, were typically for larger hotels compared to the nine hotels added during 1997.

Employee leasing revenue increased 9.3% to $13.1 million during 1997 from $12.0 million during 1996, due primarily to the addition of hotels managed for minority-owned entities as described above, and the related increase in payroll costs which is the basis for the employee leasing revenue.

Total operating costs and expenses decreased 3.8% to $52.3 million (83.4% of total revenues) during 1997 from $54.4 million (79.5% of total revenues) during 1996. Operating costs and expenses in the hotel operations segment increased 12.3% to $24.3 million during 1997 from $21.7 million during 1996. This increase resulted primarily from the net addition of 11 Consolidated hotels to this segment and is directly related to the 71.9% increase in Consolidated AmeriHost Inn(R) hotel revenue during 1997, offset by the 22.0% decrease in non-AmeriHost Inn(R) hotel revenue. Hotel operations segment operating costs and expenses as a percentage of segment revenue increased to 76.4% during 1997 from 70.8% during 1996. The increase from consolidated AmeriHost Inn(R) hotels was due primarily to a greater number of hotels in 1997 operating during their initial stabilization period, when revenues are typically lower. The increase from non-AmeriHost Inn(R) hotels was due to a decrease in same room revenue and additional expenses associated with the sale/disposition of four hotels.

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

Hotel management segment operating costs and expenses increased 5.4% to $1.4 million during 1997, from $1.3 million during 1996. The increase in hotel management segment operating expenses was consistent with the 8.6% increase in segment revenues for 1997, offset by the termination in the first quarter of 1997 of certain contractual payments which had been made to co-managers and the allocation of preopening costs associated with the significant number of hotels opened during 1997. Employee leasing operating costs and expenses increased 9.5% to $12.8 million during 1997 from $11.7 million during 1996, which is consistent with the 9.3% increase in segment revenue for 1997.

Depreciation and amortization expense increased 30.3% to $4.5 million during 1997 from $3.5 million during 1996. This increase was primarily attributable to the net addition of 11 Consolidated hotels to the hotel operations segment and the resulting depreciation and amortization therefrom.

Leasehold rents - hotels decreased 18.5% to $1.7 million during 1997 from $2.1 million during 1996. The decrease in 1997 compared to 1996 was primarily due to the sale of two leased Consolidated non-AmeriHost Inn(R) hotels, the exercise of the lease purchase option for a Consolidated non-AmeriHost Inn(R) hotel, and the termination of the lease for another Consolidated non-AmeriHost Inn(R) hotel, partially offset by an increase in percentage rents for certain hotels which are based on the hotel's operating revenues.

Corporate general and administrative expense increased 11.0% to $2.1 million during 1997 from $1.9 million during 1996, and can be attributed primarily to the Company's overall growth and the allocation of costs associated with hotel development activity.

The Company's operating income decreased 69.3% to $2.0 million during 1997 from $6.5 million during 1996. The following discussion of operating income by segment is exclusive of any corporate overhead cost allocation. Operating income from the hotel operations segment decreased 52.6% to $1.8 million in 1997 from $3.8 million in 1996, resulting from the impact of the significant number of Consolidated AmeriHost Inn(R) hotels operating in 1997 during their initial stabilization period as well as the sale of four non-AmeriHost Inn(R) hotels during 1997 and late 1996. Operating income from the hotel development segment decreased 73.9% to $838,452 during 1997 from $3.2 million during 1996. The decrease in hotel development operating income was due to the decrease in hotels developed and constructed for third parties and minority-owned entities during 1997. Operating income from the hotel management segment increased 10.1% to $1.3 million during 1997 from $1.2 million during 1996. This increase was due primarily to the net addition of five hotel management contracts with minority-owned and unaffiliated entities during 1997. Employee leasing operating income increased 3.6% to $320,826 during 1997 from $309,805 during 1996, due to the increase in employee leasing agreements with minority-owned entities.

Interest expense increased 46.5% to $4.1 million during 1997 from $2.8 million during 1996. This increase was primarily attributable to the additional mortgage financing of newly constructed Consolidated AmeriHost Inn(R) hotels.

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

During 1998, the Company generated cash from operations of $5.4 million, compared to $1.9 million during 1997, or an increase in cash provided by operations of $3.5 million. The increase in cash flow from operations during 1998, when compared to 1997, can be attributed to a non-recurring payment of $1.7 million in contractual termination costs in 1997, and the significant number of previously minority-owned hotels which were acquired by the Company later in 1998, as the number of Consolidated hotels increased from 39 hotels at December 31, 1997 to 69 hotels at December 31, 1998, and the timing of collections from hotel development and construction activity for minority-owned entities, offset by the increasing impact of seasonality, and the significant number of hotels operating during their pre-stabilization period.

The Company invests cash in three principal areas: (i) the purchase of property and equipment through the construction and renovation of Consolidated hotels;
(ii) the purchase of equity interests in hotels; and (iii) the making of loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. During 1998, the Company received $15.6 million from investing activities compared to using $28.5 million during 1997. During 1998, the Company received $64.8 million from the sale of 27 hotels and property and equipment, received $1.5 million in collections of notes receivable, used $42.2 million to purchase property and equipment for Consolidated AmeriHost Inn(R) hotels, and used $8.4 million for the acquisition of additional partnership interests. During 1997, the Company used cash primarily for the purchase of $29.3 million in property and equipment for Consolidated AmeriHost Inn(R) hotels, used $2.4 million for investments in and advances to affiliates, net of distributions and collections, and received $3.4 million from the sale of hotels.

Cash used in financing activities was $18.8 million during 1998 compared to cash provided by financing activities of $25.9 million during 1997. In 1998, the primary factors were principal repayments of $49.9 million in long-term debt, including the repayment of mortgages in connection with the sale of hotels, offset by $31.6 million in proceeds from the mortgage financing of Consolidated hotels and the assumption of mortgage debt in connection with the acquisition of hotels, and net proceeds of $671,504 from the Company's operating line-of-credit. In 1997, the contributing factors were proceeds of $25.9 million from the mortgage financing of Consolidated hotels, net of principal repayments, net proceeds of $1.2 million from the exercise of common stock purchase options, and $417,715 in net payments against the Company's operating line-of-credit.

At December 31, 1998, the Company had $2.0 million outstanding under its operating line-of-credit. The operating line-of-credit (i) has a limit of $7.0 million (ii) is collateralized by a security interest in certain of the Company's assets, including its interest in various joint ventures; (iii) bears interest at an annual rate equal to the lending bank's base rate plus 1/2% (with a minimum interest rate of 7.5%); and (iv) matures October 15, 1999. At December 31, 1998, the Company also had outstanding $2.25 million of its 7% Subordinated Notes which are unsecured obligations due October 9, 1999 and which pay interest quarterly. Pursuant to the terms of the 7% Subordinated Notes, no dividends may be paid on any capital stock of the Company until the 7% Subordinated Notes have been paid in full. At the Company's sole discretion, the 7% Subordinated Notes may be prepaid at any time without penalty. The Company plans to repay the 7% Subordinated Notes when due with operational cash flow and, if necessary, proceeds from the line-of-credit.

In March 1998, the Company's Board of Directors authorized the repurchase, from time to time on the open market, of up to $1.0 million of Common Stock over the next year. Through December 31, 1998, the Company repurchased 122,900 shares of the Company's Common Stock for approximately $478,000.

The Company expects cash from operations to be sufficient to pay all operating and interest expenses in 1999.

YEAR 2000

The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the year 2000 and after. This could result in system failures or in miscalculations causing disruption of operations, including, but not limited to, an inability to process transactions, to send and receive electronic data, or to engage in routine business activities and operations.

In 1997, the Company established a Year 2000 task force to develop and implement a Year 2000 compatibility program. The Company has developed a Year 2000 compatibility plan, and has completed the audit, assessment and scope phases of the plan. The Company has completed an inventory of the software applications that it uses and has determined which applications are not Year 2000 compatible. The Company's compatibility plan includes purchasing and installing software releases which are Year 2000 compatible as well as testing these systems. The Company's goal is to be substantially Year 2000 compatible by August 1, 1999, to allow for any remaining testing during the remainder of 1999.

In addition, the Company has begun evaluating computer hardware, such as personal computers, as well as furniture and equipment used at the Company's hotels. The Company is presently in the process of evaluating these systems for Year 2000 compatibility. The Company's goal is to complete the remediation of these systems by June 30, 1999.

In addition to reviewing its internal systems, the Company has had formal communications with its significant customers, vendors and freight companies concerning Year 2000 compliance, including electronic commerce. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compatible so as to avoid an adverse impact on the Company's operations, financial condition and results of operations. The Company does not believe that its products and services involve any Year 2000 risks. The Company does not presently anticipate that the costs to address the Year 2000 issue will have a material adverse effect on the Company's financial condition, results of operation or liquidity.

The Company presently anticipates that it will complete its Year 2000 assessment and remediation by August 1, 1999. However, there can be no assurance that the Company will be successful in implementing its Year 2000 remediation plan according to the anticipated schedule. In addition, the Company may be adversely affected by the inability of other companies whose systems interact with the Company to become Year 2000 compatible and by potential interruptions of utility, communication or transportation systems as a result of Year 2000 issues.

Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company intends to prepare a contingency plan that will specify what it plans to do if it or important external companies are not Year 2000 compatible in a timely manner. The Company expects to prepare its contingency plan during 1999.

THIS IS A YEAR 2000 READINESS DISCLOSURE STATEMENT WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT (P.L. 105-271).

This report contains certain forward-looking statements which involve risks and uncertainties. When used in this report, the words "believe," "anticipate,"
"think," "intend," "goal," "forecast," "expect," and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements concerning anticipated income from operations and net income for fiscal 1999. Such statements are subject to certain risks and uncertainties which would cause actual results to differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements which speak only as of the date of this report.


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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's hotels under construction and the operation of AmeriHost Inn(R) hotels are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as the introduction of new hotels or renovation of existing hotels in the same markets; changes in travel patterns which could affect demand for the Company's hotels; changes in development and operating costs, including labor, construction, land, equipment, and capital costs; general business and economic conditions; and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligations. The Company has no cash flow exposure on its long-term debt obligations to changes in market interest rates. The Company primarily enters into long-term debt obligations in connection with the development and financing of hotels. The Company maintains a mix of fixed and floating debt to mitigate its exposure to interest rate fluctuations.

The Company's management believes that fluctuations in interest rates in the near term would not materially affect the Company's consolidated operating results, financial position or cash flows as the Company has limited risks related to interest rate fluctuations.

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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Company's executive officers and directors are:

       Name              Age          Position
       ----              ---          --------

H. Andrew Torchia         55     Chairman of the Board and Director

Michael P. Holtz          42     President, Chief Executive Officer and Director

James B. Dale             35     Senior Vice President of Finance, Treasurer,
                                 Chief Financial Officer

Craig S. Arnson           39     In-House Counsel, Secretary

Russell J. Cerqua         42     Director

Reno J. Bernardo          67     Director

Salomon J. Dayan          53     Director

Richard A. Chaifetz       45     Director

Stuart N. Emanuel         55     Director


H. Andrew Torchia, a co-founder of the Company, has been a Director of the Company since its inception in 1984. Mr. Torchia was President and Chief Executive Officer of the Company from 1985 until 1989, when he became Chairman of the Board. Mr. Torchia is also the President and 51% stockholder of Urban 2000 Corp. ("Urban"), a hotel development consulting firm, which was initially the sole shareholder of the Company and is currently a principal stockholder. See "Principal Stockholders" under Item 12. Mr. Torchia also owns a 50% interest in Rosemont Hotel 398.LP which owns the Best Western at O'Hare. Mr. Torchia has 30 years of experience in hotel development, operations and franchising. Prior to founding the Company, Mr. Torchia served as head of regional development for Best Western International and as head of independent franchise sales organizations for Quality Inns International and Days Inns.

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

James B. Dale was promoted to Chief Financial Officer in 1998 from Senior Vice President of Finance. Mr. Dale began his employment with the Company in May 1994 as the Company's first Corporate Controller. He has been responsible for overseeing all aspects of the Company's property and corporate accounting departments, including preparation of all SEC filings. Prior to joining the Company, Mr. Dale was an Audit Manager with BDO Seidman, LLP, the Company's external auditors, with nearly nine years of experience in auditing, financial reporting and taxation. Mr. Dale is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the Illinois CPA Society.

Craig S. Arnson has been Secretary of the Company since 1998, and is responsible for all legal activities related to the Company's development and acquisition projects. Additionally, he provides legal support for the construction and operations divisions. Mr. Arnson's previous experience includes positions as Midwestern Regional Manager of Hernand & Partners, a legal consulting firm in Chicago, Vice President and Director of Marketing of Certus Financial Corporation, an investment management firm in San Francisco and Vice President of The Mortgage Acquisition Corporation, also located in San Francisco. From 1985 to 1992, Mr. Arnson practiced real estate law in Chicago with the firms of Goldberg, Kohn, Bell, Black, Rosenbloom & Moritz, Ltd., Neal, Gerber & Eisenberg, and Schwartz, Cooper, Greenberger & Krauss. Mr. Arnson is licensed to practice law in the State of Illinois.

Russell J. Cerqua served as the Executive Vice President of Finance, Chief Financial Officer, Treasurer and Secretary of the Company from 1987 through 1998, where his primary responsibilities include internal and external financial reporting, corporate financing, development of financial management systems, and financial analysis. Mr. Cerqua continues to serve as a Director of the Company. Mr. Cerqua is currently the Chief Financial Officer of Metro Technologies, L.L.C. Prior to joining the Company, Mr. Cerqua was an audit manager with Laventhol & Horwath, the Company's former independent certified public accountants. Mr. Cerqua was involved in public accounting for over 9 years, with experience in auditing, financial reporting and taxation. Mr. Cerqua is a Certified Public Accountant.

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

Stuart N. Emanuel has been a director of the Company since October 1998. Mr. Emanuel is President of Interim Technology Consulting Group, a subsidiary of Interim Services, a world leader in staffing and consulting. He has operating responsibility for 23 branches in the U.S., Europe, and Asia. Prior to his current position, Mr. Emanuel has served as Vice President of Sales, Regional Vice President, and Executive Vice President. He has held a variety of executive positions in his 30 years in business and has also been involved in several entrepreneurial ventures as well as two successful turnarounds. In addition to numerous charitable and civic organizations, Mr. Emanuel is Chairman of the Board of Interim Technology (Asia), Pte. Ltd. and a director of Xananthon Inc., a Salt Lake City high technology company.




ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the annual and long-term compensation for services as officers to the Company for the fiscal years ended December 31, 1998, 1997 and 1996, of those persons who were, at December 31, 1998 (i) the Chairman of the Board of Directors, (ii) the chief executive officer, and (iii) the other three most highly compensated executive officers of the Company (the "Named Officers"). See "Compensation of Directors" under Item 11.


                                             SUMMARY COMPENSATION TABLE
                                                                            Long-Term
                                                                                 Compensation
                                           Annual Compensation     Restricted     Securities
  Name and Principal                                                  Stock       Underlying         All Other
       Position                    Year     Salary      Bonus         Awards       Options(#)(1)  Compensation(2)

H. Andrew Torchia (3)              1998  $    -     $     -        $      -              -       $      15,000
 Chairman of the Board             1997       -           -               -              -              15,000
                                   1996       -           -               -              -              15,000

Michael P. Holtz                   1998    325,000        -               -           364,100           12,633
 President and Chief               1997    334,615        -               -            50,000           12,375
 Executive Officer                 1996    375,000        -               -              -              10,000

James B. Dale                      1998     98,462        -               -              -               1,031
 Senior Vice President Finance,
 Treasurer, and Chief Financial Officer

Craig S. Arnson                    1998    102,650       2,750            -              -               1,094
 Senior Vice President In-House
 Counsel, Secretary

Russell J. Cerqua (4)              1998    151,673        -                -             -              11,517
 Former Executive Vice President   1997    165,577      10,000            -            15,625           12,369
 Finance, Secretary, Treasurer     1996    160,000        -               -              -              10,000
 and Chief Financial Officer


(1)  All options were fully  vested as of December 31, 1998,  except for 254,100 options held by Mr. Holtz.
(2)  Represents  life  insurance  premiums  paid by the Company on behalf of the
     Named  Officers.  Amounts for 1997 include the  Company's  401(k)  matching
     contributions   of  $2,375  and  $2,369  for  Messrs.   Holtz  and  Cerqua,
     respectively.  Amounts  for 1998  include  the  Company's  401(k)  matching contributions of $2,633, $1,031, $1,094 and $1,517 for Messrs. Holtz, Dale,
     Arnson, and Cerqua, respectively.
(3)  Mr. Torchia,  Chairman of the Board and a Director of the Company, received no annual  compensation  for services as an officer of the Company in 1996,
     1997 or 1998. (4) Mr. Cerqua resigned his positions in September 1998.



STOCK OPTIONS

The following table summarizes the number and terms of stock options granted to each of the Named Officers during the year ended December 31, 1998.


                                          OPTION GRANTS IN LAST FISCAL YEAR

                                                                                      Potential Realizable Value at
                                                                                         Assumed Annual Rates of
                                                                                        Stock Price Appreciation
                                 Individual Grants                                                    for Option Term
                                        % of Total
                                          Options
                                        Granted to      Exercise or
                           Options     Employees in     Base Price    Expiration
Name                      Granted(1)    Fiscal Year       ($/Sh)         Date            5% ($)        10% ($)
------------------------------------- ---------------  ------------  ------------      ----------    ---------

Michael P. Holtz            364,100       98.4%            $5.75       July 2008         224,073     1,686,903


The following table provides information concerning the exercise of stock options during 1998, and the year-end value of unexercised options for each of the Named Officers of the Company.


                                      OPTION EXERCISES AND YEAR-END VALUE TABLE

                                                           Number of Unexercised        Value of Unexercised
                              Shares                          Options Held at          in-the-Money Options at
                             Acquired         Value          December 31, 1998           December 31, 1998 (1)
       Name                on Exercise      Realized    Exercisable  Unexercisable    Exercisable  Unexercisable

H. Andrew Torchia                 -            -          185,063          -        $    30,000     $     -
Michael P. Holtz                  -            -          580,000       254,100         179,063           -
James B. Dale                     -            -           17,500         3,000            -              -
Craig S. Arnson                   -            -           19,000         5,000            -              -
Russell J. Cerqua                 -            -          198,958          -             65,645           -
Reno J. Bernardo                  -            -            2,000         1,000            -              -
Salomon J. Dayan                  -            -           32,000         1,000            -              -
Richard A. Chaifetz               -            -            1,000         1,000            -              -
Stuart N. Emanuel                 -            -             -             -               -              -

(1) The closing sale price of the Company's Common Stock on such date on the Nasdaq National Market was $3.81.


EMPLOYMENT AGREEMENT

The Company's President and Chief Executive Officer, Michael P. Holtz, provides services to the Company under the terms of an employment agreement dated January 1, 1995 and amended February 4, 1997. Mr. Holtz's annual base compensation was reduced in 1997 to $325,000 from $425,000 pursuant to an amendment dated February 4, 1997. On April 22, 1997, Mr. Holtz exercised his option to renew his agreement for an additional three-year period ending December 31, 2000. On January 1, 1998, Mr. Holtz received options to purchase a minimum of 364,100 shares of the Company's common stock at the market price on date of issuance under the Company's 1996 Omnibus Incentive Stock Plan, of which 110,000 vested immediately, 121,000 will vest on July 1, 1999 and 133,100 will vest on July 1, 2000. In December of each year, the Compensation Committee will determine (i) a performance bonus to be paid for the then-current year and (ii) Mr. Holtz's base salary for the following year, which base salary will not be less than Mr. Holtz's then-existing base salary. Under the terms of the amended employment agreement, all stock awards were eliminated.

The employment agreement entitles the executive officer to receive severance payments, equal to two years' compensation, if his employment is terminated by the Company without cause or if he elects to terminate such employment for a "good reason," including a change of control of the Company. For purposes of the employment agreements, a change of control means (i) any change in the Company's Board of Directors such that a majority of the Board of Directors is composed of members who were not members of the Board of Directors on the date the employment agreements were made or (ii) removal of the executive from membership on the Board of Directors by a vote of a majority of the shareholders of the Company or failure of the Board of Directors to nominate the executive for re-election to Board membership. In June 1998, Mr. Holtz agreed that a change in a majority of the members described in (i) above shall no longer constitute a "good reason" for electing to terminate his employment agreement. The executive officer is also entitled to severance payments, equal to one year's compensation, if he voluntarily terminates his employment with the Company for a reason other than a "good reason" and provides appropriate notice of such resignation.

In September 1998, Mr. Cerqua resigned from his positions as Executive Vice President of Finance, Secretary, Treasurer, and Chief Financial Officer.

COMPENSATION OF DIRECTORS

Each nonemployee Director of the Company received an annual retainer fee of $9,000 ($750 per month) in 1998. Each nonemployee Director of the Company also received $250 for each Board of Directors meeting attended in person, $150 for each Board of Directors meeting conducted by telephone and $150 for each committee meeting. Each Director is reimbursed for all out-of-pocket expenses related to attendance at Board meetings.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 25 1999, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's Directors, (iii) each of the Named Officers and (iv) all Directors and executive officers as a group.


                                                  Shares Beneficially Owned
                                                    As of March  25, 1999
Name                                                       Number                      Percent
-----------------------------                        ------------------             ----------
 Michael P. Holtz                                          786,907    (1)                11.8%
 H. Andrew Torchia (8)                                     667,801    (1)(2)             10.6
 Wellington Management Company                             615,000    (3)                10.1
 Massachusetts Financial Services Company                  527,000    (4)                 8.7
 Advisory Research, Inc.                                   422,400    (5)                 7.0
 Dimensional Fund Advisors, Inc.                           379,100    (6)                 6.3
 Raymond and Liliane R. Dayan                              364,774    (7)                 6.0
 Salomon J. Dayan                                          345,659    (1)                 5.6
 Russell J. Cerqua                                         257,413    (1)                 4.1
 Richard A. Chaifetz                                        83,800    (1)                 1.4
 Reno J. Bernardo                                           53,612    (1)                 0.9
 James B. Dale                                              24,775    (1)                 0.4
 Craig S. Arnson                                            26,500    (1)                 0.4
 Stuart N. Emanuel                                             200                        -

ALL DIRECTORS AND EXECUTIVE
  OFFICERS AS A GROUP (9 PERSONS)                        2,246,667                      30.9%
                                                      ============                    =======


   (1) Includes shares subject to options exercisable presently or within 60 days as follows: Mr. Holtz, 580,000 shares, Mr. Torchia, 218,750 shares
         (including options for 68,750 shares owned by Urban 2000 Corp., see (2) below), Dr. Dayan, 156,676 shares, Mr. Cerqua, 198,958 shares, Dr.
         Chaifetz, 1,000 shares, Mr. Bernardo, 2,000 shares, Mr. Dale, 23,500 shares, and Mr. Arnson, 24,000 shares.
   (2)   Includes 375,832 shares owned by Urban 2000 Corp.,  options to purchase
         68,750 shares owned by Urban which are exercisable presently or within 60 days, and 7,676 shares owned by Niles 1290 Corp., a wholly-owned subsidiary of Urban 2000 Corp. Mr. Torchia is the President and 51% stockholder of Urban 2000 Corp. Mr. Torchia disclaims beneficial ownership of all but an aggregate of 195,589 shares and options exercisable into 35,063 shares owned directly, or indirectly, by Urban.
   (3) Based upon information provided in its Schedule 13G dated December 31, 1998, Wellington Management Company ("WMC"), in its capacity as investment advisor, may be deemed beneficial owner of 615,000 shares of the Company which are owned by numerous investment counseling clients.
         Of the shares shown above, WMC has shared voting power for 615,000 shares and shared investment power for 615,000 shares.
   (4) Based upon information provided in its Schedule 13G dated February 11, 1999, Massachusetts Financial Services Company ("MFS"), in its capacity as investment manager, may be deemed beneficial owner of 527,000 shares of the Company which are also beneficially owned by MFS Series Trust II
         - MFS Emerging Growth Stock Fund, shares of which are owned by numerous investors. MFS has sole voting and investment power for the 527,000 shares.
   (5) Based upon information provided in its Schedule 13G dated February 8, 1999, Advisory Research, Inc. ("ARI"), in its capacity as investment advisor, may be deemed beneficial owner of 422,400 shares of the Company which are owned by numerous investment counseling clients. Of the shares shown above, ARI has shared voting and investment power for 422,400 shares.
   (6) Based upon information provided in its Schedule 13G dated February 11, 1999, Dimensional Fund Advisors, Inc. ("DFA"), in its capacity as investment advisor, may be deemed beneficial owner of 379,100 shares of the Company which are owned by numerous investment counseling clients.
         Of the shares shown above, DFA has sole voting and investment power for 379,100 shares.
   (7) Based upon information provided in their Schedule 13D dated August 25, 1997, Mr. and Mrs. Dayan beneficially own 364,744 shares of the Company. Of the shares shown above, Mr. and Mrs. Dayan have sole voting and investment power for 364,774 shares.
   (8) The address of this stockholder is c/o Amerihost Properties, Inc., 2400 East Devon, Suite 280, Des Plaines, Illinois.



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

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.


         Financial Statements:

The following consolidated financial statements are filed as part of this Report on Form 10-K for the fiscal year ended December 31, 1998.

         (a)(1)   Financial Statements:

                   Report of Independent Certified Public Accountants...... F-1

                   Consolidated Balance Sheets at December 31, 1998
                    and 1997............................................... F-2

                   Consolidated Statements of Operations for the years
                    ended December 31, 1998, 1997 and 1996................. F-4

                   Consolidated Statements of Shareholders' Equity
                    for the years ended December 31, 1998, 1997 and 1996..  F-5

                   Consolidated Statements of Cash Flows for the years
                    ended December 31, 1998, 1997 and 1996................. F-6

                   Notes to Consolidated Financial Statements.............. F-8

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

       10.2                1996 Omnibus Incentive Stock Plan (Annex A)
       10.3                1996 Stock Option Plan for Nonemployee Directors
                           (Annex B)


The following exhibits were included in the Registrant's Report on Form 10-K filed March 24, 1997; and are incorporated herein by reference:

    Exhibit No.                     Description

       10.9 Amendment of Employment Agreement between Amerihost Properties, Inc. and Michael P. Holtz

The following exhibits are included in this Report on Form 10-K filed March 30, 1999:

    Exhibit No.                     Description

       10.5 Agreement of Purchase and Sale between PMC Commercial Trust and Amerihost Properties, Inc., including exhibits thereto
       21.1                Subsidiaries of the Registrant
       23.1                Consent of BDO Seidman, LLP
       27.0                Financial Data Schedule

Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

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


                                                  AMERIHOST PROPERTIES, INC.

                                                  By: /s/ Michael P. Holtz
                                                      Michael P. Holtz
                                                      Chief Executive Officer

                                                  By: /s/ James B. Dale
                                                      James B. Dale
                                                      Chief Financial Officer
                  March 29, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ H. Andrew Torchia                          /s/ Michael P. Holtz
H. Andrew Torchia, Director                    Michael P. Holtz, Director
March 29, 1999                                 March 29, 1999


/s/ Russell J. Cerqua                          /s/ Richard A. Chaifetz
Russell J. Cerqua, Director                    Richard A. Chaifetz, Director
March 29, 1999                                 March 29, 1999


/s/ Salomon J. Dayan                           /s/ Reno J. Bernardo
Salomon J. Dayan, Director                     Reno J. Bernardo, Director
March 29, 1999                                 March 29, 1999


/s/ Stuart N. Emanuel
Stuart N. Emanuel, Director
March 29, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To The Board of Directors of
Amerihost Properties, Inc.


We have audited the accompanying consolidated balance sheets of Amerihost Properties, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amerihost Properties, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1998 the Company adopted Statement of Position (SOP) Number 98-5, "Reporting on the Costs of Start-Up Activities."




                                                                BDO Seidman, LLP


Chicago, Illinois
March 22, 1999




                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                            December 31,             December 31,
                                                                               1998                     1997
                                                                            -----------              -----------
                          ASSETS

Current assets:
    Cash and cash equivalents                                             $     4,493,834          $    2,349,503
    Accounts receivable (including $290,859 and $1,375,936
       from related parties)                                                    2,931,216               3,440,241
    Notes receivable, current portion (Note 2)                                    168,061               1,459,986
    Prepaid expenses and other current assets                                     902,457                 209,779
    Refundable income taxes                                                     1,261,194               2,342,734
    Costs and estimated earnings in excess of billings on
       uncompleted contracts with related parties (Note 3)                        649,858               1,913,103
                                                                          ---------------          --------------

         Total current assets                                                  10,406,620              11,715,346
                                                                          ---------------          --------------


Investments in and advances to unconsolidated
         hotel joint ventures (Notes 4 and 6)                                   5,331,247               5,319,689
                                                                          ---------------          --------------


Property and equipment (Notes 6, 7 and 13):
    Land                                                                       11,170,463              10,365,676
    Buildings                                                                  68,405,566              49,156,742
    Furniture, fixtures and equipment                                          19,081,593              15,366,291
    Construction in progress                                                    6,743,319               3,549,408
    Leasehold improvements                                                      1,156,174               1,223,206
                                                                          ---------------          --------------
                                                                              106,557,115              79,661,323

    Less accumulated depreciation and amortization                             15,219,135               9,345,991
                                                                          ---------------          --------------
                                                                               91,337,980              70,315,332
                                                                          ---------------          --------------

Notes receivable, less current portion (Note 2)                                 1,181,962               1,355,395

Deferred income taxes (Note 9)                                                  3,904,000                   -

Other assets, net of accumulated amortization of
    $2,325,451 and $4,255,609 (Note 5)                                          3,118,979               3,962,336
                                                                          ---------------          --------------
                                                                                8,204,941               5,317,731

                                                                          $   115,280,788          $   92,668,098
                                                                          ===============          ==============



                 See notes to consolidated financial statements.



                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                            December 31,             December 31,
                                                                              1998                     1997
                                                                            ------------             -------------

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $     5,638,250          $    4,780,444
    Bank line-of-credit (Note 6)                                                1,961,213               1,289,709
    Accrued payroll and related expenses                                        1,180,674               1,004,265
    Accrued real estate and other taxes                                         2,285,333                 885,610
    Other accrued expenses and current liabilities                                756,308                 843,805
    Current portion of long-term debt (Note 7)                                  5,508,498               5,119,194
                                                                          ---------------          --------------

         Total current liabilities                                             17,330,276              13,923,027
                                                                          ---------------          --------------


Long-term debt, net of current portion (Note 7)                                66,332,566              55,116,028
                                                                          ---------------          --------------

Deferred income taxes (Note 9)                                                      -                     108,000
                                                                          ---------------          --------------

Deferred income   (Note 13)                                                    13,164,007                 927,444
                                                                          ---------------          --------------

Commitments (Notes 8, 12 and 13)

Minority interests                                                                138,131               1,000,740


Shareholders' equity (Notes 8 and 12):
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                                    -                     -
    Common stock,  $.005 par value;  authorized  25,000,000  shares;  issued and outstanding 6,089,550 shares at December 31,
       1998, and 6,212,925 shares at December 31, 1997                             30,448                  31,065
    Additional paid-in capital                                                 17,380,295              17,860,655
    Retained earnings                                                           1,341,940               4,138,014

                                                                               18,752,683              22,029,734
    Less:
         Stock subscriptions receivable (Note 8)                                 (436,875)               (436,875)

                                                                               18,315,808              21,592,859

                                                                          $   115,280,788          $   92,668,098
                                                                          ===============          ==============




                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                             1998                   1997                   1996
                                                      ------------------    -------------------     -----------
Revenue (NOTE 10):
    Hotel operations:
         AmeriHost Inn(R)hotels                           $    33,095,525       $    14,655,498       $     8,526,923
         Other hotels                                          14,232,886            17,223,293            22,088,368
    Development and construction                                8,968,111            14,639,746            22,937,267
    Management services                                         2,251,962             3,023,944             2,784,031
    Employee leasing                                           10,069,705            13,123,035            12,005,759
                                                         ----------------       ---------------       ---------------
                                                               68,618,189            62,665,516            68,342,348
                                                         ----------------       ---------------       ---------------
Operating costs and expenses:
    Hotel operations:
         AmeriHost Inn(R)hotels                                23,419,321            11,066,502             5,081,856
         Other hotels                                          11,348,680            13,276,726            16,586,188
    Development and construction                                8,463,341            13,719,250            19,651,500
    Management services                                         1,306,864             1,423,814             1,350,991
    Employee leasing                                            9,748,110            12,798,585            11,689,461
                                                         ----------------       ---------------       ---------------
                                                               54,286,316            52,284,877            54,359,996

                                                               14,331,873            10,380,639            13,982,352

    Depreciation and amortization                               5,486,529             4,532,500             3,478,878
    Leasehold rents - hotels (Note 13)                          4,192,348             1,728,933             2,121,876
    Corporate general and administrative                        1,568,561             2,139,647             1,928,134

Operating income                                                3,084,435             1,979,559             6,453,464

Other income (expense):
    Interest expense                                           (6,113,369)           (4,053,933)           (2,767,828)
    Interest income                                               521,250               755,115               625,386
    Other income                                                  227,822               136,018               141,941
    Equity in net income and losses of affiliates                (240,868)             (516,583)              809,443
    Gain on sale of assets                                        305,484             1,697,999               907,105
    Non-recurring expenses (Note 16)                                -                (1,874,492)             (403,657)

Income (loss) before minority interests and income taxes       (2,215,246)           (1,876,317)            5,765,854

Minority interests in operations of
     consolidated subsidiaries and partnerships                   267,801               172,874               (13,200)

Income (loss) before income taxes                              (1,947,445)           (1,703,443)            5,752,654

    Income tax benefit (expense) (Note 9)                         780,000               737,000            (2,358,000)

Income (loss) before extraordinary item and
     cumulative effect of change in accounting principle       (1,167,445)             (966,443)            3,394,654

Extraordinary item - early extinguishment of debt,
     net of income tax benefit (Note 17)                         (332,738)                -                     -
Cumulative effect of change in accounting
    principle, net of income tax benefit (Note 1)              (1,295,891)                -                     -

Net income (loss)                                        $     (2,796,074)      $      (966,443)      $     3,394,654
                                                         ================       ===============       ===============

Income (loss) per share - Basic, before
    extraordinary item and accounting change             $         (0.19)       $        (0.15)       $          0.57
Net income (loss) per share - Basic                      $         (0.45)       $        (0.15)       $          0.57

Income (loss) per share - Diluted, before
    extraordinary item and accounting change             $         (0.20)       $        (0.19)       $          0.49
Net income (loss) per share - Diluted                    $         (0.45)       $        (0.19)       $          0.49


                 See notes to consolidated financial statements.




                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



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

BALANCE AT JANUARY 1, 1996                            5,977,213  $  29,886  $ 16,920,237  $  1,709,803  $ (1,393,167) $ 17,266,759

   Shares issued for compensation and investment         10,583         53        47,194          --            --          47,247
   Exercise of common stock warrants                     49,125        246       202,723          --            --         202,969
   Net income for the year ended December 31, 1996         --         --            --       3,394,654          --       3,394,654

BALANCE AT DECEMBER 31, 1996                          6,036,921     30,185    17,170,154     5,104,457  $ (1,393,167)   20,911,629

   Shares issued for compensation                         9,350         47        49,092          --            --          49,139
   Exercise of common stock options                     508,750      2,544     2,259,281          --            --       2,261,825
   Acquisition of common stock                         (157,073)      (786)   (1,094,964)         --            --      (1,095,750)
   Compensation recognized relating to employee
     stock options granted                                 --         --         301,465          --            --         301,465
   Tax benefit relating to the exercise of
     non-qualified options                                 --         --         356,533          --            --         356,533
   Repayment of notes receivable from officers
     (Note 8)                                          (185,023)      (925)   (1,180,906)         --         956,292      (225,539)
   Net loss for the year ended December 31, 1997           --         --            --        (966,443)         --        (966,443)

BALANCE AT DECEMBER 31, 1997                          6,212,925     31,065    17,860,655     4,138,014      (436,875)   21,592,859

   Acquisition of common stock (Note 8)                (123,550)      (618)     (480,810)         --            --        (481,428)
   Shares issued for compensation                           175          1           450          --            --             451
   Net loss for the year ended December 31, 1998           --         --            --      (2,796,074)         --      (2,796,074)

BALANCE AT DECEMBER 31, 1998                          6,089,550  $  30,448  $ 17,380,295  $  1,341,940  $   (436,875) $ 18,315,808
                                                      =========    =======  ============  ============  ============  ============






                 See notes to consolidated financial statements.





                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,



                                                             1998                   1997                   1996
                                                      ------------------    -------------------     -----------
Cash flows from operating activities:

    Cash received from customers                          $    71,281,629       $    65,006,272       $    68,751,159
    Cash paid to suppliers and employees                      (58,610,075)          (57,063,416)          (57,127,365)
    Interest received                                             976,771               546,889               546,369
    Interest paid                                              (6,089,595)           (3,994,403)           (2,665,921)
    Income taxes paid                                          (2,150,460)             (939,572)           (1,946,099)
    Contract and employment termination costs                        -               (1,697,448)                -
Net cash provided by operating activities                       5,408,270             1,858,322             7,558,143
                                                          ---------------       ---------------       ---------------

Cash flows from investing activities:

    Distributions, and collections on advances,
         from affiliates                                        2,805,517             2,274,863             6,609,091
    Purchase of property and equipment                        (42,182,698)          (29,343,109)          (14,049,010)
    Purchase of investments in, and advances
         to, minority owned affiliates                         (2,790,036)           (4,658,738)           (4,471,603)
    Acquisitions of partnership interests,
         net of cash acquired                                  (8,358,145)              156,067              (580,809)
    Increase in notes receivable                                     -                   (6,000)              (51,464)
    Collections on notes receivable                             1,465,378               139,050                49,455
    Preopening and management contract costs                     (223,230)             (416,195)             (488,280)
    Proceeds from sale of assets                               64,838,108             3,390,576             1,762,221
    Other                                                            -                     -                 (127,058)

Net cash provided by (used in) investing activities            15,554,894           (28,463,486)          (11,347,457)
                                                          ---------------       ---------------       ---------------

Cash flows from financing activities:

    Proceeds from issuance of long-term debt                   31,593,918            34,813,511             8,822,046
    Principal payments on long-term debt                      (49,875,365)           (8,880,899)           (2,367,671)
    Net proceeds from (repayments of) line of credit              671,504              (417,715)             (609,612)
    Decrease in minority interest                                (731,691)             (578,300)             (197,000)
    Proceeds from issuance of common stock                            451             1,166,075               202,969
    Aborted stock offering and merger costs                          -                 (177,044)             (403,657)
    Common stock repurchases                                     (477,650)                 -                     -

Net cash (used in) provided from financing activities         (18,818,833)           25,925,628             5,447,075

Net increase (decrease) in cash                                 2,144,331              (679,536)            1,657,761

Cash and cash equivalents, beginning of year                    2,349,503             3,029,039             1,371,278

Cash and cash equivalents, end of year                    $     4,493,834       $     2,349,503       $     3,029,039
                                                          ===============       ===============       ===============



                 See notes to consolidated financialstatements.




                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,



                                                             1998                   1997                   1996
                                                      ------------------    -------------------     -----------

Reconciliation of net income (loss)
to net cash provided by operating activities:

Net income (loss)                                         $    (2,796,074)       $     (966,443)        $   3,394,654

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

    Depreciation and amortization                               5,486,529             4,532,500             3,478,878
    Equity in net (income) loss of affiliates and
         amortization of deferred income                          240,868               516,583              (809,443)
    Minority interests in net income of subsidiaries             (267,801)             (172,874)               13,200
    Amortization of deferred interest and loan discount            45,393                39,760                39,760
    Bad debt expense                                                 -                  200,000                 -
    Compensation recognized through issuance of common
         stock and common stock options                              -                  350,604                30,210
    Gains on sale of investments, property
         and equipment                                           (305,484)           (1,697,999)             (907,105)
    Aborted stock offering and merger costs                          -                  177,044               403,657
    Deferred income taxes                                      (4,012,000)              279,000               212,000
    Amortization of deferred gain                                (643,726)                 -                     -
    Extraordinary item and cumulative effect of change
         in accounting principle                                2,157,195                  -                     -

    Changes in assets and liabilities, net of effects of acquisitions:

         Decrease (increase) in accounts receivable             1,017,942             1,613,450            (1,797,183)
         Increase in prepaid expenses and other
           current assets                                        (612,070)             (188,264)             (107,006)
         Decrease (increase) in refundable income taxes         1,081,540            (1,955,572)              199,901
         Decrease in costs and estimated earnings
           in excess of billings                                1,263,245               170,156             1,817,620
         Decrease (increase) in other assets                    1,494,948            (1,137,535)             (604,246)

         (Decrease) increase in accounts payable                  (46,020)             (557,958)            1,506,912
         Increase in accrued payroll and other accrued
           expenses and current liabilities                       713,282               220,601               383,277
         (Decrease) increase in accrued interest                  (21,619)               14,137                56,514
         Increase in deferred income                              612,122               421,132               246,543

Net cash provided by operating activities                 $     5,408,270        $    1,858,322         $   7,558,143
                                                          ===============        ==============         =============



                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996





1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Organization:

         Amerihost Properties, Inc. and its subsidiaries (collectively, where appropriate, "Amerihost," or the "Company") was incorporated under the laws of Delaware on September 19, 1984. The Company is engaged in the development and construction of AmeriHost Inn(R) hotels, its proprietary hotel brand, and the ownership, operation and management of both AmeriHost Inn(R) hotels and other hotels. The AmeriHost Inn(R) brand was created by the Company to provide for the consistent, cost-effective development and operation of mid-price hotels in various markets. All AmeriHost Inn(R) hotels are designed and developed using the Company's 60 to 120 room, interior corridor and indoor pool prototype design and are located in tertiary and secondary markets.

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

         Concentrations of credit risk:

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, accounts receivable and notes receivable. The Company invests temporary cash balances in financial instruments of highly rated financial institutions generally with maturities of less than three months. A substantial portion of accounts receivable are from hotel guests staying at the Company's hotels located in the midwestern United States, where collateral is generally not required, from these same hotels for hotel management and payroll fees, and from hotel operators for the development and construction of hotels pursuant to written contracts.

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED):

         Fair values of financial instruments:

         The carrying values reflected in the consolidated balance sheet at December 31, 1998 reasonably approximate the fair values for cash and cash equivalents, accounts and contracts receivable and payable, and variable rate long-term debt. The majority of the notes receivable are collateralized by shares of the Company's common stock, investments in hotels, a second mortgage on a hotel property, and personal guarantees. Construction/renovation and working capital notes are repaid to the Company within a relatively short period after their origination. The notes receivable bear interest at rates approximating the current market rates and the carrying value approximates their fair value. The Company estimates that the fair value of its fixed rate long-term debt at December 31, 1998 approximates the carrying value considering the property specific nature of the notes and in certain cases, the subordinated nature of the debt. In making such assessments, the Company considered the current rate at which the Company could borrow funds with similar remaining maturities and discounted cash flow analyses as appropriate.

         Investments:

         Investments in entities in which the Company has a non-majority ownership interest are accounted for using the equity method, under which method the original investment is increased (decreased) by the Company's share of earnings (losses), and is reduced by dividends or distributions when received.

         Property and equipment:

         Property and equipment are stated at cost. Repairs and maintenance are charged to expense as incurred and renewals and betterments are capitalized. Depreciation is being provided for assets placed in service, principally by use of the straight-line method over their estimated useful lives. Leasehold improvements are being amortized by use of the straight-line method over the term of the lease. Construction period interest in the amount of $176,920, $548,469 and $167,433 was capitalized in 1998, 1997 and 1996, respectively, and is included in property and equipment.

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

         Costs of management contracts acquired and preopening costs:

         The costs of management contracts acquired included amounts paid to acquire hotel management contracts. Preopening costs include hiring, training, and other costs incurred in connection with new hotel openings and new management contracts. These amounts were being amortized by use of the straight-line method over periods ranging from two to five years. These costs were expensed in 1998 pursuant to the adoption of Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," which requires these costs to be expensed as incurred. All previously capitalized costs, net of an income tax benefit of approximately $864,000, are reflected as a cumulative effect of a change in accounting principle. The impact of the accounting change on income before extraordinary item, and net income, was not material for the year ended December 31, 1998. The pro forma effect on earnings of accounting for start-up activities pursuant to SOP No. 98-5 are as follows:


                                                            1997               1996
                                                       ----------------     -------

            Pro forma net income (loss)                  $   (1,729,842)      $    3,032,426

            Pro forma net income (loss) per share:
                 Basic                                   $       (0.28)       $         0.50
                 Diluted                                 $       (0.31)       $         0.43


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

         Deferred income:

         Deferred income includes the gain on the sale and leaseback of 26 hotels to a real estate investment trust consummated on June 30, 1998 (Note 13). This deferred gain is being amortized on a straight-line basis over the 10-year term of the lease as an adjustment to leasehold rent expense.

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED):

         Deferred income also includes that portion of development, construction and renovation fees earned from entities in which the Company holds an ownership interest. The portion of fees deferred is equal to the Company's proportional ownership interest in the entity and is being amortized over the life of the operating assets. The balance of the fees are recorded in income as earned.

         Income taxes:

         Deferred income taxes are provided on the differences in the bases of the Company's assets and liabilities as determined for tax and financial reporting purposes and relate principally to depreciation of property and equipment and deferred income.

         Earnings per share:

         The Company calculates earnings per share in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share" (FAS 128). Basic earnings per share ("EPS") is calculated by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. The Company excluded stock options which had an anti-dilution effect on the EPS computations. Diluted EPS gives effect to all dilutive potential common shares outstanding for the period.

         The calculation of basic and diluted earnings per share for each of the three years ended December 31 is as follows:


                                                       1998                 1997               1996
         Income (loss), before extraordinary
            item and cumulative effect of change
            in accounting principle                  $  (1,167,445)      $     (966,443)      $    3,394,654

         Extraordinary item (Note 17)                     (332,738)                -                    -
         Accounting change (Note 1)                     (1,295,891)                -                    -

         Net income (loss)                              (2,796,074)            (966,443)           3,394,654

         Impact of convertible partnership interests      (157,333)            (325,291)             (71,699)
                                                     -------------       --------------      ---------------
         Net income (loss) available to common
             shareholders                            $  (2,953,407)      $   (1,291,734)      $    3,322,955
                                                     =============       ==============       ==============

         Average common shares outstanding               6,180,279            6,282,874            6,007,597
         Dilutive effect of:
            Convertible partnership interests              332,579              376,225              111,042
            Stock options                                     -                    -                 720,568

         Dilutive common shares outstanding              6,512,858            6,659,099            6,839,207
                                                     =============       ==============       ==============



1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED):


                                                       1998                 1997               1996
                                                   ---------------     ----------------     -------
         Income (loss) per share - Basic, before
            extraordinary item and accounting change $      (0.19)       $       (0.15)       $         0.57

            Extraordinary item                              (0.05)                 -                    -
            Accounting change                               (0.21)                 -                    -

         Net income (loss) per share - Basic          $     (0.45)       $       (0.15)       $         0.57
                                                      ============        =============        ==============

         Income (loss) per share - Diluted, before
            extraordinary item and accounting change $      (0.20)       $       (0.19)       $         0.49

            Extraordinary item                              (0.05)                 -                    -
            Accounting change                               (0.20)                 -                    -

         Net income (loss) per share - Diluted        $     (0.45)       $       (0.19)       $         0.49
                                                      ============        =============        ==============


         Advertising:

         The costs of advertising, promotion and marketing programs are charged to operations in the year incurred. These costs were approximately $1,883,000, $899,000 and $686,000 for the years ended December 31,
         1998, 1997 and 1996, respectively.

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

         Reclassifications:

         Certain  reclassifications  have  been   made  to  the  1996  and  1997
         financial statements in order to conform to the 1998 presentation.

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

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED):

         Impact of New Accounting Standards:

         In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities.

2.       NOTES RECEIVABLE:


         Notes receivable consists of:                          1998                   1997
                                                            ---------------         -------

         Diversified Innkeepers, Inc. (a)                    $    1,250,023          $    1,316,495
         Mortgage note receivable (b)                                 -                   1,353,886
         Other notes                                                100,000                 145,000
                                                             --------------          --------------
                                                                  1,350,023               2,815,381

               Less current portion                                 168,061               1,459,986
                                                             --------------          --------------
         Notes receivable, less current portion              $    1,181,962          $    1,355,395
                                                             ==============          ==============

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

         (b) Promissory note receivable which was received in connection with the sale of the Days Inn Bowling Green, Ohio. The note provided for monthly payments of $15,040 including interest at the rate of 10% per annum. The note was repaid in 1998.


3. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS:

         Information regarding contracts-in-progress is as follows at December 31, 1998 and 1997:


                                                                         1998                    1997
                                                                     ---------------         --------

               Costs incurred on uncompleted contracts                $    1,747,128          $    4,761,447

               Estimated earnings                                            503,912               1,345,196
                                                                      --------------          --------------
                                                                           2,251,040               6,106,643

               Less billings to date                                       1,601,182               4,193,540

               Costs and estimated earnings in excess of
                  billings on uncompleted contracts                   $      649,858          $    1,913,103
                                                                      ==============          ==============


4. INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED HOTEL JOINT VENTURES:

         The Company has ownership interests, ranging from 1% to 50%, in general partnerships, limited partnerships and limited liability companies formed for the purpose of owning and operating hotels. These investments are accounted for using the equity method. The Company had investments in 19 hotels at December 31, 1998 with a total balance of ($180,467), and investments in 43 hotels at December 31, 1997 with a total balance of $623,751.

         The Company advances funds to hotels in which the Company has a minority ownership interest for working capital and construction purposes. The advances bear interest ranging from the prime rate to 10% per annum and are due on demand. The Company expects the partnerships to repay these advances through cash flow generated from hotel operations and mortgage financing. The advances were $5,511,714 and $4,695,938 at December 31, 1998 and 1997, respectively, and are included in investments in and advances to unconsolidated hotel joint ventures on the accompanying balance sheets.

         During 1998 and 1996, the Company acquired additional partnership interests in 15 and two hotels, respectively, which resulted in these hotels being 100% or majority owned by the Company subsequent to the acquisition dates. The following is a summary of the acquisitions:


                                                                             1998                    1996
                                                                      --------------          --------------

               Fair value of assets acquired                          $   39,451,675           $   3,492,552
               Cash paid and redemption of note receivable                (8,358,145)               (580,809)
                                                                      ---------------         --------------
               Liabilities assumed                                    $   31,093,530          $    2,911,743
                                                                      ==============          ==============


         In addition, the Company purchased 11 hotels from entities in which the Company held a minority ownership position, for a total purchase price of $26.7 million, including the assumption of $13.1 million in mortgage debt.

         These 26 acquisitions have been accounted for by the purchase method of accounting. The purchase price was allocated to the acquired hotel assets, primarily property and equipment, based upon an estimate of fair values at the date of acquisition. The operating results of the acquired hotels are included in the Company's consolidated results of operations from the dates of acquisition. The unaudited consolidated results of operations on a pro forma basis as though the hotels had been acquired as of the beginning of 1997 are as follows:


                                                                         1998                   1997
                                                                     ---------------         -------

               Pro forma net sales                                    $   79,789,162          $   81,478,912
               Pro forma loss before extraordinary item and
                   cumulative effect of change in accounting principle    (1,857,930)             (2,344,831)
               Pro forma net loss                                         (3,486,559)             (2,344,831)

               Pro forma loss per share - Basic, before
                   extraordinary item and accounting change           $       (0.30)          $       (0.37)
                       Extraordinary item                                     (0.05)                    -
                       Accounting change                                      (0.21)                    -
                                                                      --------------         ---------------
               Pro forma net loss per share - Basic                   $       (0.56)          $       (0.37)
                                                                      ==============          ==============


4.       INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED HOTEL JOINT VENTURES
         (CONTINUED):


                                                                         1998                   1997
                                                                     ---------------         -------
               Pro forma loss per share - Diluted, before
                   extraordinary item and accounting change           $       (0.31)          $       (0.40)
                       Extraordinary item                                     (0.05)                    -
                       Accounting change                                      (0.20)                    -
                                                                     ---------------         ---------------
               Pro forma net loss per share - Diluted                 $       (0.56)          $       (0.40)
                                                                      ==============          ==============


         The proforma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above date, nor are they indicative of future operating results.

         The following represents unaudited condensed financial information for all of the Company's investments in affiliated companies accounted for under the equity method at December 31, 1998, 1997 and 1996.


                                                        1998                 1997                 1996
                                                    --------------      ---------------      ---------

               Current assets                        $   2,174,945       $    4,338,114       $    3,893,360
               Noncurrent assets                        38,398,391           88,712,619           86,363,804
               Current liabilities                      10,028,804            4,939,989            5,060,920
               Noncurrent liabilities                   27,363,973           75,359,216           64,218,232
               Equity                                    3,180,559           12,751,528           20,978,012

               Gross revenue                            14,995,050           33,427,950           28,990,672
               Gross operating profit                    4,787,471           12,100,004           13,175,668
               Depreciation and amortization             2,653,699            6,025,447            4,296,057
               Net income (loss)                          (630,097)          (2,042,178)           1,585,133


5.       OTHER ASSETS:


         Other assets, net of accumulated amortization, at December 31, 1998 and 1997 are comprised of the following:


                                                                             1998                1997
               Deposits, franchise fees and other assets                 $    1,542,712       $    1,551,142
               Deferred loan costs                                            1,190,668              885,732
               Investment in leases                                             385,599              493,286
               Management contracts and preopening costs (Note 1)                -                 1,032,176
                                                                         --------------       --------------
                       Total                                             $    3,118,979       $    3,962,336
                                                                         ==============       ==============


6.       BANK LINE-OF-CREDIT:

         The Company has a $7,000,000 bank operating line-of-credit, of which $1,961,213 and $1,289,709 was outstanding at December 31, 1998 and 1997, respectively. The operating line-of-credit is collateralized by a security interest in certain of the Company's assets, including its interests in various joint ventures, bears interest at an annual rate equal to the bank's base lending rate (7.75% at December 31, 1998) plus one-half of one percent with a floor of 7.5%, and matures October 15, 1999. The line-of-credit note contains two financial covenants, one requiring a minimum net worth and the other requiring a maximum debt to net worth ratio.

7.       LONG-TERM DEBT:

         Long-term debt consists of:


                                                                               1998               1997
                                                                         ---------------      -----------
         Mortgage notes maturing 1999 through 2019, with a
         weighted average interest rate of 8.75%                          $  69,454,739        $  57,816,261

         7% Subordinated  Notes  ($2,250,000 face amount)
         due October 1999, with an  effective  interest
         rate of 9%,  net of  unamortized  discount  of
         $34,045 and $79,438
         at December 31, 1998 and 1997, respectively                          2,215,955            2,170,562

         Other                                                                  170,370              248,399
                                                                         --------------       --------------

                                                                             71,841,064           60,235,222

         Less current portion                                                 5,508,498            5,119,194
                                                                         --------------       --------------
                                                                         $   66,332,566       $   55,116,028
                                                                         ==============       ==============


         The mortgage notes are collateralized by certain hotel properties. The notes generally provide for monthly payments of principal and interest based on loan amortization schedules, with interest at fixed rates ranging from 7.50% to 10.50% (weighted average interest rate of 8.16% at December 31, 1998), and floating rates ranging from prime plus 0.5% to prime plus 2.0% (weighted average interest rate of 9.32% at December 31, 1998). Construction loans of $2,668,504 at December 31, 1998 provide for interest only during the construction period and convert to long-term permanent mortgage notes upon completion of the hotels. Construction loans of $1,984,526 at December 31, 1997 converted to permanent mortgage notes during 1998. The construction loans have been included in the mortgage note balances at December 31, 1998 and 1997. Certain of the mortgage notes provide for financial covenants, principally minimum net worth requirements and minimum debt to equity ratios. In addition, pursuant to the terms of the subordinated notes, no dividends may be paid until such notes have been repaid in full. At December 31, 1998, the Company was not in compliance with the minimum debt to equity ratio covenant contained in two of the mortgage loans. The Company has obtained waivers from the lender regarding these violations. The Company was not in compliance with the minimum debt service coverage ratio contained in a third mortgage loan of approximately $1.6 million, however the lender has not waived the violation. The Company has included the balance of this mortgage in current maturities of long-term debt as of December 31, 1998.

         Resolution of this matter is not expected to have a material impact on the operations of the Company.

         The aggregate maturities of long-term debt, excluding construction loans, are approximately as follows:

                      Year Ending December 31,                 Amount
                      ------------------------          -------------
                                1999                    $       5,508,498
                                2000                            3,276,129
                                2001                            3,225,814
                                2002                            4,040,823
                                2003                            6,132,997
                             Thereafter                        46,988,299
                                                        $      69,172,560

8.       SHAREHOLDERS' EQUITY:

         Authorized shares:

         The Company's corporate charter authorizes 25,000,000 shares of Common Stock with a par value of $0.005 per share and 100,000 shares of Preferred Stock without par value. The Preferred Stock may be issued in series and the Board of Directors shall determine the voting powers, designations, preferences and relative participating optional or other special rights and the qualifications, limitations or restrictions thereof.

         Common Stock:

         In March 1998, the Company's Board of Directors authorized the repurchase, from time to time on the open market, of up to $1.0 million of Common Stock over the next year. Through December 31, 1998, the Company repurchased 122,900 shares of the Company's Common Stock for approximately $477,651.

         Stock options and warrants:

         In connection with a financial relations consulting agreement, the Company issued options in 1998 to acquire 5,000 shares of common stock at an exercise price of $4.50 per share, expiring March 2001.

         In connection with the issuance of debt, the Company has issued warrants for the purchase of common stock. At December 31, 1998, warrants to purchase 113,125 shares of common stock are outstanding with exercise prices ranging from $3.56 to $4.38 per share and are exercisable through January 2000.

         The Company has issued options to acquire shares of the Company's common stock to certain of its partners in various hotel joint ventures referred to in Note 4. At December 31, 1998, options to purchase 60,000 shares of common stock are outstanding with exercise prices ranging from $6.13 to $8.00 per share and are exercisable through April 2001.

         Limited partnership conversion rights:

         The Company is a general partner in three partnerships where the limited partners have the right at certain times and under certain conditions to convert their limited partnership interests into 249,350 shares of the Company's common stock.

         Stock subscriptions receivable:

         In connection with the Diversified transaction (Note 2), the Company issued 125,000 stock options which were exercised in January 1993, in consideration for a secured promissory note in the amount of $436,875 with interest at 6.5% per annum, collateralized by the 125,000 shares of common stock issued upon the exercise of the options and limited partnership interests. The total principal balance is due the earlier of September 30, 1999, or the date the stock is sold or the related management contracts are terminated. This note receivable has been classified as a reduction of shareholders' equity on the accompanying balance sheets.

         Notes receivable:

         In December 1994, two of the Company's officers executed notes in the amount of $956,292 to the Company for the purchase of a note and related receivables. The officer notes provided for interest to be accrued at 8% per annum, with the principal balance and all accrued interest due December 31, 1997 and were collateralized by a total of 273,369 shares of the Company's Common Stock. These notes receivable and related interest receivable were repaid by the officers in 1997 through the tender of 185,023 shares of the Company's common stock.

9.       TAXES ON INCOME:

         The  provisions  for  income  taxes   (benefit)  in  the   consolidated
         statements of operation are as follows:



                                                       1998                1997                1996
                                                    --------------     ---------------      -------

                Current                              $   3,232,000      $   (1,016,000)      $   2,146,000

                Deferred                                (4,012,000)            407,000             212,000

                Valuation allowance decrease                 -                (128,000)              -
                                                     -------------      --------------       ---------

                Income tax (benefit) expense, before
                   extraordinary item and cumulative
                   effect of change in accounting
                   principle                              (780,000)           (737,000)         2,358,000

                Extraordinary item                        (231,000)               -                   -
                Accounting change                         (864,000)               -                   -

                Income tax (benefit) expense         $  (1,875,000)     $     (737,000)      $   2,358,000
                                                     =============      ==============       =============


         Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to a net deferred income tax asset (liability) relate to the following:



                                                                            1998               1997
                                                                       ---------------      -------
                Deferred income recognized for tax purposes
                    and deferred for financial reporting purposes       $      396,000       $     354,000

                Gain on sale/leaseback transaction recognized
                    for tax purposes and deferred for financial
                    reporting purposes                                       3,444,000               -

                Differences in the basis of property and
                    equipment due to majority owned partner-
                    ships consolidated for financial reporting
                    purposes but not for tax purposes                          619,000             648,000
                                                                        --------------       -------------
                                                                             4,459,000           1,002,000
                                                                        --------------       -------------
                Gain from installment sale recognized for financial
                    reporting purposes and deferred for tax purposes                     -                         (117,000)

                Cumulative depreciation differences                           (555,000)           (993,000)
                                                                        --------------       -------------
                                                                              (555,000)         (1,110,000)

                Net deferred income tax asset (liability)               $    3,904,000       $    (108,000)
                                                                        ==============       =============

         The following reconciles income tax expense (benefit) at the federal statutory tax rate with the effective rate:



                                                         1998               1997                 1996
                                                      ------------       -------------        ------------
                Income taxes (benefit) at the
                     federal statutory rate                (34.0%)             (34.0%)               34.0%

                State taxes, net of federal tax benefit     (6.0%)              (1.8%)                7.0%

                Decrease in valuation allowance              -                  (7.5%)               -
                                                      ------------       ------------         ------------

                Effective tax rate                         (40.0%)             (43.3%)               41.0%
                                                      ===========        ============         ============

10.      RELATED PARTY TRANSACTIONS:

         The following table summarizes related party revenue from various unconsolidated partnerships in which the company has an ownership interest:



                                                         1998               1997                1996
                Development/acquisition revenue      $   8,968,111      $   14,268,017       $  21,500,972
                Hotel management revenue                 1,705,202           1,817,210           1,841,588
                Employee leasing revenue                 7,763,485           7,980,384           5,937,611
                Interest income                             73,008             335,172             366,545


         In January 1991, the Company entered into an agreement with Urban 2000 Corp. ("Urban"), a company owned by the Chairman and another Officer/Director of the Company who resigned in 1997. This agreement provided for monthly payments to Urban of $20,000 for business development consulting services. No additional amounts were paid to Urban for reimbursement of expenses. The Company also paid additional fees for transactions brought to the Company by Urban. Urban received $74,050 and $206,154 in transaction fees from the Company in 1997 and 1996, respectively. The Chairman was not compensated by the Company in his capacity as an officer.

         As of January 31, 1997, the Company and Urban agreed to terminate this consulting agreement. In connection with the termination of this agreement, the Company recognized $1,289,141 in related termination costs in 1997.

11.      BUSINESS SEGMENTS:

         Effective in 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way companies report information about operating segments in both interim and annual financial statements and related disclosures. The adoption did not change the Company's reportable segments. The Company's business is primarily involved in four segments: (1) hotel operations, consisting of the operations of all hotels in which the Company has a 100% or majority ownership or leasehold interest, (2) hotel development, consisting of development, construction and renovation activities, (3) hotel management, consisting of hotel management activities and (4) employee leasing, consisting of the leasing of employees to various hotels.

         Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, operating income, identifiable assets, capital expenditures and depreciation and amortization for each business segment, which is the information utilized by the Company's decision makers in managing the business:



         Revenues                                       1998                1997                1996
         --------                                   --------------     ---------------      --------

                Hotel operations                     $  47,328,411      $   31,878,791       $  30,615,291
                Hotel development                        8,968,111          14,639,746          22,937,267
                Hotel management                         2,251,962           3,023,944           2,784,031
                Employee leasing                        10,069,705          13,123,035          12,005,759
                                                     -------------      --------------       -------------
                                                     $  68,618,189      $   62,665,516       $  68,342,348
                                                     =============      ==============       =============

         Operating costs and expenses

                Hotel operations                     $  34,768,001      $   23,723,516       $  21,088,806
                Hotel development                        8,463,341          13,719,250          19,651,500
                Hotel management                         1,306,864           2,043,526           1,930,229
                Employee leasing                         9,748,110          12,798,585          11,689,461
                                                     -------------      --------------       -------------
                                                     $  54,286,316      $   52,284,877       $  54,359,996
                                                     =============      ==============       =============


         Operating income                               1998                1997                1996
         ----------------                           --------------     ---------------      --------

                Hotel operations                     $   3,467,430      $    2,422,728       $   4,385,720
                Hotel development                          426,426             838,452           3,217,224
                Hotel management                           543,748             647,230             571,680
                Employee leasing                           317,668             320,826             309,805
                Corporate                               (1,670,837)         (2,249,677)         (2,030,965)
                                                     --------------     --------------       -------------
                                                     $   3,084,435      $    1,979,559       $   6,453,464
                                                     =============      ==============       =============

         Identifiable assets

                Hotel operations                     $ 104,076,512      $   82,530,247       $  55,456,702
                Hotel development                        2,309,240           2,824,933           6,228,166
                Hotel management                           899,660           1,612,596           1,640,692
                Employee leasing                           978,985           1,415,174           1,169,755
                Corporate                                7,016,391           4,285,148           2,405,841
                                                     -------------      --------------       -------------
                                                     $ 115,280,788      $   92,668,098       $  66,901,156
                                                     =============      ==============       =============

         Capital Expenditures

                Hotel operations                     $  42,039,772      $   29,272,953       $  13,856,662
                Hotel development                           54,065               7,288              57,036
                Hotel management                            58,659              40,830              62,756
                Employee leasing                             3,288               4,228               4,956
                Corporate                                   26,914              17,810              67,600
                                                     -------------      --------------       -------------
                                                     $  42,182,698      $   29,343,109       $  14,049,010
                                                     =============      ==============       =============

         Depreciation/Amortization

                Hotel operations                     $   4,900,632      $    4,003,613       $   3,018,890
                Hotel development                           78,343              82,044              68,545
                Hotel management                           401,351             333,188             282,121
                Employee leasing                             3,927               3,624               6,493
                Corporate                                  102,276             110,031             102,829
                                                     -------------      --------------       -------------
                                                     $   5,486,529      $    4,532,500       $   3,478,878
                                                     =============      ==============       =============


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

         The Company has granted to various key employees, non-qualified options to purchase shares of common stock with exercise prices ranging from $3.56 to $6.50 per share. The exercise price is the market price on the date of grant. At December 31, 1998, options to purchase 1,062,833 shares of common stock are outstanding. These options are currently exercisable and expire through September 2007.

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

         The following table summarizes the employee stock options granted, exercised and outstanding:



                                                                                            Weighted
                                                                                             Average
                                                                     Shares              Exercise Price
                  Options outstanding January 1, 1996                 1,551,083             $     4.47
                       Forfeitures                                      (11,500)                  6.38
                       Options granted                                    2,000                   7.81
                                                                  -------------            -----------
                  Options outstanding December 31, 1996               1,541,583                   4.46
                       Options exercised                               (433,750)                  4.61
                       Forfeitures                                      (43,000)                  4.93
                       Options granted                                  181,125                   4.62
                                                                  -------------            -----------
                  Options outstanding December 31, 1997               1,245,958                   4.42
                       Forfeitures                                     (129,000)                  5.82
                       Options granted                                  488,600                   5.72
                                                                  -------------             ----------
                  Options outstanding December 31, 1998               1,605,558             $     4.71
                                                                  =============             ==========

                  Options exercisable December 31, 1998               1,366,458             $     4.52
                                                                  =============             ==========


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


                                                              1998                 1997                 1996
                                                         --------------       --------------     -----------
               Grant-date fair value per share:
                    Options issued at market              $        2.76        $        2.90      $          2.70
                    Options issued below market                     -                   4.96                  -
               Weighted average exercise prices:
                    Options issued at market              $        5.72        $        6.37      $          7.81
                    Options issued below market                     -                   1.53                  -

               Significant assumptions (weighted-average):
                    Risk-free interest rate at grant date         5.74%                6.14%                5.51%
                    Expected stock price volatility                0.41                 0.37                 0.62
                    Expected dividend payout                        n/a                  n/a                  n/a
                    Expected option life (years) (a)               6.00                 5.63                 5.00

               Net income (loss):
                    As reported                           $  (2,796,074)       $    (966,443)     $     3,394,654
                    Pro forma                             $  (3,422,385)       $  (1,626,473)     $     2,994,790


                                                              1998                 1997                 1996
                                                         --------------       --------------     -----------
               Net income (loss) per share - Basic:
                    As reported                           $      (0.45)        $      (0.15)      $          0.57
                    Pro forma                             $      (0.55)        $      (0.26)      $          0.50
               Net income (loss) per share - Diluted:
                    As reported                           $      (0.45)        $      (0.19)      $          0.49
                    Pro forma                             $      (0.55)        $      (0.29)      $          0.43

               (a) The expected option life considers historical option exercise
               patterns   and  future   changes  to  those   exercise   patterns
               anticipated at the date of grant.


         The following table summarizes information about employee stock options outstanding at December 31, 1998:


                                         Options Outstanding                              Options Exercisable
                                                 Weighted
                                                  Average           Weighted                            Weighted
             Range of           Number           Remaining           Average              Number         Average
          Exercise Prices     Outstanding    Contractual Life    Exercise Price         Exercisable  Exercise Price

           $ 1.53 to 4.75                    878,125                     6.76Years            $  3.56   871,125    $  3.55
           $ 5.75 to 7.81                    727,433                     8.83                   6.09    495,333        6.21
           --------------               ------------                    -----               -------- ----------    --------
           $ 1.53 to 7.81                  1,605,558                     7.70                $  4.71  1,366,458    $  4.52
           ==============                ===========                    =====                ======= ==========    =======



13.      COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

         Office lease:

         The Company entered into an operating lease for its existing office facilities which expires December 2000. The lease provides for monthly payments of approximately $19,000 plus common area maintenance and real estate tax prorations.

         Sale/leaseback of hotels:

         On June 30, 1998, the Company completed the sale of 26 AmeriHost Inn(R) hotels to PMC Commercial Trust ("PMC") for $62.2 million. The Company completed the sale of four additional AmeriHost Inn(R) hotels to PMC in 1999. Upon the respective sales to PMC, the Company entered into agreements to lease back the hotels for an initial term of ten years, with two five year renewal options. The lease payments are fixed at 10% of the sale price for the first three years. Thereafter, the lease payments are subject to a CPI increase with a 2% annual maximum. In accordance with the standards for accounting for sale/leaseback transactions, the gain on the sale of the hotels will be recognized over the initial term of the lease as a reduction of leasehold rent expense.

         Hotel leases:

         Including the sale/leaseback hotels, the Company leases 31 hotels as of December 31, 1998, the operations of which are included in the Company's consolidated financial statements. All of these leases are triple net and provide for monthly base rent payments ranging from $9,500 to $25,000. The Company leases or subleases three of these hotels from partnerships in which the Company owns equity interests, up to 16.33%. These three leases also provide for additional rent payments ranging from $36,000 to $72,000 per annum, plus percentage rents equal to 10% of room revenues in excess of stipulated amounts. The leases and sub-leases expire through June 30, 2008.

         The five leases, other than the PMC leases, provide for an option to purchase the hotel. Some of the purchase prices are based upon a multiple of gross room revenues for the preceding twelve months with a specified maximum, and the others are based on a fixed amount. At December 31, 1998, the aggregate purchase price for these leased hotels was approximately $16,230,000. During 1997, the Company exercised options to purchase two hotels previously under lease.

         Total rent expense for all operating leases was approximately $4,407,000, $1,939,000 and $2,322,000 in 1998, 1997 and 1996,
         respectively, including approximately $993,000, $1,103,000 and $1,280,000 in 1998, 1997 and 1996, respectively, to entities in which the Company has a minority ownership interest. Minimum future rent payments under all operating leases are as follows:


                Year Ending December 31,              Affiliated         Non-Affiliated         Total

                           1999                      $     724,000      $    6,983,000       $   7,707,000
                           2000                              -               6,983,000           6,983,000
                           2001                              -               6,796,000           6,796,000
                           2002                              -               6,921,000           6,921,000
                           2003                              -               6,964,000           6,964,000
                           Thereafter                        -              32,661,000          32,661,000
                                                     -------------      --------------       -------------
                                                     $     724,000      $   67,308,000       $  68,032,000
                                                     =============      ==============       =============


         Limited partnership guaranteed distributions:

         The Company is a general partner in three partnerships where the Company has guaranteed minimum annual distributions to the limited partners in the amount of 10% of their original capital contributions.

         Guarantees:

         The Company has provided approximately $16.1 million in guarantees as of December 31, 1998 on mortgage loan obligations for 11 joint ventures in which the Company holds a minority equity interest, which expire at various dates through February 2019. Other partners have also guaranteed portions of the same obligations. The partners of one of the partnerships have entered into a cross indemnity agreement whereby each partner has agreed to indemnify the others for any payments made by any partner in relation to the guarantee in excess of their ownership interest.

         The Company is secondarily liable for the obligations and liabilities of the limited partnerships and limited liability corporations in which it holds a general partnership or managing member ownership interest as described in Note 4.

         Construction in progress:

         At  December  31,  1998,  the  Company  had  approximately   $3,997,000
         remaining to pay contractors for the construction of six hotels, a portion of which is included in accounts payable. These commitments will be funded through construction and long-term mortgage financing currently in place.

         Employment agreements:

         The Company has entered into an employment agreement with an executive officer expiring December 31, 2000, providing for an annual base salary of $325,000. The employment agreement provides for a cash bonus to be determined annually by the compensation committee of the Board of Directors, stock options and severance pay should the officer be terminated without cause.

         Legal matters:

         The Company and certain of its subsidiaries are defendants in various litigation matters arising in the ordinary course of business. In the opinion of management, the ultimate resolution of all such litigation matters is not likely to have a material effect on the Company's financial condition, results of operation or liquidity.

14.      SUPPLEMENTAL CASH FLOW DATA:

         The following represents the supplemental schedule of noncash investing and financing activities for the years ended December 31, 1998, 1997 and 1996:


                                                          1998                1997                1996
                                                      --------------     ---------------      ---------

         Notes receivable received from
           sale of hotel                                                  $      100,000       $   1,400,000
                                                                          ==============       =============

         Reduction of notes receivable and related
           interest in exchange for common stock       $       3,779      $    1,181,831       $      52,860
                                                       =============      ==============       =============

         Reduction of notes payable assumed by
           buyer upon sale of hotel                                       $       62,141
                                                                          ==============

         Liabilities assumed in connection with
           acquisition of hotel partnership interests  $  31,093,530
                                                       =============
         Purchase of  investments
           and other assets through issuance
           of common stock, assumption and
           issuance of notes payable, and
           reduction of notes receivable                                                     $     549,556
                                                                                             =============

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

17.      EXTRAORDINARY ITEM:

         During the year ended  December  31,  1998,  the  Company  recorded  an extraordinary loss of $333,000, net of income tax benefit of approximately $231,000, relating to the early extinguishment of mortgage debt on hotels sold in connection with the sale/leaseback transaction (Note 13).