Form 10-Q
period 1999-03-31
AMERIHOST PROPERTIES INC
filed 1999-05-14
CIK 778423

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended     MARCH 31, 1999
                                                 ----------------------

                                       OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                           Commission File No. 0-15291
                                              --------

                           AMERIHOST PROPERTIES, INC.
                           --------------------------
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

       Registrant's telephone number, including area code: (847) 298-4500
                                                           --------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                             --   --
As of May 13, 1999, 6,038,332 shares of the Registrant's Common Stock were outstanding.


================================================================================

                           AMERIHOST PROPERTIES, INC.

                                    FORM 10-Q

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999



                                      INDEX



                       PART I: Financial Information                  Page
                       -----------------------------                  ----

Consolidated Balance Sheets as of March 31, 1999
    and December 31, 1998                                              4

Consolidated Statements of Operations for the Three Months
    Ended March 31, 1999 and 1998                                      6

Consolidated Statements of Cash Flows for the Three Months
    Ended March 31, 1999 and 1998                                      7

Notes to Consolidated Financial Statements                             9

Management's Discussion and Analysis                                  12

Quantitative and Qualitative Disclosures About Market Risk            21

Schedule of Earnings Before Interest/Rent, Taxes and
    Depreciation/Amortization for the Three Months
    Ended March 31, 1999 and 1998                                     22


                         PART II: Other Information
                         --------------------------

Item 6 - Exhibits and Reports on Form 8-K                             23

Signatures                                                            23

                          Part I: Financial Information

                          Item 1: Financial Statements


                                  AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)

=================================================================================================================

                                                                              March 31,              December 31,
                                                                                 1999                    1998
                                                                              ---------              ------------
ASSETS


Current assets:
    Cash and cash equivalents                                             $     4,327,374          $    4,493,834
    Accounts receivable (including $239,107 and $290,859
       from related parties)                                                    2,439,728               2,931,216
    Notes receivable, current portion                                             168,061                 168,061
    Prepaid expenses and other current assets                                     950,180                 902,457
    Refundable income taxes                                                     1,597,126               1,261,194
    Costs and estimated earnings in excess of billings on
       uncompleted contracts with related parties                                 345,306                 649,858
                                                                          ---------------          --------------

         Total current assets                                                   9,827,775              10,406,620
                                                                          ---------------          --------------


Investments in and advances to unconsolidated
         hotel joint ventures                                                   5,852,830               5,331,247
                                                                          ---------------          --------------


Property and equipment:
    Land                                                                       10,399,194              11,170,463
    Buildings                                                                  66,280,138              68,405,566
    Furniture, fixtures and equipment                                          18,551,509              19,081,593
    Construction in progress                                                    3,204,477               6,743,319
    Leasehold improvements                                                      1,045,303               1,156,174
                                                                          ---------------          --------------
                                                                               99,480,621             106,557,115

    Less accumulated depreciation and amortization                             14,552,162              15,219,135
                                                                          ---------------          --------------
                                                                               84,928,459              91,337,980
                                                                          ---------------          --------------

Notes receivable, less current portion                                          1,165,577               1,181,962

Deferred income taxes                                                           4,748,000               3,904,000

Other assets, net of accumulated amortization of
    $1,731,174 and $1,602,338                                                   3,188,941               3,118,979
                                                                          ---------------          --------------
                                                                                9,102,518               8,204,941

                                                                          $   109,711,582          $  115,280,788
                                                                          ===============          ==============







                                                  (continued)


                                  AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)

==================================================================================================================

                                                                              March 31,              December 31,
                                                                                1999                     1998
                                                                              ---------             --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $     4,071,697          $    5,638,250
    Bank line-of-credit                                                             -                   1,961,213
    Accrued payroll and related expenses                                        1,062,011               1,180,674
    Accrued real estate and other taxes                                         2,045,798               2,285,333
    Other accrued expenses and current liabilities                              1,364,944                 756,308
    Current portion of long-term debt                                           5,389,686               5,508,498
                                                                          ---------------          --------------

         Total current liabilities                                             13,934,136              17,330,276
                                                                          ---------------          --------------


Long-term debt, net of current portion                                         64,131,038              66,332,566
                                                                          ---------------          --------------

Deferred income                                                                15,004,363              13,164,007
                                                                          ---------------          --------------

Commitments

Minority interests                                                               170,878                  138,131


Shareholders' equity:
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                                    -                         -
    Common stock, $.005 par value; authorized 25,000,000 shares;
       issued and outstanding 6,066,350 shares at March 31,
       1999, and 6,089,550 shares at December 31, 1998                             30,332                  30,448
    Additional paid-in capital                                                 17,300,761              17,380,295
    Retained earnings (deficit)                                                  (423,051)              1,341,940

                                                                               16,908,042              18,752,683
    Less:
         Stock subscriptions receivable                                          (436,875)               (436,875)

                                                                               16,471,167              18,315,808

                                                                          $   109,711,582          $  115,280,788
                                                                          ===============          ==============






                                See notes to consolidated financial statements.


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                        1999           1998
                                                  --------------    -----------
Revenue:
     Hotel operations:
              AmeriHost Inn(R)hotels               $ 10,008,296    $  4,160,006
              Other hotels                            2,435,095       3,330,680
     Development and construction                       370,745       2,964,577
     Management services                                314,656         602,150
     Employee leasing                                 1,590,155       2,980,296
                                                   ------------    ------------
                                                     14,718,947      14,037,709
Operating costs and expenses:
     Hotel operations:
              AmeriHost Inn(R)hotels                  8,123,201       3,673,665
              Other hotels                            2,379,939       3,062,826
Franchising                                              87,381            --
     Development and construction                       403,551       2,810,991
     Management services                                284,821         345,966
     Employee leasing                                 1,520,093       2,907,667
                                                   ------------    ------------
                                                     12,798,986      12,801,115

                                                      1,919,961       1,236,594

     Depreciation and amortization                    1,154,519       1,253,489
     Leasehold rents - hotels                         1,768,275         393,612
     Corporate general and administrative               382,535         342,260

Operating loss                                       (1,385,368)       (752,767)

Other income (expense):
     Interest expense                                (1,553,587)     (1,471,089)
     Interest income                                    233,803         101,122
     Other income                                        15,795          57,977
     Equity in net income and losses of affiliates     (165,215)        (55,921)

Loss before minority interests and income taxes      (2,854,572)     (2,120,678)

Minority interests in (income) loss of
    consolidated subsidiaries and partnerships          (38,419)        207,587

Loss before income tax                               (2,892,991)     (1,913,091)

Income tax benefit                                    1,128,000         784,000

Net loss                                           $ (1,764,991)   $ (1,129,091)
                                                   ============    ============

Loss per share:
     Basic                                         $      (0.29)   $      (0.18)
                                                   ============    ============
     Diluted                                       $      (0.29)   $      (0.19)
                                                   ============    ============


                 See notes to consolidated financial statements.


                                  AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                  (UNAUDITED)

==================================================================================================================
                                                                                 1999                    1998
                                                                         ------------------           -----------

Cash flows from operating activities:

     Cash received from customers                                             $ 15,633,372              $ 14,711,995
     Cash paid to suppliers and employees                                      (17,275,643)              (14,390,331)
     Interest received                                                             203,737                   186,090
     Interest paid                                                              (1,587,677)               (1,466,921)
     Income taxes paid                                                             (51,932)                 (103,391)

Net cash used in operating activities                                           (3,078,143)               (1,062,558)
                                                                              ------------              ------------

Cash flows from investing activities:

     Distributions, and collections on advances,
         from affiliates                                                           335,379                   353,599
     Purchase of property and equipment                                         (3,772,438)               (3,933,390)
     Purchase of investments in, and advances
         to, minority owned affiliates                                            (592,500)               (1,001,157)
     Acquisitions of partnership interests,
         net of cash acquired                                                       85,314                  (731,107)
     Collections on notes receivable                                                16,385                    26,077
     Preopening and management contract costs                                         --                     (76,536)
     Proceeds from sale of assets                                               12,816,969                      --

Net cash provided by (used in) investing activities                              8,889,109                (5,362,514)
                                                                              ------------              ------------

Cash flows from financing activities:

     Proceeds from issuance of long-term debt                                    5,087,386                 5,876,229
     Principal payments on long-term debt                                       (9,018,277)               (2,625,036)
     Net (repayments of) proceeds from line of credit                           (1,961,213)                3,768,214
     Decrease in minority interest                                                  (5,672)                  (19,259)
     Common stock repurchases                                                      (79,650)                     --

Net cash (used in) provided by financing activities                             (5,977,426)                7,000,148

Net (decrease) increase in cash                                                   (166,460)                  575,076

Cash and cash equivalents, beginning of year                                     4,493,834                 2,349,503

Cash and cash equivalents, end of period                                      $  4,327,374              $  2,924,579
                                                                              ============              ============





                                                  (continued)


                                  AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                  (UNAUDITED)


=================================================================================================================

                                                                                1999                   1998
                                                                        -------------------     -----------
Reconciliation of net loss to net
  cash used in operating activities:

Net loss                                                                      $ (1,764,991)        $   (1,129,091)

Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and amortization                                               1,154,519              1,253,489
     Equity in net (income) loss of affiliates and
         amortization of deferred income                                           165,215                 55,921
     Minority interests in net income of subsidiaries                               38,419               (207,587)
     Amortization of deferred interest and loan discount                            11,348                  9,940
     Amortization of deferred gain                                                (321,027)                 -
     Deferred income taxes                                                        (844,000)                 -

     Changes in assets and liabilities, net of effects of acquisition:

         Decrease in accounts receivable                                           623,581                 57,461
         Increase in prepaid expenses and
              other current assets                                                 (77,501)               (91,570)
         Increase in refundable income taxes                                      (335,932)              (887,391)
         Decrease in costs and estimated earnings
              in excess of billings                                                304,552                506,100
         Increase in other assets                                                 (343,346)              (223,776)

         Decrease in accounts payable                                           (1,586,806)              (360,136)
         Decrease in accrued payroll and other accrued
              expenses and current liabilities                                     (27,233)              (192,208)
         Decrease in accrued interest                                              (45,438)                (7,180)
         (Decrease) increase in deferred income                                    (29,503)               153,470
                                                                             -------------         --------------

Net cash used in operating activities                                        $  (3,078,143)        $   (1,062,558)
                                                                             ==============        ==============



                                See notes to consolidated financial statements.


                           AMERIHOST PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                  ===============================================


1.  BASIS OF PREPARATION:
    ---------------------

    The financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Amerihost Properties, Inc. and subsidiaries as of March 31, 1999 and December 31, 1998 and the results of its operations and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K. Certain reclassifications have been made to the 1998 financial statements in order to conform with the 1999 presentation.

2.  PRINCIPLES OF CONSOLIDATION:
    ----------------------------

    The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and partnerships in which the Company has a majority ownership interest. Significant intercompany accounts and transactions have been eliminated.

3.  INCOME (LOSS) PER SHARE:
    ------------------------

    Basic income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted income (loss) per share of common stock is computed by dividing the adjusted net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. The Company is a general partner in three partnerships where the limited partners have the right at certain times and under certain conditions to convert their limited partner interests into 249,350 shares of the Company's common stock. The following are the calculations of basic and diluted earnings per share:

                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                         1999              1998
                                                                                         ----              ----
   Net loss                                                                         $    (1,764,991)   $   (1,129,091)

   Impact of convertible partnership interests                                              (34,215)          (95,158)
                                                                                    ----------------    -------------
                                                                                    $    (1,799,206)   $   (1,224,249)
                                                                                    ================   ==============

   Weighted average common shares outstanding                                             6,077,725         6,212,762

   Dilutive effect of convertible partnership interests and
         common stock equivalents                                                           249,350           376,225

   Dilutive common shares outstanding                                                     6,327,075         6,588,987
                                                                                    ===============    ==============

   Basic net loss per share                                                         $        (0.29)    $       (0.18)
                                                                                    ===============    =============
   Diluted net loss per share                                                       $        (0.29)    $       (0.19)
                                                                                    ===============    =============



                           AMERIHOST PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                 ===============================================


4. INCOME TAXES:
   -------------

   Deferred income taxes are provided on the differences in the bases of the Company's assets and liabilities determined for tax and financial reporting purposes.

   The income tax expense (benefit) for the three months ended March 31, 1999 and 1998 was based on the Company's estimate of the effective tax rate expected to be applicable for the full year. The Company expects the effective tax rate to approximate the Federal and state statutory rates.

5. SUPPLEMENTAL CASH FLOW DATA:
   ----------------------------

   The following represents the supplemental schedule of noncash investing and financing activities for the three months ended March 31:
                                                              1999       1998
                                                            -------     -------

              Issuance of note payable in exchange for
                  partnership interest                     $  281,523   $   -

6. HOTEL LEASES:
   -------------

  The Company leases 35 hotels as of March 31, 1999 (including 30 sale/leaseback hotels - Note 8), the operations of which are included in the Company's consolidated financial statements. All of these leases are triple net and provide for monthly base rent payments ranging from $9,500 to $26,667. The Company leases or subleases three of these hotels from partnerships in which the Company owns equity interests of up to 16.33%. These three leases also provide for additional rent payments ranging from $36,000 to $72,000 per annum, plus percentage rents equal to 10% of room revenues in excess of stipulated amounts. The leases and sub-leases expire through March 23, 2009.

  The five leases, other than the sale/leaseback hotels, provide for an option to purchase the hotel. Some of the purchase prices are based upon a multiple of gross room revenues for the preceding twelve months with a specified maximum, and the others are based on a fixed amount. At March 31, 1999, the aggregate purchase price for these leased hotels was approximately $16,230,000.

  Limited partnership guaranteed distributions:
  ---------------------------------------------

  The Company is a general partner in three partnerships where the Company has guaranteed minimum annual distributions to the limited partners in the amount of 10% of their original capital contributions.

7. INVESTMENTS:
   ------------

   During the first three months of 1999, the Company acquired the remaining ownership interest in one hotel joint venture. The following is a summary of this acquisition:

              Fair value of assets acquired            $    1,570,109
              Cash acquired                                    85,314
                                                       --------------
              Liabilities assumed                      $    1,655,423
                                                       ==============

                           AMERIHOST PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                ================================================


8. SALE/LEASEBACK OF HOTELS:
   -------------------------

   On June 30, 1998, the Company completed the sale of 26 AmeriHost Inn(R) hotels to PMC Commercial Trust ("PMC") for $62.2 million. The company completed the sale of four additional AmeriHost Inn(R) hotels to PMC during March 1999 for $10.8 million. Upon the sales to PMC, the Company entered into agreements to lease back the hotels for an initial term of ten years, with two five year renewal options. The lease payments are fixed at 10% of the sale price for the first three years. Thereafter, the lease payments are subject to a CPI increase with a 2% annual maximum. The Company has deferred the gain on the sale of these hotels pursuant to sale/leaseback accounting. This deferral will be recognized over the initial term of the lease as a reduction of leasehold rent expense.

9.  BUSINESS SEGMENTS:
    ------------------

    Effective in 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way companies report information about operating segments in both interim and annual financial statements and related disclosures. The adoption did not change the Company's reportable segments. The Company's business is primarily involved in five segments: (1) hotel operations, consisting of the operations of all hotels in which the Company has a 100% or majority ownership or leasehold interest, (2) hotel franchising, (3) hotel development, consisting of development, construction and renovation activities, (4) hotel management, consisting of hotel management activities and (5) employee leasing, consisting  of the  leasing  of  employees  to  various  hotels.  Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, operating income, identifiable assets, capital expenditures and depreciation and amortization for the three months ended March 31, 1999 and 1998, for each business segment, which is the information utilized by the Company's decision makers in managing the business:

      Revenues                                     1999                1998
      --------                               ---------------      -------------

             Hotel operations                 $   12,443,391       $   7,490,686
             Hotel franchising                         -                   -
             Hotel development                       370,745           2,964,577
             Hotel management                        314,656             602,150
             Employee leasing                      1,590,155           2,980,296
                                              --------------       -------------
                                              $   14,718,947       $  14,037,709
                                              ==============       =============
      Operating costs and expenses
      ----------------------------

             Hotel operations                 $   10,503,140       $   6,736,491
             Hotel franchising                        87,381               -
             Hotel development                       403,551           2,810,991
             Hotel management                        284,821             345,966
             Employee leasing                      1,520,093           2,907,667
                                              --------------       -------------
                                              $   12,798,986       $  12,801,115
                                              ==============       =============

                           AMERIHOST PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                ================================================


9.       BUSINESS SEGMENTS (CONTINUED):
         ------------------------------

         Operating income                           1999               1998
         ----------------                      -------------     --------------

                Hotel operations              $     (955,263)     $    (759,325)
                Hotel franchising                    (87,381)             -
                Hotel development                    (39,345)           133,864
                Hotel management                      18,795            166,956
                Employee leasing                      69,162             71,729
                Corporate                           (391,336)          (365,991)
                                              ---------------     --------------
                                              $   (1,385,368)     $    (752,767)
                                              ===============     ==============
         Identifiable assets
         -------------------

                Hotel operations              $   99,211,614      $ 104,076,512
                Hotel franchising                    183,149              -
                Hotel development                    853,145          2,309,240
                Hotel management                     730,028            899,660
                Employee leasing                     944,976            978,985
                Corporate                          7,788,670          7,016,391
                                              --------------      -------------
                                              $  109,711,582      $ 115,280,788
                                              ==============      =============
         Capital Expenditures

                Hotel operations              $    3,740,065      $   3,901,292
                Hotel franchising                      -                  -
                Hotel development                      -                  2,596
                Hotel management                      24,329             18,126
                Employee leasing                       -                  1,380
                Corporate                              8,044              9,996
                                              --------------      -------------
                                              $    3,772,438      $   3,933,390
                                              ==============      =============
         Depreciation/Amortization

                Hotel operations              $    1,127,238      $   1,119,909
                Hotel franchising                      -                  -
                Hotel development                      6,539             19,721
                Hotel management                      11,040             89,227
                Employee leasing                         900                900
                Corporate                              8,802             23,732
                                              --------------      -------------
                                              $    1,154,519      $   1,253,489
                                              ==============      =============

                           AMERIHOST PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
               ==================================================


10. SUBSEQUENT EVENT:
    -----------------

   On May 3, 1999, the Company  commenced a "Dutch Auction"  whereby the Company offered to buy back shares of its common stock at a price within a specified range. The Company is committed to purchase up to 1,000,000 shares at a price determined by the tendering shareholders, ranging from $3.375 to $4.00 per share. This transaction is scheduled to close on June 3, 1999, unless extended by the Company. The Company plans to purchase the tendered shares with operational cash flow and, if necessary, proceeds from the line-of-credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

GENERAL

The Company is engaged in the development of AmeriHost Inn(R) hotels, its proprietary brand, and the ownership, operation and management of AmeriHost Inn(R) hotels and other mid-price hotels. As of March 31, 1999, there were 77 AmeriHost Inn(R) hotels open, of which 63 were wholly-owned or leased, one was majority-owned, 12 were minority-owned, and one was managed for an unrelated third party. A total of 15 AmeriHost Inn(R) hotels were opened during the past twelve months. The Company intends to use the AmeriHost Inn(R) brand when expanding its hotel operations segment. As of March 31, 1999, one wholly-owned AmeriHost Inn(R) hotel was under construction. Same room revenues for all AmeriHost Inn(R) hotels (including minority owned and managed only) increased approximately 9.3% during the first quarter of 1999, compared to the first quarter of 1998, attributable to an increase of $2.16 in average daily rate, and a 4.9% increase in occupancy. These results relate to the 65 AmeriHost Inn(R) hotels that were operating for at least thirteen full months during the three months ended March 31, 1999.

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

The results for the first three months of 1999 were consistent with the Company's primary objective of increasing the number of wholly-owned or leased, Consolidated AmeriHost Inn(R) hotels. Due to the Company's focus on developing and constructing a significant number of Consolidated AmeriHost Inn(R) hotels during 1998 and the first three months of 1999, as well as acquiring the remaining ownership interests in a significant number of AmeriHost Inn(R) hotels which were previously minority-owned, the Company recognized lower revenues from the development and construction of hotels for minority-owned and unrelated third parties during 1999. In addition, the Company disposed of one non-AmeriHost Inn(R) hotel during the past twelve months, as part of the Company's plan to invest all available resources into the AmeriHost Inn(R) hotel brand. Although this strategy has a short-term negative impact on revenues and earnings, the Company believes that the long-term benefits will be substantial.

Revenues from Consolidated AmeriHost Inn(R) hotels increased 140.6% to $10.0 million during the first quarter of 1999, from revenues of $4.2 million during the first quarter of 1998, due to the net addition of 33 Consolidated AmeriHost Inn(R) hotels during the past twelve months. Revenues from the hotel management and employee leasing segments decreased by 46.8% in total during the first quarter of 1999, due primarily to the acquisition of the remaining ownership interest in 25 minority-owned joint venture hotels during the last twelve months, 24 of which are AmeriHost Inn(R) hotels. Revenues from Consolidated non-AmeriHost Inn(R) hotels decreased 26.9% during the first quarter of 1999, compared to 1998, as a result of the disposition of one Consolidated non-AmeriHost Inn(R) hotel during the second quarter of 1998. Total revenues increased 4.9% to $14.7 million during the first quarter of 1999, from $14.0 million during the first quarter of 1998. The Company recorded a net loss of $1.8 million for the first quarter of 1999, or ($0.29) per diluted share, compared to a net loss of $1.1 million, or ($0.19) per diluted share in 1998.

After approximately 10 years of developing and using the AmeriHost Inn(R) name exclusively for the Company's own account and for joint ventures in which the Company maintains an ownership interest, the Company has decided to franchise the AmeriHost Inn(R) brand name. Currently, the Company is qualified to sell AmeriHost Inn(R) franchises in nearly all states and expects to be qualified in the remaining states by the end of the second quarter. To date, the Company has entered into one AmeriHost Inn(R) franchise agreement. However, the Company does not anticipate the franchising activity to have a significant impact on the operations of the Company in 1999, and there can be no assurance that the Company will be successful in selling AmeriHost Inn(R) franchises in the future.

The Company uses EBITDA as a supplemental performance measure, along with net income, to report its operating results. EBITDA is defined as net income before extraordinary items, adjusted to eliminate the impact of (i) interest expense;
(ii) interest and other income; (iii) leasehold rents for hotels, which the Company considers to be financing costs similar to interest; (iv) income tax expense (benefit), (v) depreciation and amortization; and (vi) gains or losses from property transactions. EBITDA should not be considered as an alternative to operating income (as determined in accordance with Generally Accepted Accounting Principles, "GAAP") as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. EBITDA, as defined by the Company, is included herein due to numerous requests by investors and analysts. Management believes that investors and analysts find it to be a useful tool for measuring the Company's ability to service debt. EBITDA increased 27.5% to $1.3 million during the three months ended March 31, 1999, from $1.0 million during the three months ended March 31, 1998. An EBITDA schedule is included herein.

On June 30, 1998, the Company completed the sale of 26 AmeriHost Inn(R) hotels to PMC Commercial Trust ("PMC") for $62.2 million. The Company sold an additional four AmeriHost Inn(R) hotels to PMC during March 1999 for $10.8 million. Upon the sale to PMC, the Company entered into agreements to lease back the hotels for an initial term of ten years, with two five year renewal options. The lease payments are fixed at 10% of the sale price for the first three years. Thereafter, the lease payments are subject to a CPI increase with a 2% annual maximum. The Company has deferred the gain on the sale of these hotels pursuant to sale/leaseback accounting. This deferral will be recognized over the initial term of the lease as a reduction of leasehold rent expense.

Amerihost had an ownership interest in 89 hotels at March 31, 1999 versus 80 hotels at March 31, 1998 (excluding hotels under construction). This increased ownership was achieved primarily through the development of AmeriHost Inn(R) hotels for the Company's own account and for minority-owned entities. These figures include a net increase of 32 Consolidated hotels, from 41 at March 31, 1998 to 73 at March 31, 1999.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

Revenues increased 4.9% to $14.7 million during the three months ended March 31, 1999, from $14.0 million during the three months ended March 31, 1998. The increase in revenue from the Consolidated AmeriHost Inn(R) hotels was partially offset by the decreases from the hotel management and employee leasing segments, a decrease from the hotel development and construction segment, as well as the decrease from non-AmeriHost Inn(R) hotel operations.

Hotel operations revenue increased 66.1% to $12.4 million during the three months ended March 31, 1999, from $7.5 million during the three months ended March 31, 1998. Revenues from Consolidated AmeriHost Inn(R) hotels increased 140.6% to $10.0 million during the three months ended March 31, 1999, from $4.2 million during the three months ended March 31, 1998. These increases were attributable primarily to the net addition of 33 Consolidated AmeriHost Inn(R) hotels from April 1, 1998 through March 31, 1999, including the addition of eight newly constructed Consolidated AmeriHost Inn(R) hotels and the acquisition of additional ownership interests in 26 existing hotels causing them to become Consolidated AmeriHost Inn(R) hotels. In addition, same room revenues for the Consolidated AmeriHost Inn(R) hotels increased 11.2%. The increase in Consolidated AmeriHost Inn(R) hotel revenue was offset by a 26.9% decrease in Consolidated other brand hotel revenue during the three month period. This decrease was the result of the sale of one non-AmeriHost Inn(R) Consolidated hotel. The hotel operations segment included the operations of 73 Consolidated hotels (including 64 AmeriHost Inn(R) hotels) comprising 5,160 rooms at March 31, 1999, compared to 41 Consolidated hotels (including 31 AmeriHost Inn(R) hotels) comprising 3,275 rooms at March 31, 1998. After considering the Company's ownership interest in the majority-owned Consolidated hotels, this translates to 4,891 and 2,955 equivalent owned rooms as of March 31, 1999 and 1998, respectively, or an increase of 65.6%. Recently, the Company has experienced an increase in competition in certain markets, primarily from newly constructed hotels. As a result, there is increased downward pressure on occupancy levels and average daily rates. The Company believes that as the number of AmeriHost Inn(R) hotels increases, the greater the benefits will be at all locations from marketplace recognition and repeat business. In addition, the Company typically builds new hotels in growing markets where it anticipates a certain level of additional hotel development.

Hotel development revenue decreased 87.5% to $370,745 during the three months ended March 31, 1999, from $3.0 million during the three months ended March 31, 1998. Hotel development revenues are directly related to the number of hotels being developed and constructed for minority-owned entities or unrelated third parties. The Company was constructing one hotel for a minority-owned entity during the first quarter of 1999, compared to five hotels during the three months ended March 31, 1998. The Company also had several additional projects in various stages of pre-construction development during both three month periods.

Hotel management revenue decreased 47.7% to $314,656 during the three months ended March 31, 1999, from $602,150 during the three months ended March 31, 1998. The number of hotels managed for third parties and minority-owned entities decreased from 47 hotels, representing 3,655 rooms, at March 31, 1998 to 20 hotels, representing 1,817 rooms, at March 31, 1999. The addition of management contracts for five newly constructed hotels (312 rooms) was more than offset by the termination of three management contracts (187 rooms) with minority-owned entities as a result of the sale of the hotels (non-AmeriHost Inn(R) hotels), the termination of 25 management contracts (1,604 rooms) with minority-owned hotels which became Consolidated hotels due to the Company acquiring additional ownership interests, and the termination of four management contracts for hotels with unrelated third parties (359 rooms) as a result of the sale of the hotels in two of the four instances.

Employee leasing revenue decreased 46.6% to $1.6 million during the three months ended March 31, 1999, from $3.0 million during the three months ended March 31, 1998, due primarily to the reduction in hotels managed for minority-owned entities and unrelated third parties as described above, and the associated decrease in payroll costs which is the basis for the employee leasing revenue.

Total operating costs and expenses remained constant at $12.8 million during the three months ended March 31, 1999 and March 31, 1998, or 87.0% and 91.2% of total revenues during the three months ended March 31, 1999 and 1998, respectively. Operating costs and expenses in the hotel operations segment increased 55.9% to $10.5 million during the three months ended March 31, 1999, from $6.7 million during the three months ended March 31, 1998. This increase resulted primarily from the net addition of 32 Consolidated hotels to this segment and is directly related to the 140.6% increase in Consolidated AmeriHost Inn(R) revenues during the three months ended March 31, 1999, offset by the 26.9% decrease in non-AmeriHost Inn(R) hotel revenues during the three months ended March 31, 1999. Hotel operations segment operating costs and expenses as a percentage of segment revenue decreased to 84.4% during the three months ended March 31, 1999, from 89.9% during the three months ended March 31, 1998. Operating costs and expenses as a percentage of revenues from the Consolidated AmeriHost Inn(R) hotels decreased to 81.2% during the three months ended March 31, 1999, from 88.3% during the three months ended March 31, 1998.

Operating costs and expenses for the hotel development segment decreased 85.6% to $403,551 during the three months ended March 31, 1999, from $2.8 million during the three months ended March 31, 1998, consistent with the 87.5% decrease in hotel development revenues for the three months ended March 31, 1999. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased during the three months ended March 31, 1999 due primarily to the overall decrease in the level of hotel development and construction activity performed for minority-owned entities and unrelated third parties and the relatively higher level of construction activity performed in 1999 compared to 1998, versus the level of pre-construction development activity. Construction activity has significantly higher operating costs compared to the pre-construction development activity. Hotel management segment operating costs and expenses decreased 17.7% to $284,821 during the three months ended March 31, 1999, from $345,966 during the three months ended March 31, 1998. This decrease was due to the decrease in the number of hotels managed for minority-owned hotels and unaffiliated third parties, offset by the allocation of preopening costs associated with the hotels opened during the three months ended March 31, 1998. Beginning in 1999, all preopening costs are expensed as incurred. Employee leasing operating costs and expenses decreased 47.7% to $1.5 million during the three months ended March 31, 1999, from $2.9 million during the three months ended March 31, 1998, which is consistent with the 46.6% decrease in segment revenue for the three months ended March 31, 1999.

Depreciation and amortization expense decreased 7.9% to $1.2 million during the three months ended March 31, 1999, from $1.3 million during the three months ended March 31, 1998. The decrease was primarily attributable to the completion of the sale and leaseback of 26 hotels on June 30, 1998, plus four additional hotels in March 1999, partially offset by the net addition of 32 Consolidated hotels to the hotel operations segment and the resulting depreciation and amortization therefrom. The Company does not recognize any depreciation on the assets sold in the sale/leaseback transaction.

Leasehold rents - hotels increased 349.2% to $1.8 million during the three months ended March 31, 1999, from $393,612 during the three months ended March 31, 1998. This increase was due primarily to the sale and leaseback transaction with PMC. The Company anticipates leasehold rents - hotels to continue increasing going forward as a result of the sale/leaseback transaction.

Corporate general and administrative expense increased 11.8% to $382,535 during the three months ended March 31, 1999, from $342,260 during the three months ended March 31, 1998, which can be attributed primarily to the overall growth of the Company.

The Company's operating loss increased 84.0% to ($1.4) million during the three months ended March 31, 1999, from ($752,767) during the three months ended March 31, 1998. The following discussion of operating income by segment is exclusive of any corporate general and administrative expense. Operating loss from Consolidated AmeriHost Inn(R) hotels increased 26.4% to ($365,537) during the three months ended March 31, 1999, from ($289,218) during the three months ended March 31, 1998. This increase in operating loss was due to the significant number of Consolidated AmeriHost Inn(R) hotels still operating in 1999 during their pre-stabilization period when revenues are typically lower, and the increased impact of seasonality as the number of Consolidated AmeriHost Inn(R) hotels has grown, offset by the increase in same room revenues. Operating income from the hotel development segment decreased to a loss of ($39,345) during the three months ended March 31, 1999, from income of $133,864 during the three months ended March 31, 1998. The fluctuation in hotel development operating income was due to the timing of hotels developed and constructed for third parties and minority-owned entities during the first quarter of 1999, compared with the first quarter of 1998, and the overall decrease in the number of hotels developed and constructed for minority-owned entities and unrelated third parties. The hotel management segment operating income decreased 88.7% to $18,795 during the three months ended March 31, 1999, from $166,956 during the three months ended March 31, 1998. This decrease was due primarily to the significant decrease in the number of hotels managed for minority owned and unaffiliated entities, and the expensing of start-up costs as incurred during 1999. Employee leasing operating income decreased 3.6% to $69,162 during the three months ended March 31, 1999, from $71,729 during the three months ended March 31, 1998, due to the decrease in employee leasing agreements with minority-owned entities and unrelated third parties.

Interest expense increased 5.6% to $1.6 million during the three months ended March 31, 1999, from $1.5 million during the three months ended March 31, 1998. The increase was attributable to the additional mortgage financing of newly constructed and acquired Consolidated AmeriHost Inn(R) hotels, offset by the sale and leaseback transaction with PMC, whereby the Company did not recognize any interest expense on the sold hotels after the sale date.

The Company's share of equity in income (loss) of affiliates decreased to ($165,215) during the three months ended March 31, 1999, from ($55,921) during the three months ended March 31, 1998. The fluctuation in equity of affiliates during the three months ended March 31, 1999, compared to the three months ended March 31, 1998, was primarily due to the sale of a minority owned hotel at a significant gain during the first quarter of 1998 and the acquisition of a significant number of minority owned hotels by the Company after March 31, 1998 resulting in 100% ownership positions. Distributions from affiliates were $37,229 during the three months ended March 31, 1999, compared to $238,332 during the three months ended March 31, 1998.

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

During the first three months of 1999, the Company used cash for operations of $3.1 million, compared to using $1.1 million during the first three months of 1998, or an increase in cash used by operations of $2.0 million. The decrease in cash flow from operations during the first three months of 1999, when compared to 1998, can be attributed to the increasing impact of seasonality and the significant number of hotels operating during their pre-stabilization period as the number of Consolidated hotels increased from 41 hotels at March 31, 1998 to 73 hotels at March 31, 1999. In addition, the first quarter of 1999 had significantly less revenue from the development and construction of hotels for minority-owned entities, as the Company continued to focus on the construction of wholly owned hotels.

The Company invests cash in three principal areas: (i) the purchase of property and equipment through the construction and renovation of Consolidated hotels;
(ii) the purchase of equity interests in hotels; and (iii) the making of loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. During the first three months of 1999, the Company received $8.9 million from investing activities compared to using $5.4 million during the first three months of 1998. During the first three months of 1999, the Company received $12.8 million from the sale of five hotels, used $3.8 million to purchase property and equipment for Consolidated AmeriHost Inn(R) hotels, and used $257,121 for investments in and advances to affiliates, net of distributions and collections. During the first three months of 1998, the Company used cash primarily for the purchase of $3.9 million in property and equipment for Consolidated AmeriHost Inn(R) hotels, used $647,558 for investments in and advances to affiliates, net of distributions and collections, and used $731,107 for the acquisition of hotel partnership interests, net of cash acquired.

Cash used in financing activities was $6.0 million during the first three months of 1999 compared to cash provided by financing activities of $7.0 million during the first three months of 1998. In 1999, the primary factors were principal repayments of $9.0 million, including the repayment of mortgages in connection with the sale of hotels, offset by $5.1 million in proceeds from the mortgage financing of Consolidated hotels, and net repayments of $2.0 million on the Company's operating line-of-credit. In 1998, the contributing factors were proceeds of $3.3 million from the mortgage financing of Consolidated hotels, net of principal repayments, and $3.8 million in net proceeds from the Company's operating line-of-credit.

At March 31, 1999, the Company had zero outstanding under its operating line-of-credit. The operating line-of-credit (i) has a limit of $7.0 million
(ii) is collateralized by a security interest in certain of the Company's assets, including its interest in various joint ventures; (iii) bears interest at an annual rate equal to the lending bank's base rate plus 1/2% (with a minimum interest rate of 7.5%); and (iv) matures October 15, 1999. At March 31, 1999, the Company also had outstanding $2.25 million of its 7% Subordinated Notes which are unsecured obligations due October 9, 1999 and which pay interest quarterly. Pursuant to the terms of the 7% Subordinated Notes, no dividends may be paid on any capital stock of the Company until the 7% Subordinated Notes have been paid in full. At the Company's sole discretion, the 7% Subordinated Notes may be prepaid at any time without penalty. The Company plans to repay the 7% Subordinated Notes when due with operational cash flow and, if necessary, proceeds from its line-of-credit.

On May 3, 1999, the Company commenced a "Dutch Auction," whereby the Company offered to buy back shares of its common stock at a price within a specified range. The Company is committed to purchase up to 1,000,000 shares at a price determined by the tendering shareholders, ranging from $3.375 to $4.00 per share. This transaction is scheduled to close on June 3, 1999, unless extended by the Company. The Company plans to purchase the tendered shares with operational cash flow and, if necessary, proceeds from its line-of-credit.

In March 1998, the Company's Board of Directors authorized the repurchase, from time to time on the open market, of up to $1.0 million of Common Stock over the next year. Through March 31, 1999, the Company repurchased 146,100 shares of the Company's Common Stock for approximately $557,000.

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

SEASONALITY

The lodging industry, in general, is seasonal by nature. The Company's hotel revenues are generally greater in the second and third calendar quarters than in the first and fourth quarters due to weather conditions in the markets in which the Company's hotels are located, as well as general business and leisure travel trends. This seasonality can be expected to continue to cause quarterly fluctuations in the Company's revenues, and is expected to have a greater impact as the number of Consolidated hotels increases. Quarterly earnings may also be adversely affected by events beyond the Company's control, such as extreme weather conditions, economic factors and other general factors affecting travel. In addition, hotel construction is seasonal, depending upon the geographic location of the construction projects. Construction activity in the Midwest may be slower in the first and fourth calendar quarters due to weather conditions.

INFLATION

Management does not believe that inflation has had, or is expected to have, any significant adverse impact on the Company's financial condition or results of operations for the periods presented.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative or hedging activities.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

All statements contained herein that are not historical facts, including, but not limited to, statements regarding the Company's hotels under construction and the operation of AmeriHost Inn(R) hotels are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as the introduction of new hotels or renovation of existing hotels in the same markets; changes in travel patterns which could affect demand for the Company's hotels; changes in development and operating costs, including labor, construction, land, equipment, and capital costs; general business and economic conditions; and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.




Item 3. Quantitative And Qualitative Disclosures About Market Risk
-------

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

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   SCHEDULE OF EARNINGS BEFORE INTEREST/RENT,
                       TAXES AND DEPRECIATION/AMORTIZATION
                                   (UNAUDITED)

================================================================================

                                                   Three Months Ended
                                                        March 31,
                                                 -----------------------
                                               1999                  1998
                                          --------------        ---------------

Revenue                                   $   14,718,947        $   14,037,709


Operating costs and expenses                  12,798,986            12,801,115


                                               1,919,961             1,236,594

Corporate general and administrative            (382,535)             (342,260)

Equity in net income and losses
   of affiliates                                (165,215)              (55,921)


Earnings before minority interests             1,372,211               838,413

Minority interests in earnings of
   consolidated subsidiaries and
   partnerships                                  (38,419)              207,587


Earnings before interest/rent, taxes
  and depreciation/amortization           $    1,333,792        $    1,046,000
                                          ==============        ==============

                           PART II: Other Information

Item 6.      Exhibits and Reports on Form 8-K:
------
             (a)       Exhibits:

                       Exhibit No.
                       -----------
                          27.0     Financial Data Schedule


             (b)       Reports on Form 8-K:

                       There were no reports on Form 8-K filed during this period covered by this report.




Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           AMERIHOST PROPERTIES, INC.
                           --------------------------
                                   Registrant


   Date:  May 13, 1999
                                By: /s/ James B. Dale
                                    ----------------------
                                   James B. Dale
                                   Treasurer/Senior Vice President, Finance



                                By: /s/ Michael E. Kirk
                                    -----------------------
                                    Michael E. Kirk
                                    Corporate Controller