Form 10-Q
period 1999-06-30
AMERIHOST PROPERTIES INC
filed 1999-08-13
CIK 778423

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           For the quarterly period ended      JUNE 30, 1999
                                                          ---------------------

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

As of August 12, 1999, 5,243,470 shares of the Registrant's Common Stock were outstanding.

================================================================================

                           AMERIHOST PROPERTIES, INC.

                                    FORM 10-Q

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999



                                      INDEX



                       PART I: Financial Information                        Page
                       -----------------------------                        ----

Item 1 - Financial Statements -

     Consolidated Balance Sheets as of June 30, 1999
               and December 31, 1998                                           4

     Consolidated Statements of Operations for the Three and
               Six Months Ended June 30, 1999 and 1998                         6

     Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 1999 and 1998                                    7

     Notes to Consolidated Financial Statements                                9

Item 2 - Management's Discussion and Analysis                                 13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk           19

Schedule of Earnings Before Interest/Rent, Taxes and
    Depreciation/Amortization for the Six Months
    Ended June 30, 1999 and 1998                                              20


                         PART II: Other Information
                         --------------------------

Item 4 - Submission of Matters to a Vote of Securities Holders                21

Item 6 - Exhibits and Reports on Form 8-K                                     21

Signatures                                                                    21

                          Part I: Financial Information

                          Item 1: Financial Statements

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

================================================================================

                                                               June 30,     December 31,
                                                                1999           1998
                                                            ------------   ------------
              ASSETS


Current assets:
    Cash and cash equivalents                               $  5,179,414   $  4,493,834
    Accounts receivable (including $497,580 and $290,859
       from related parties)                                   2,919,772      2,931,216
    Notes receivable, current portion                             68,061        168,061
    Prepaid expenses and other current assets                    875,176        902,457
    Refundable income taxes                                    1,231,609      1,261,194
    Costs and estimated earnings in excess of billings on
       uncompleted contracts with related parties                334,021        649,858
                                                            ------------   ------------

         Total current assets                                 10,608,053     10,406,620
                                                            ------------   ------------


Investments in and advances to unconsolidated
         hotel joint ventures                                  5,761,278      5,331,247
                                                            ------------   ------------


Property and equipment:
    Land                                                      10,656,043     11,170,463
    Buildings                                                 68,472,857     68,405,566
    Furniture, fixtures and equipment                         19,841,617     19,081,593
    Construction in progress                                   1,628,188      6,743,319
    Leasehold improvements                                     1,015,342      1,156,174
                                                            ------------   ------------
                                                             101,614,047    106,557,115

    Less accumulated depreciation and amortization            15,660,953     15,219,135
                                                            ------------   ------------
                                                              85,953,094     91,337,980
                                                            ------------   ------------

Notes receivable, less current portion                         1,154,425      1,181,962

Deferred income taxes                                          4,569,000      3,904,000

Other assets, net of accumulated amortization of
    $1,812,334 and $1,602,338                                  3,080,465      3,118,979
                                                            ------------   ------------
                                                               8,803,890      8,204,941

                                                            $111,126,315   $115,280,788
                                                            ============   ============




                                   (continued)

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                     June 30,        December 31,
                                                                       1999              1998
                                                                   -------------    -------------

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                               $   2,414,409    $   5,638,250
    Bank line-of-credit                                                4,110,395        1,961,213
    Accrued payroll and related expenses                               1,292,761        1,180,674
    Accrued real estate and other taxes                                2,377,503        2,285,333
    Other accrued expenses and current liabilities                       943,121          756,308
    Current portion of long-term debt                                  5,526,924        5,508,498
                                                                   -------------    -------------

         Total current liabilities                                    16,665,113       17,330,276
                                                                   -------------    -------------


Long-term debt, net of current portion                                65,621,679       66,332,566
                                                                   -------------    -------------

Deferred income                                                       14,736,472       13,164,007
                                                                   -------------    -------------

Commitments

Minority interests                                                       133,284          138,131
                                                                   -------------    -------------


Shareholders' equity:
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                          --               --
    Common stock, $.005 par value; authorized 25,000,000 shares;
       issued and outstanding 5,243,445 shares at June 30,
       1999, and 6,089,550 shares at December 31, 1998                    26,217           30,448
    Additional paid-in capital                                        14,005,767       17,380,295
    Retained earnings                                                    374,658        1,341,940
                                                                   -------------    -------------
                                                                      14,406,642       18,752,683
    Less:
         Stock subscriptions receivable                                 (436,875)        (436,875)
                                                                   -------------    -------------
                                                                      13,969,767       18,315,808
                                                                   -------------    -------------
                                                                   $ 111,126,315    $ 115,280,788
                                                                   =============    =============



                 See notes to consolidated financial statements.

                  AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
          ============================================================
                                               Three Months Ended June 30,       Six Months Ended June 30,
                                                   1999            1998            1999            1998
                                               ------------    ------------    ------------    ------------

Revenue:
  Hotel operations:
                   AmeriHost Inn(R)hotels      $ 13,189,350    $  7,683,567    $ 23,197,646    $ 11,843,573
                   Other hotels                   3,663,335       4,230,059       6,098,430       7,560,739
  Development and construction                      189,287       3,508,010         560,032       6,472,587
  Management services                               340,418         701,663         655,074       1,303,813
  Employee leasing                                1,626,861       2,769,635       3,217,016       5,749,931
  Franchising                                        79,000            --            79,000            --
                                               ------------    ------------    ------------    ------------

                                                 19,088,251      18,892,934     33,807,198       32,930,643
                                               ------------    ------------    ------------    ------------

Operating costs and expenses:
  Hotel operations:
                   AmeriHost Inn(R)hotels         8,625,997       5,109,296      16,749,198       8,782,961
                   Other hotels                   2,700,418       3,039,192       5,080,357       6,102,018
  Development and construction                      168,004       3,224,753         571,555       6,035,744
  Management services                               226,354         392,490         511,175         738,456
  Employee leasing                                1,613,840       2,716,232       3,133,933       5,623,899
  Franchising                                       105,235            --           192,616            --
                                               ------------    ------------    ------------    ------------
                                                 13,439,848      14,481,963      26,238,834      27,283,078
                                               ------------    ------------    ------------    ------------

                                                  5,648,403       4,410,971       7,568,364       5,647,565

  Depreciation and amortization                   1,388,882       1,543,932       2,543,401       2,797,421
  Leasehold rents - hotels                        1,943,844         534,604       3,712,119         928,216
  Corporate general and administrative              394,660         388,460         777,195         730,720
                                               ------------    ------------    ------------    ------------
Operating income                                  1,921,017       1,943,975         535,649       1,191,208

Other income (expense):
  Interest expense                               (1,617,993)     (2,087,785)     (3,171,580)     (3,558,874)
  Interest income                                   382,190         157,892         615,993         259,014
  Other income                                      490,172          40,578         505,967          98,555
  Gain on sale of property                             --           161,191            --           161,191
  Equity in net income and losses
     of affiliates                                  204,931         100,978          39,716          45,057
                                               ------------    ------------    ------------    ------------
Income (loss) before minority
    interests and income taxes                    1,380,317         316,829      (1,474,255)     (1,803,849)

Minority interests in (income) loss of
  consolidated subsidiaries and partnerships        (51,608)         25,541         (90,027)        233,128
                                               ------------    ------------    ------------    ------------
Income (loss) before income taxes                 1,328,709         342,370      (1,564,282)     (1,570,721)

Income tax expense (benefit)                        531,000         140,000        (597,000)       (644,000)
                                               ------------    ------------    ------------    ------------
Income (loss) before extraordinary item             797,709         202,370        (967,282)       (926,721)

Extraordinary item - early extinguishment
  of debt, net of income tax (Note 8)                  --          (332,738)           --          (332,738)
                                               ------------    ------------    ------------    ------------

Net income (loss)                              $    797,709    $   (130,368)   $   (967,282)   $ (1,259,459)
                                               ============    ============    ============    ============

Income (loss) per share - Basic, before
   extraordinary item                          $       0.14    $       0.03    $      (0.16)   $      (0.15)
Net income (loss) per share - Basic            $       0.14    $      (0.02)   $      (0.16)   $      (0.20)

Income (loss) per share - Diluted, before
   extraordinary item                          $       0.13    $       0.03    $      (0.16)   $      (0.16)
Net income (loss) per share - Diluted          $       0.13    $      (0.02)   $      (0.16)   $      (0.21)


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)
          ============================================================

                                                            1999             1998
                                                        ------------    ------------
Cash flows from operating activities:

     Cash received from customers                       $ 34,598,891    $ 33,776,529
     Cash paid to suppliers and employees                (34,575,439)    (31,194,600)
     Interest received                                       541,586         401,399
     Interest paid                                        (3,194,130)     (3,562,132)
     Income taxes (paid) received                            (38,415)        627,311
                                                        ------------    ------------
Net cash (used in) provided by operating activities       (2,673,137)         48,507
                                                        ------------    ------------

Cash flows from investing activities:

     Distributions, and collections on advances,
          from affiliates                                    526,215         565,547
     Purchase of property and equipment                   (5,223,273)     (7,606,572)
     Purchase of investments in, and advances
          to, minority owned affiliates                     (967,500)     (1,624,143)

     Acquisitions of partnership interests,
                                 net of cash acquired        260,648      (2,936,962)
     Collections on notes receivable                         127,537          82,942
     Preopening and management contract costs                   --          (133,938)
     Proceeds from sale of assets                         12,795,197      64,443,899
                                                        ------------    ------------
Net cash provided by investing activities                  6,997,528      52,790,773
                                                        ------------    ------------

Cash flows from financing activities:

     Proceeds from issuance of long-term debt              7,115,492       9,385,888
     Principal payments on long-term debt                 (9,429,852)    (46,727,686)
     Net proceeds from line of credit                      2,149,182       2,068,246
     Decrease in minority interest                           (94,874)        (39,074)
     Common stock repurchases                             (3,378,759)       (142,424)
                                                        ------------    ------------
Net cash used in financing activities                     (3,638,811)    (35,455,050)
                                                        ------------    ------------
Net increase in cash                                         685,580      17,384,230

Cash and cash equivalents, beginning of year               4,493,834       2,349,503
                                                        ------------    ------------
Cash and cash equivalents, end of period                $  5,179,414    $ 19,733,733
                                                        ============    ============





                                   (continued)

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)
          ============================================================

                                                                                          1999            1998
                                                                                       -----------    -----------

Reconciliation of net loss to net cash (used in) provided by operating activities:

Net loss                                                                               $  (967,282)   $(1,259,459)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

     Depreciation and amortization                                                       2,543,401      2,797,421
     Equity in net (income) loss of affiliates and
             amortization of deferred income                                               (42,531)       (46,119)
     Minority interests in net income of subsidiaries                                       90,027       (233,128)
     Amortization of deferred interest and loan discount                                    22,696         19,880
     Amortization of deferred gain                                                        (701,100)          --
     Deferred income taxes                                                                (665,000)    (6,749,000)
     Gain on sale of investments, property and equipment                                      --         (161,191)

     Changes in assets and liabilities, net of effects of acquisition:

             Decrease in accounts receivable                                               120,686        337,644
             Increase in prepaid expenses and
               other current assets                                                        (46,838)       (75,512)
             Decrease in reserve on note receivable                                        (75,000)          --
             Decrease in refundable income taxes                                            29,585      2,342,734
             Decrease in costs and estimated earnings
                 in excess of billings                                                     315,837        236,189
             Increase in other assets                                                     (316,033)      (850,644)

             Decrease in accounts payable                                               (3,244,094)    (1,522,288)
             Increase in accrued payroll and other accrued
                 expenses and current liabilities                                          383,552        470,728
             Decrease in accrued interest                                                  (45,246)       (25,954)
             (Decrease) increase in deferred income                                        (75,797)       377,629
             Increase in accrued income taxes                                                 --        4,389,577
                                                                                       -----------    -----------
Net cash (used in) provided by operating activities                                    $(2,673,137)   $    48,507
                                                                                       ===========    ===========



                 See notes to consolidated financial statements.

                           AMERIHOST PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
          ============================================================

1.   BASIS OF PREPARATION:
     ---------------------

     The financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Amerihost Properties, Inc. and subsidiaries as of June 30, 1999 and December 31, 1998 and the results of its operations and cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K. Certain reclassifications have been made to the 1998 financial statements in order to conform with the 1999 presentation.

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

                                                Three Months Ended June 30,             Six Months Ended June 30,
                                            ---------------------------------        --------------------------------
                                                 1999             1998                    1999              1998
                                           --------------    ----------------       ---------------  ----------------

   Income (loss) before extraordinary item $      797,709    $       203,370        $      (967,282)   $     (926,721)
   Extraordinary item                              -                (332,738)                 -              (332,738)
                                           --------------     --------------        ---------------    --------------
   Net income (loss)                              797,709           (130,368)              (967,282)       (1,259,459)
   Impact of convertible
         partnership interests                    (13,730)           (30,931)               (47,945)         (126,089)
                                           --------------    ---------------        ---------------    ---------------
   Net income (loss) available to
         common shareholders               $      783,979    $      (161,299)       $    (1,015,227)   $   (1,385,548)
                                           ==============    ================       ================   ===============

   Weighted average common
         shares outstanding                     5,846,627          6,196,525              5,947,294         6,203,553
   Dilutive effect of convertible
         partnership interests and
         common stock equivalents                 299,371            376,225                249,350           376,225

   Dilutive common shares outstanding           6,145,998          6,572,750              6,196,644         6,579,778
                                           ==============    ===============        ===============    ==============

   Income (loss) per share - Basic, before
      extraordinary item                   $         0.14    $         0.03         $        (0.16)    $       (.015)

      Extraordinary item                            -                 (0.05)                 -                 (0.05)
                                           --------------    ---------------        ---------------    ---------------
Net income (loss) per share - Basic        $         0.14    $        (0.02)        $        (0.16)    $       (0.20)
                                           ==============    ===============        ===============    ==============
Income (loss) per share - Diluted, before
   extraordinary item                      $         0.13    $         0.03         $        (0.16)    $       (0.16)

      Extraordinary item                            -                 (0.05)                 -                 (0.05)
                                           --------------    ---------------        ---------------    ---------------
Net income (loss) per share - Diluted      $         0.13    $        (0.02)        $        (0.16)    $       (0.21)
                                           ==============    ===============        ===============    ==============

4.   INCOME TAXES:
     -------------

     Deferred income taxes are provided on the differences in the bases of the Company's assets and liabilities determined for tax and financial reporting purposes.

     The income tax expense (benefit) for the six months ended June 30, 1999 and 1998 was based on the Company's estimate of the effective tax rate expected to be applicable for the full year. The Company expects the effective tax rate to approximate the Federal and state statutory rates.

5.   HOTEL LEASES:
     -------------

     The Company leases 35 hotels as of June 30, 1999 (including 30 sale/leaseback hotels - Note 8), the operations of which are included in the Company's consolidated financial statements. All of these leases are triple net and provide for monthly base rent payments ranging from $9,500 to $26,667. The Company leases or subleases three of these hotels from partnerships in which the Company owns equity interests of up to 16.33%. These three leases also provide for additional rent payments ranging from $36,000 to $72,000 per annum, plus percentage rents equal to 10% of room revenues in excess of stipulated amounts. The leases and sub-leases expire through March 23, 2009.

     The five leases, other than the sale/leaseback hotels, provide for an option to purchase the hotel. Some of the purchase prices are based upon a multiple of gross room revenues for the preceding twelve months with a specified maximum, and the others are based on a fixed amount. At June 30, 1999, the aggregate purchase price for these leased hotels was approximately $16,230,000 (Note 10).

6. LIMITED PARTNERSHIP GUARANTEED DISTRIBUTIONS:
   ---------------------------------------------

     The Company is a general partner in three partnerships where the Company has guaranteed minimum annual distributions to the limited partners in the amount of 10% of their original capital contributions.

7.   INVESTMENTS:
     ------------

     Effective January 1, 1999, the Company acquired the remaining ownership interest in one hotel joint venture. The following is a summary of this acquisition:

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

     In connection with the sale of the 26 hotels in 1998, the Company expensed deferred loan costs in the amount of $332,738, net of income taxes, associated with the early extinguishment of mortgage debt.

9.   BUSINESS SEGMENTS:
     ------------------

     Effective in 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way companies report information about operating segments in both interim and annual financial statements and related disclosures. The adoption did not change the Company's reportable segments. The Company's business is primarily involved in five segments: (1) hotel operations, consisting of the operations of all hotels in which the Company has a 100% or majority ownership or leasehold interest, (2) hotel franchising, (3) hotel development, consisting of development, construction and renovation activities, (4) hotel management, consisting of hotel management activities and (5) employee leasing, consisting of the leasing of employees to various hotels. Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, operating income, identifiable assets, capital expenditures and depreciation and amortization for the six months ended June 30, 1999 and 1998, for each business segment, which is the information utilized by the Company's decision makers in managing the business:

         Revenues                                1999                1998
         --------                           ---------------      --------------

                Hotel operations             $   29,296,076       $  19,404,312
                Hotel franchising                    79,000               -
                Hotel development                   560,032           6,472,587
                Hotel management                    655,074           1,303,813
                Employee leasing                  3,217,016           5,749,931
                                             --------------       -------------
                                             $   33,807,198       $  32,930,643
                                             ==============       =============
         Operating costs and expenses
         ----------------------------

                Hotel operations             $   21,829,555       $  14,884,979
                Hotel franchising                   192,616               -
                Hotel development                   571,555           6,035,744
                Hotel management                    511,175             738,456
                Employee leasing                  3,133,933           5,623,899
                                             --------------       -------------
                                             $   26,238,834       $  27,283,078
                                             ==============       =============

         Operating income
         ----------------

                Hotel operations             $    1,280,699       $   1,063,129
                Hotel franchising                  (113,616)              -
                Hotel development                   (24,601)            399,064
                Hotel management                    121,818             382,966
                Employee leasing                     81,078             124,232
                Corporate                          (809,729)           (778,183)
                                             ---------------      --------------
                                             $      535,649       $   1,191,208
                                             ==============       ==============

         Identifiable assets
         -------------------

                Hotel operations             $  101,605,819       $ 104,076,512
                Hotel franchising                   155,198               -
                Hotel development                   576,480           2,309,240
                Hotel management                    630,718             899,660
                Employee leasing                    710,875             978,985
                Corporate                         7,447,225           7,016,391
                                             --------------       -------------
                                             $  111,126,315       $ 115,280,788
                                             ==============       =============
         Capital Expenditures
         --------------------

                Hotel operations             $    5,279,232       $   7,515,169
                Hotel franchising                     6,598               -
                Hotel development                       144              52,596
                Hotel management                     51,017              22,747
                Employee leasing                      -                   1,380
                Corporate                            17,913              14,680
                                             --------------       -------------
                                             $    5,354,904       $   7,606,572
                                             ==============       =============
         Depreciation/Amortization
         -------------------------

                Hotel operations             $    2,473,703       $   2,527,987
                Hotel franchising                     -                   -
                Hotel development                    13,078              37,779
                Hotel management                     22,080             182,392
                Employee leasing                      2,006               1,800
                Corporate                            32,534              47,463
                                             --------------       -------------
                                             $    2,543,401       $   2,797,421
                                             ==============       =============

10.  SUBSEQUENT EVENT:
     -----------------

     On July 1, 1999, the Company sold two hotels for a total gross sales price of $5.5 million. In conjunction with the sale, the Company entered into management and staffing agreements with one of the buyers. In addition, the Company entered into a franchise agreement with both buyers. The Company expects to realize approximately $1.2 million in pre-tax gains from the sales.

     On August 6, 1999, the Company terminated the lease for one hotel pursuant to the sale of the hotel by the owner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
-------------

GENERAL

The Company is engaged in the development of AmeriHost Inn(R) hotels, its proprietary brand, and the ownership, operation and management of AmeriHost Inn(R) hotels and other mid-price hotels. As of June 30, 1999, there were 77 AmeriHost Inn(R) hotels open, of which 64 were wholly-owned or leased, one was majority-owned, and 12 were minority-owned. A total of 10 AmeriHost Inn(R) hotels were opened during the past twelve months. The Company intends to use the AmeriHost Inn(R) brand when expanding its hotel operations segment. Same room revenues for all AmeriHost Inn(R) hotels (including minority-owned and managed-only) increased approximately 5.3% and 7.0% during the second quarter and first six months of 1999, compared to the second quarter and first six months of 1998, respectively, attributable to an increase of $2.52 and $2.34 in average daily rate, and a .7% and 2.5% increase in occupancy. These results relate to the 67 and 69 AmeriHost Inn(R) hotels that were operating for at least thirteen full months during the three and six month periods ended June 30, 1999.

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

The results for the first six months of 1999 were consistent with the Company's objective of increasing the number of wholly-owned or leased, Consolidated AmeriHost Inn(R) hotels. Due to the Company's focus on developing and constructing a significant number of Consolidated AmeriHost Inn(R) hotels during 1998 and the first six months of 1999, as well as acquiring the remaining ownership interests in a significant number of AmeriHost Inn(R) hotels which were previously minority-owned, the Company recognized lower revenues from the development and construction of hotels for minority-owned and unrelated third parties during 1999. In addition, the Company disposed of one Consolidated non-AmeriHost Inn(R) hotel during the second quarter of 1998, as part of the Company's plan to invest all available resources into the AmeriHost Inn(R) hotel brand. Although this strategy has a short-term negative impact on revenues and earnings, the Company believes that the long-term benefits will be substantial.

Revenues from Consolidated AmeriHost Inn(R) hotels increased 71.7% and 95.9% to $13.2 million and $23.2 million during the second quarter and first six months of 1999, respectively, from revenues of $7.7 million and $11.8 million during the second quarter and first six months of 1998, due to the net addition of 22 Consolidated AmeriHost Inn(R) hotels during the past twelve months. Revenues from the hotel management and employee leasing segments decreased by 43.3% and 45.1% in total during the second quarter and first six months of 1999, due primarily to the acquisition of the remaining ownership interest in 17 minority-owned joint venture hotels during the last twelve months, 16 of which are AmeriHost Inn(R) hotels. Revenues from Consolidated non-AmeriHost Inn(R) hotels decreased 13.4% and 19.3% during the second quarter and first six months of 1999, compared to 1998, primarily as a result of the disposition of one Consolidated non-AmeriHost Inn(R) hotel during the second quarter of 1998. Total revenues increased 1.0% and 2.7% to $19.1 million and $33.8 million during the second quarter and first six months of 1999, respectively, from $18.9 million and $32.9 million during the second quarter and first six months of 1998. The Company recorded a net income of $797,709 for the second quarter of 1999, or $0.13 per diluted share, compared to a net loss of ($130,368), or ($0.02) per diluted share in 1998.

After approximately 10 years of developing and using the AmeriHost Inn(R) name exclusively for the Company's own account and for joint ventures in which the Company maintains an ownership interest, the Company has begun to franchise the AmeriHost Inn(R) brand name. Currently, the Company is qualified to sell AmeriHost Inn(R) hotel franchises in all 50 states and expects to be qualified in several foreign countries by the end of the third quarter 1999. To date, the Company has entered into five AmeriHost Inn(R) franchise agreements. However, the Company does not anticipate the franchising activity to have a significant impact on the operations of the Company in 1999, and there can be no assurance that the Company will be successful in selling AmeriHost Inn(R) franchises in the future.

The Company uses EBITDA as a supplemental performance measure, along with net income, to report its operating results. EBITDA is defined as net income before extraordinary items, adjusted to eliminate the impact of (i) interest expense;
(ii) interest and other income; (iii) leasehold rents for hotels, which the Company considers to be financing costs similar to interest; (iv) income tax expense (benefit), (v) depreciation and amortization; and (vi) gains or losses from property transactions. EBITDA should not be considered as an alternative to operating income (as determined in accordance with Generally Accepted Accounting Principles, "GAAP") as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. EBITDA, as defined by the Company, is included herein due to numerous requests by investors and analysts. Management believes that investors and analysts find it to be a useful tool for measuring the Company's ability to service debt. EBITDA increased 30.3% and 29.8% to $5.4 million and $6.7 million during the three and six months ended June 30, 1999, respectively, from $4.1 million and $5.2 million during the three and six months ended June 30, 1998. An EBITDA schedule is included herein.

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

Amerihost had an ownership interest in 89 hotels at June 30, 1999 versus 82 hotels at June 30, 1998 (excluding hotels under construction). This increased ownership was achieved primarily through the development of AmeriHost Inn(R) hotels for the Company's own account and for minority-owned entities. These figures include a net increase of 23 Consolidated hotels, from 51 at June 30, 1998 to 74 at June 30, 1999.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999
           COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

Revenues increased 1.0% and 2.7% to $19.1 million and $33.8 million during the three and six months ended June 30, 1999, respectively, from $18.9 million and $32.9 million during the three and six months ended June 30, 1998. The increase in revenue from the Consolidated AmeriHost Inn(R) hotels was partially offset by the decreases from the hotel management and employee leasing segments, a decrease from the hotel development and construction segment, as well as the decrease from non-AmeriHost Inn(R) hotel operations.

Hotel operations revenue increased 41.5% and 51.0% to $16.9 million and $29.3 million during the three and six months ended June 30, 1999, respectively, from $11.9 million and $19.4 million during the three and six months ended June 30, 1998. Revenues from Consolidated AmeriHost Inn(R) hotels increased 71.7% and 95.9% to $13.2 million and $23.2 million during the three and six months ended June 30, 1999, respectively, from $7.7 million and $11.8 million during the three and six months ended June 30, 1998. These increases were attributable primarily to the addition of 22 Consolidated AmeriHost Inn(R) hotels from July 1, 1998 through June 30, 1999, including the addition of seven newly constructed Consolidated AmeriHost Inn(R) hotels, and the acquisition of additional ownership interest in 16 existing hotels causing them to become Consolidated AmeriHost Inn(R) hotels, as well as an increase in same room revenues, offset by the sale of one Consolidated AmeriHost Inn(R) hotel. The increase in Consolidated AmeriHost Inn(R) hotel revenue was offset by a 13.4% and 19.3% decrease in Consolidated other brand hotel revenue during the three and six month periods, respectively. This decrease was primarily the result of the sale of one non-AmeriHost Inn(R) Consolidated hotel, partially offset by the acquisition of one non-AmeriHost Inn(R) Consolidated hotel. The hotel operations segment included the operations of 74 Consolidated hotels (including 65 AmeriHost Inn(R) hotels) comprising 5,220 rooms at June 30, 1999, compared to 51 Consolidated hotels (including 43 AmeriHost Inn(R) hotels) comprising 3,758 rooms at June 30, 1998. After considering the Company's ownership interest in the majority-owned Consolidated hotels, this translates to 4,951 and 3,461 equivalent owned rooms as of June 30, 1999 and 1998, respectively, or an increase of 43.1%. Recently, the Company has experienced an increase in competition in certain markets, primarily from newly constructed hotels. As a result, there is increased downward pressure on occupancy levels and average daily rates. The Company believes that as the number of AmeriHost Inn(R) hotels increases, the greater the benefits will be at all locations from marketplace recognition and repeat business. In addition, the Company typically builds new hotels in growing markets where it anticipates a certain level of additional hotel development.

Hotel development revenue decreased 94.6% and 91.4% to $189,287 and $560,032 during the three and six months ended June 30, 1999, respectively, from $3.5 million and $6.5 million during the three and six months ended June 30, 1998. The Company was not constructing any hotels for minority-owned entities or unrelated third parties during the second quarter of 1999, compared to five hotels during the three months ended June 30, 1998. However, the Company also had several additional projects in various stages of pre-construction development during both six-month periods.

Hotel management revenue decreased 51.5% and 49.8% to $340,418 and $655,074 during the three and six months ended June 30, 1999, respectively, from $701,663 and $1.3 million during the three and six months ended June 30, 1998. The number of hotels managed for third parties and minority-owned entities decreased from 38 hotels, representing 3,006 rooms, at June 30, 1998 to 18 hotels, representing 1,696 rooms, at June 30, 1999. The addition of management contracts for three newly constructed hotels (192 rooms) was more than offset by the termination of two management contracts (120 rooms) with minority-owned entities as a result of the sale of the hotels (non-AmeriHost Inn(R) hotels), the termination of 17 management contracts (1,100 rooms) with minority-owned hotels which became Consolidated hotels due to the Company acquiring additional ownership interests, and the termination of four management contracts for non-AmeriHost Inn(R) hotels with unrelated third parties (282 rooms) as a result of the sale of the hotels in one of the four instances.

Employee leasing revenue decreased 41.3% and 44.1% to $1.6 million and $3.2 million during the three and six months ended June 30, 1999, respectively, from $2.8 million and $5.7 million during the three and six months ended June 30, 1998, due primarily to the reduction in hotels managed for minority-owned entities and unrelated third parties as described above, and the associated decrease in payroll costs which is the basis for the employee leasing revenue.

Franchising realized revenues of $79,000 during its initial three months of operation, the second quarter of 1999, consisting primarily of initial franchise fees from newly franchised hotels.

Total operating costs and expenses decreased 7.2% and 3.8% to $13.4 million (70.4% of total revenues) and $26.2 million (77.6% of total revenues) during the three and six months ended June 30, 1999, respectively, from $14.5 million (76.7% of total revenues) and $27.3 million (82.9% of total revenues) during the three and six months ended June 30, 1998. Operating costs and expenses in the hotel operations segment increased 39.0% and 46.7% to $11.3 million and $21.8 million during the three and six months ended June 30, 1999, respectively, from $8.1 million and $14.9 million during the three and six months ended June 30, 1998. These increases resulted primarily from the net addition of 23 Consolidated hotels to this segment and are directly related to the 71.7% and 95.9% increase in Consolidated AmeriHost Inn(R) revenues during the three and six months ended June 30, 1999, respectively, offset by the 13.4% and 19.3% decrease in non-AmeriHost Inn(R) hotel revenues during the three and six months ended June 30, 1999. Hotel operations segment operating costs and expenses as a percentage of segment revenue decreased to 67.2% during the three months ended June 30, 1999, from 68.4% during the three months ended June 30, 1998. Hotel operations segment operating costs and expenses as a percentage of segment revenue decreased to 74.5% during the six months ended June 30, 1999, from 76.7% during the six months ended June 30, 1998. Operating costs and expenses as a percentage of revenues for the Consolidated AmeriHost Inn(R) hotels decreased slightly during both the three and six month periods ended June 30, 1999 due primarily to fewer AmeriHost Inn(R) hotels operating during their pre-stabilization period in the second quarter and first six months of 1999 than in 1998.

Operating costs and expenses for the hotel development segment decreased 94.8% to $168,004 during the three months ended June 30, 1999, from $3.2 million during the three months ended June 30, 1999, consistent with the 94.6% decrease in hotel development revenues for the three months ended June 30, 1998. Operating costs and expenses for the hotel development segment decreased 90.5% to $571,555 during the six months ended June 30, 1999, from $6.0 million during the six months ended June 30, 1998, consistent with the 91.4% decrease in hotel development revenues for the six months ended June 30, 1999. Operating costs and expenses in the hotel development segment as a percentage of segment revenue decreased to 88.8% during the three months ended June 30, 1999, from 91.9% during the three months ended June 30, 1998. The second quarter of 1999 consisted primarily of hotel pre-construction development activity, which results in a lower percentage of operating costs compared to construction activity. The second quarter of 1998 consisted of a greater amount of construction activity, which resulted in higher operating costs in relation to the revenue recognized. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased to 102.1% during the six months ended June 30, 1999, from 93.3% during the six months ended June 30, 1998, as a result of the decreased hotel development and construction activity in relation to the segment operating costs.

Hotel management segment operating costs and expenses decreased 42.3% and 30.8% to $226,354 and $511,175 during the three and six months ended June 30, 1999, respectively, from $392,490 and $738,456 during the three and six months ended June 30, 1998. This decrease was due to the decrease in the number of hotels operated and managed for unrelated third parties and minority-owned entities. Employee leasing operating costs and expenses decreased 40.6% and 44.3% to $1.6 million and $3.1 million during the three and six months ended June 30, 1999, respectively, from $2.7 million and $5.6 million during the three and six months ended June 30, 1998, which is consistent with the 41.3% and 44.1% decrease in segment revenue for the three and six months ended June 30, 1999. Franchising had operating costs and expenses of $105,235 and $192,616 during the three and six months ended June 30, 1999, which is the initial six months of operations.

Depreciation and amortization expense decreased 10.0% and 9.1% to $1.4 million and $2.5 million during the three and six months ended June 30, 1999, respectively, from $1.5 million and $2.8 million during the three and six months ended June 30, 1998. The decrease was primarily attributable to the sale and leaseback of 26 hotels on June 30, 1998 and the sale of five additional hotels that closed in 1999, partially offset by the net addition of 17 Consolidated hotels to the hotel operations segment and the resulting depreciation and amortization therefrom. The Company does not recognize any depreciation on the assets sold in the sale/leaseback transaction.

Leasehold rents - hotels increased 263.6% and 300% to $1.9 million and $3.7 million during the three and six months ended June 30, 1999, respectively, compared to $534,604 and $928,216 during the three and six months ended June 30, 1998. The increase is attributable to the sale and leaseback transaction with PMC. The Company anticipates leasehold rents - hotels to increase significantly in comparison to 1998, but to remain relatively constant after 1999.

Corporate general and administrative expense increased 1.6% and 6.4% to $394,660 and $777,195 during the three and six months ended June 30, 1999, respectively, from $388,460 and $730,720 during the three and six months ended June 30, 1998, and can be attributed primarily to the overall growth of the Company.

The Company's operating income remained constant at $1.9 million during the three months ended June 30, 1999 and 1998. The Company's operating income decreased by 55% during the six months ended June 30, 1999 to $535,649 from $1.2 million for the six months ended June 30, 1998. The following discussion of operating income by segment is exclusive of any corporate general and administrative expense. Operating income from Consolidated AmeriHost Inn(R) hotels increased 30.1% and 30.9% to $1.9 million and $1.6 million during the three and six months ended June 30, 1999, respectively, from $1.5 million and $1.2 million during the three and six months ended June 30, 1998. These increases in operating income were due to the increased number of Consolidated AmeriHost Inn(R) hotels and the increase in same room revenues as a significant number of recently opened Consolidated AmeriHost Inn(R) hotels were still operating in 1998 during their pre-stabilization period when revenues are typically lower. Operating income from the hotel development segment decreased to $14,744 during the three months ended June 30, 1999, from $265,200 during the three months ended June 30, 1998 and decreased to ($24,601) during the first six months of 1999 from $399,064 during the first six months of 1998. The fluctuations in hotel development operating income were due to the timing of hotels developed and constructed for third parties and minority-owned entities during the second quarter and first six months of 1998, compared with the second quarter and first six months of 1999, and the overall decrease in the number of hotels developed and constructed for third parties and minority-owned entities during 1999. The hotel management segment had operating income of $103,023 and $121,818 during the three and six months ended June 30, 1999, from operating income of $216,010 and $382,965 during the three and six months ended June 30, 1998. This decrease was due primarily to fewer hotels managed during the past twelve months for unrelated third parties and minority-owned properties, and the expensing of start-up costs as incurred during 1999. Employee leasing operating income decreased 77.3% and 34.7% to $11,916 and $81,077 during the three and six months ended June 30, 1999, respectively, from $52,503 and $124,232 during the three and six months ended June 30, 1998, due to the decrease in employee leasing agreements with minority-owned entities and unrelated third parties.

Interest expense decreased 22.5% and 10.9% to $1.6 million and $3.2 million during the three and six months ended June 30, 1999, respectively, from $2.1 million and $3.6 million during the three and six months ended June 30, 1998. This decrease was primarily attributable to the sale and leaseback transaction with PMC, whereby the Company does not incur any interest expense on the sold hotels after the sale dates, partially offset by additional mortgage financing of newly constructed and acquired Consolidated hotels.

The Company's share of equity in income (loss) of affiliates increased 102.9% to $204,931 during the three months ended June 30, 1999, from $100,978 during the three months ended June 30, 1998. The Company's share of equity in income (loss) of affiliates decreased 11.9% to $39,716 during the six months ended June 30, 1999, from $45,057 during the six months ended June 30, 1998. The increase in equity of affiliates during the second quarter was primarily attributable to the sale of one minority-owned property in the second quarter of 1999 at a significant gain. Distributions from affiliates were $126,756 during the six months ended June 30, 1999, compared to $367,734 during the six months ended June 30, 1998.

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

During the first six months of 1999, the Company used cash for operations of $2.7 million, compared to cash provided from operations of $48,507 during the first six months of 1998, or an increase in cash used by operations of $2.7 million. The decrease in cash flow from operations during the first six months of 1999, when compared to 1998, can be attributed to the increasing impact of seasonality as the number of Consolidated hotels increased from 51 hotels at June 30, 1998 to 74 hotels at June 30, 1999, a significant number of hotels still operating during their pre-stabilization period, and a decrease in cash flow from the hotel development. In addition, the first six months of 1999 had significantly less revenue from the development and construction of hotels for minority-owned entities.

The Company invests cash in three principal areas: (i) the purchase of property and equipment through the construction and renovation of Consolidated hotels;
(ii) the purchase of equity interests in hotels; and (iii) the making of loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. During the first six months of 1999, the Company received $7.0 million from investing activities compared to receiving $52.8 million during the first six months of 1998. During the first six months of 1999, the Company received $12.8 million from the sale of five hotels, used $5.2 million to purchase property and equipment for Consolidated AmeriHost Inn(R) hotels, and used $441,285 for investments in and advances to affiliates, net of distributions and collections, and used $260,648 for the acquisition of a hotel partnership interest, net of cash acquired. During the first six months of 1998, the Company received $64.4 million from the sale of hotels, used $7.6 million to purchase property and equipment for Consolidated AmeriHost Inn(R) hotels, used $1.1 million for investments in and advances to affiliates, net of distributions and collections, and used $2.9 million for the acquisition of hotel partnership interests, net of cash acquired.

Cash used in financing activities was $3.6 million during the first six months of 1999 compared to cash used by financing activities of $35.5 million during the first six months of 1998. In 1999, the primary factors were principal repayments of $9.4 million, including the repayment of mortgages in connection with the sale of hotels, offset by $7.1 million in proceeds from the mortgage financing of Consolidated hotels, and net proceeds of $2.1 million on the Company's operating line-of-credit. Also, the Company used cash of $3.4 million to repurchase its own common stock. In 1998, the contributing factors were repayments of $37.3 million from the mortgage financing of Consolidated hotels, net of principal repayments, and $2.1 million in net proceeds from the Company's operating line-of-credit.

At June 30, 1999, the Company had $4.1 million outstanding under its operating line-of-credit. The operating line-of-credit (i) has a limit of $8.5 million
(ii) is collateralized by a security interest in certain of the Company's assets, including its interest in various joint ventures; (iii) bears interest at an annual rate equal to the lending bank's base rate plus 1/2% (with a minimum interest rate of 7.5%); and (iv) matures May 15, 2000. At June 30, 1999, the Company also had outstanding $2.25 million of its 7% Subordinated Notes which are unsecured obligations due October 9, 1999 and which pay interest quarterly. Pursuant to the terms of the 7% Subordinated Notes, no dividends may be paid on any capital stock of the Company until the 7% Subordinated Notes have been paid in full. At the Company's sole discretion, the 7% Subordinated Notes may be prepaid at any time without penalty. The Company plans to repay the 7% Subordinated Notes when due with operational cash flow and, if necessary, proceeds from its line-of-credit.

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

In 1997, the Company established a Year 2000 task force to develop and implement a Year 2000 compatibility program. The Company has developed a Year 2000 compatibility plan, and has completed the audit, assessment and scope phases of the plan. The Company has completed an inventory of the software applications that it uses and has determined which applications are not Year 2000 compatible. The Company's compatibility plan includes purchasing and installing software releases which are Year 2000 compatible as well as testing these systems. The Company's goal is to be substantially Year 2000 compatible by October 1, 1999, to allow for any remaining testing during the remainder of 1999.

In addition, the Company has begun evaluating computer hardware, such as personal computers, as well as furniture and equipment used at the Company's hotels. The Company is presently in the process of evaluating these systems for Year 2000 compatibility. The Company's goal is to complete the remediation of these systems by October 1, 1999.

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

The Company presently anticipates that it will complete its Year 2000 assessment and remediation by October 1, 1999. However, there can be no assurance that the Company will be successful in implementing its Year 2000 remediation plan according to the anticipated schedule. In addition, the Company may be adversely affected by the inability of other companies whose systems interact with the Company to become Year 2000 compatible and by potential interruptions of utility, communication or transportation systems as a result of Year 2000 issues.

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

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------

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

The Company's management believes that fluctuations in interest rates in the near term would not materially affect the Company's consolidated operating results, financial position or cash flows as the Company has limited risks related to interest rate fluctuations. II.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   SCHEDULE OF EARNINGS BEFORE INTEREST/RENT,
                       TAXES AND DEPRECIATION/AMORTIZATION
                                   (UNAUDITED)
          ===========================================================


                                        Three Months Ended June 30,      Six Months Ended June 30,
                                       ----------------------------    ----------------------------
                                            1999           1998            1999           1998
                                       ------------    ------------    ------------    ------------

Revenue                                $ 19,088,251    $ 18,892,934    $ 33,807,198    $ 32,930,643


Operating costs and expenses             13,439,848      14,481,963      26,238,834      27,283,078
                                       ------------    ------------    ------------    ------------

                                          5,648,403       4,410,971       7,568,364       5,647,565


Corporate general and administrative       (394,660)       (388,460)       (777,195)       (730,720)
Equity in net income and losses
   of affiliates                            204,931         100,978          39,716          45,057
                                       ------------    ------------    ------------    ------------

Earnings before minority interests        5,458,674       4,123,489       6,830,885       4,961,902

Minority interests in earnings of
   consolidated subsidiaries and
   partnerships                             (51,608)         25,541         (90,027)        233,128
                                       ------------    ------------    ------------    ------------


Earnings before interest/rent, taxes
  and depreciation/amortization        $  5,407,066    $  4,149,030    $  6,740,858    $  5,195,030
                                       ============    ============    ============    ============


                           PART II: Other Information


Item 4.      Submission of Matters to a Vote of Securities Holders:
-------

             The annual shareholders' meeting was held on May 27, 1999. One matter was voted as follows:

             Matter 1:  Election of Directors

                       Director             For         Against      Abstain
                       --------             ---         -------      -------

                  Michael P. Holtz       4,615,731       1,775       256,309
                  Russell J. Cerqua      4,617,056         450       256,309
                  Reno J. Bernardo       4,616,206       1,300       256,309
                  Salomon J. Dayan       4,617,116         390       256,309
                  Jon K. Haahr           4,617,116         390       256,309


Item 6.      Exhibits and Reports on Form 8-K:
-------

             (a)       Exhibits:

                       Exhibit No.
                       -----------
                          27     Financial Data Schedule


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



                                  AMERIHOST PROPERTIES, INC.
                                  --------------------------
                                        Registrant


         Date:  August 13, 1999
                                   By:  /s/ James B. Dale
                                        ---------------------------------------
                                        James B. Dale
                                        Treasurer/Senior Vice President, Finance



                                   By:  /s/ Michael E. Kirk
                                        ---------------------------------------
                                        Michael E. Kirk
                                        Corporate Controller