Form 10-Q
period 1999-09-30
AMERIHOST PROPERTIES INC
filed 1999-11-12
CIK 778423

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For the quarterly period ended               SEPTEMBER 30, 1999
                                               --------------------------

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

As of November 10, 1999, 5,106,573 shares of the Registrant's Common Stock were outstanding.


================================================================================

                           AMERIHOST PROPERTIES, INC.

                                    FORM 10-Q

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999



                                      INDEX



      PART I:  Financial Information                                     Page
      ------------------------------                                     ----

Item 1 - Financial Statements -

     Consolidated Balance Sheets as of September 30, 1999
               and December 31, 1998                                        4

     Consolidated Statements of Operations for the Three and
               Nine Months Ended September 30, 1999 and 1998                6

     Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 1999 and 1998                            7

     Notes to Consolidated Financial Statements                             9

Item 2 - Management's Discussion and Analysis                              13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk        19

Schedule of Earnings Before Interest/Rent, Taxes and
    Depreciation/Amortization for the Nine Months
    Ended September 30, 1999 and 1998                                      20


         PART II:  Other Information
         ---------------------------

Item 4 - Submission of Matters to a Vote of Securities Holders             21

Item 6 - Exhibits and Reports on Form 8-K                                  21

Signatures                                                                 21

                          Part I: Financial Information

                          Item 1: Financial Statements



                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

=================================================================================================================

                                                                            September 30,            December 31,
                                                                                 1999                    1998
                                                                             ------------            ------------
ASSETS


Current assets:
    Cash and cash equivalents                                             $     6,456,726          $    4,493,834
    Accounts receivable (including $487,345 and $290,859
       from related parties)                                                    2,959,404               2,931,216
    Notes receivable, current portion                                              68,061                 168,061
    Prepaid expenses and other current assets                                     909,331                 902,457
    Refundable income taxes                                                       510,167               1,261,194
    Costs and estimated earnings in excess of billings on
       uncompleted contracts with related parties                                 393,030                 649,858
                                                                          ---------------          --------------

         Total current assets                                                  11,296,719              10,406,620
                                                                          ---------------          --------------


Investments in and advances to unconsolidated
         hotel joint ventures                                                   5,963,328               5,331,247
                                                                          ---------------          --------------


Property and equipment:
    Land                                                                        8,941,205               9,926,105
    Buildings                                                                  59,329,294              65,506,004
    Furniture, fixtures and equipment                                          17,427,785              14,799,111
    Construction in progress                                                      231,579               6,094,542
    Leasehold improvements                                                        849,591               1,156,174
    Assets held for sale                                                        7,998,632               9,075,179
                                                                          ---------------          --------------
                                                                               94,778,086             106,557,115

    Less accumulated depreciation and amortization                             15,472,466              15,219,135
                                                                          ---------------          --------------
                                                                               79,305,620              91,337,980
                                                                          ---------------          --------------

Notes receivable, less current portion                                          1,148,779               1,181,962

Deferred income taxes                                                           4,417,000               3,904,000

Other assets, net of accumulated amortization of
    $1,359,565 and $1,602,338                                                   2,877,885               3,118,979
                                                                          ---------------          --------------
                                                                                8,443,664               8,204,941

                                                                          $   105,009,331          $  115,280,788
                                                                          ===============          ==============




                                                  (continued)







                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


=================================================================================================================
                                                                            September 30,            December 31,
                                                                                1999                     1998
                                                                            -------------            ------------

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $     2,504,663          $    5,638,250
    Bank line-of-credit                                                         4,687,437               1,961,213
    Accrued payroll and related expenses                                          825,722               1,180,674
    Accrued real estate and other taxes                                         2,485,510               2,285,333
    Other accrued expenses and current liabilities                              1,125,404                 756,308
    Current portion of long-term debt                                           3,792,438               5,508,498
                                                                          ---------------          --------------

         Total current liabilities                                             15,421,174              17,330,276
                                                                          ---------------          --------------


Long-term debt, net of current portion                                         59,816,658              66,332,566
                                                                          ---------------          --------------

Deferred income                                                                14,543,234              13,164,007
                                                                          ---------------          --------------

Commitments

Minority interests                                                               279,754                 138,131
                                                                          ---------------          --------------


Shareholders' equity:
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                                  -                       -
    Common stock, $.005 par value; authorized 25,000,000 shares;
       issued and outstanding 5,106,573 shares at September 30,
       1999, and 6,089,550 shares at December 31, 1998                             25,533                  30,448
    Additional paid-in capital                                                 13,443,376              17,380,295
    Retained earnings                                                           1,916,477               1,341,940

                                                                          ---------------          --------------
                                                                               15,385,386              18,752,683
    Less:
         Stock subscriptions receivable                                          (436,875)               (436,875)

                                                                          ---------------          --------------
                                                                               14,948,511              18,315,808

                                                                          ---------------          --------------
                                                                          $   105,009,331          $  115,280,788
                                                                          ===============          ==============



                                See notes to consolidated financial statements.



                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

==================================================================================================================
                                         Three Months Ended September 30,       Nine Months Ended September 30,
                                         --------------------------------       ----------------------------------
                                              1999            1998                      1999             1998
                                         ------------     -------------         ---------------       ------------
Revenue:
  Hotel operations:
      AmeriHost Inn(R)hotels              $14,681,959       $10,788,132             $37,879,605       $22,631,705
      Other hotels                          3,912,792         3,920,469              10,011,222        11,481,208
  Development and construction              5,287,436         1,459,851               5,847,468         7,932,438
  Management services                         287,128           621,839                 942,202         1,925,652
  Employee leasing                          1,532,218         2,639,266               4,749,234         8,389,197
  Franchising                                  92,066              -                    171,066              -
                                       --------------    --------------         ---------------   ---------------

                                           25,793,599        19,429,557              59,600,797        52,360,200
                                       --------------    --------------         ---------------   ---------------
Operating costs and expenses:
  Hotel operations:
      AmeriHost Inn(R)hotels                9,175,390         6,741,697              25,924,588        15,524,658
      Other hotels                          2,851,594         2,639,719              7,931,951          8,741,737
  Development and construction              4,493,261         1,474,314               5,064,816         7,510,058
  Management services                         206,080           316,815                 717,255         1,055,271
  Employee leasing                          1,501,205         2,552,712               4,635,138         8,176,611
  Franchising                                 295,420              -                    488,036              -
                                       --------------    --------------         ---------------   ---------------
                                           18,522,950        13,725,257              44,761,784        41,008,335

                                            7,270,649         5,704,300              14,839,013        11,351,865

  Depreciation and amortization             1,115,039         1,196,026               3,658,440         3,993,447
  Leasehold rents - hotels                  1,840,290         1,548,878               5,552,409         2,477,094
  Corporate general and administrative        404,259           402,905               1,181,454         1,133,625
                                       --------------    --------------         ---------------   ---------------
Operating income                            3,911,061         2,556,491               4,446,710         3,747,699

Other income (expense):
  Interest expense                         (1,630,309)       (1,160,534)             (4,801,889)       (4,719,408)
  Interest income                             167,711           133,707                 783,704           392,721
  Other income                                 36,046            30,471                 542,013           129,026
  Gain on sale of property                    283,187              -                    283,187           161,191
  Equity in net income and losses
     of affiliates                            (45,735)          (38,410)                 (6,019)            6,647
                                       --------------    --------------         ---------------   ---------------

Income (loss) before minority
    interests and income taxes              2,721,961         1,521,725               1,247,706          (282,124)

Minority interests in (income) loss of
  consolidated subsidiaries and
  partnerships                               (152,142)          (90,489)               (242,169)          142,639

Income (loss) before income taxes           2,569,819         1,431,236               1,005,537          (139,485)

Income tax expense (benefit)                1,028,000           587,000                 431,000           (57,000)

Income (loss) before extraordinary item     1,541,819           844,236                 574,537           (82,485)

Extraordinary item - early extinguishment
  of debt, net of income tax (Note 8)            -                -                        -             (332,738)
                                       --------------    --------------         ---------------   ----------------

Net income (loss)                      $    1,541,819    $      844,236         $       574,537   $      (415,223)
                                       ==============    ==============         ===============   ===============

Income (loss) per share - Basic, before
   extraordinary item                  $         0.30    $          0.14         $         0.10   $         (0.02)
Net income (loss) per share - Basic    $         0.30    $          0.14         $         0.10   $         (0.07)

Income (loss) per share - Diluted, before
   extraordinary item                  $         0.27    $          0.13         $         0.08   $         (0.03)
Net income (loss) per share - Diluted  $         0.27    $          0.13         $         0.08   $         (0.08)



                                  AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                  (UNAUDITED)

=================================================================================================================
                                                                                 1999                   1998
                                                                         ------------------      ----------------

Cash flows from operating activities:

     Cash received from customers                                          $    64,800,453        $    53,259,648
     Cash paid to suppliers and employees                                      (61,027,151)           (44,809,729)
     Interest received                                                             705,234                685,895
     Interest paid                                                              (4,824,844)            (4,578,698)
     Income taxes paid                                                            (192,973)            (2,725,656)

Net cash (used in) provided by operating activities                               (539,281)             1,831,460
                                                                           ----------------       ---------------

Cash flows from investing activities:

     Distributions, and collections on advances,
            from affiliates                                                        823,723              1,977,894
     Purchase of property and equipment                                           (940,969)           (32,915,711)
     Purchase of investments in, and advances
             to, minority owned affiliates                                      (1,517,500)            (2,306,697)
     Acquisitions of partnership interests,
             net of cash acquired                                                 (260,648)            (7,779,175)
     Collections on notes receivable                                               133,183                130,478
     Preopening and management contract costs                                        -                   (184,962)
     Proceeds from sale of assets                                               15,445,757             64,443,899

Net cash provided by investing activities                                       13,683,546             23,365,726
                                                                           ---------------        ---------------

Cash flows from financing activities:

     Proceeds from issuance of long-term debt                                    7,203,482             26,860,036
     Principal payments on long-term debt                                      (17,068,698)           (49,808,945)
     Net proceeds from line of credit                                            2,726,224              1,261,039
     Decrease in minority interest                                                (100,546)              (353,876)
     Common stock repurchases                                                   (3,941,835)              (158,961)

Net cash used in financing activities                                          (11,181,373)           (22,200,707)

Net increase in cash                                                             1,962,892              2,996,479

Cash and cash equivalents, beginning of year                                     4,493,834              2,349,503

Cash and cash equivalents, end of period                                   $     6,456,726        $     5,345,982
                                                                           ===============        ===============





                                                  (continued)



                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

=================================================================================================================
                                                                                   1999                   1998
                                                                            -------------------     -----------

Reconciliation of net income (loss) to net cash (used in) provided by operating activities:

Net income (loss)                                                            $     574,537         $     (415,223)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

     Depreciation and amortization                                               3,658,440              3,993,447
     Equity in net (income) loss of affiliates and
           amortization of deferred income                                           6,019                (6,647)
     Minority interests in operations of subsidiaries                              242,169               (142,639)
     Amortization of deferred interest and loan discount                            34,045                 34,044
     Amortization of deferred gain                                              (1,085,393)              (341,629)
     Deferred income taxes                                                        (513,000)            (3,427,000)
     Gain on sale of investments, property and equipment                          (283,187)              (161,191)
     Extraordinary item - early extinguishment of debt, net of tax                    -                   332,738

     Changes in assets and liabilities, net of effects of acquisition:

         Decrease in accounts receivable                                            85,117                328,033
         (Increase) Decrease in prepaid expenses and
           other current assets                                                    (85,056)                46,859
         Decrease in reserve on note receivable                                    (75,000)                  -
         Decrease in refundable income taxes                                       751,027                644,344
         Decrease in costs and estimated earnings
           in excess of billings                                                   256,828                228,517
         (Increase) Decrease in other assets                                      (298,302)             1,408,367
         Increase in assets held for sale                                         (934,003)                  -

         Decrease in accounts payable                                           (3,153,840)            (2,532,485)
         Increase in accrued payroll and other accrued
           expenses and current liabilities                                        220,168              1,252,495
         (Increase) Decrease in accrued interest                                   (57,000)               106,666
         Increase in deferred income                                               117,150                482,764

Net cash (used in) provided by operating activities                          $    (539,281)        $    1,831,460
                                                                             ==============        ==============



                                See notes to consolidated financial statements.


                           AMERIHOST PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

================================================================================

1.   BASIS OF PREPARATION:
     ---------------------

     The financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Amerihost Properties, Inc. and subsidiaries as of September 30, 1999 and December 31, 1998 and the results of its operations and cash flows for the three and nine months ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K. Certain reclassifications have been made to the 1998 financial statements in order to conform with the 1999 presentation.

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


                                              Three Months Ended Sept. 30,              Nine Months Ended Sept. 30,
                                              ------------------------------        ----------------------------------
                                                 1999             1998                    1999                1998
                                              -----------    ---------------        ---------------    ---------------

     Income (loss) before extraordinary item$   1,541,819    $       844,236        $       574,537    $      (82,485)
     Extraordinary item                              -                  -                      -             (332,738)
                                           --------------     --------------        ---------------    --------------
     Net income (loss)                          1,541,819            844,236                574,537          (415,223)
     Impact of convertible
        partnership interests                     (32,218)            (1,698)               (79,377)         (127,787)
                                           --------------    ---------------        ---------------    --------------
     Net income (loss) available to
              common shareholders          $    1,509,601    $       842,538        $       495,160    $     (543,010)
                                           ==============    ===============        ===============    ===============

     Weighted average common
        shares outstanding                      5,200,253          6,181,544              5,718,862         6,196,147
     Dilutive effect of convertible
         partnership interests and
         common stock equivalents                 307,426            413,049                292,408           349,767

     Dilutive common shares outstanding         5,507,679          6,594,593              6,011,270         6,545,914
                                           ==============    ===============        ===============    ==============



                           AMERIHOST PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

================================================================================

3.   INCOME (LOSS) PER SHARE (CONTINUED):
     ------------------------------------


                                              Three Months Ended Sept. 30,              Nine Months Ended Sept. 30,
                                              ------------------------------        ----------------------------------
                                                 1999             1998                    1999                1998
                                              -----------    ---------------        ---------------    ---------------

     Income (loss) per share - Basic,
      before extraordinary item            $         0.30    $         0.14         $          0.10    $       (0.02)
      Extraordinary item                             -                  -                      -               (0.05)

    Net income (loss) per share - Basic    $         0.30    $         0.14         $          0.10    $       (0.07)
                                           ==============    ===============        ===============    =============

     Income (loss) per share - Diluted,
      before extraordinary item            $         0.27    $         0.13         $          0.08    $       (0.03)
      Extraordinary item                             -                  -                      -               (0.05)

     Net income (loss) per share - Diluted $         0.27    $         0.13         $          0.08    $       (0.08)
                                           ==============    ==============         ===============    =============

4.   INCOME TAXES:
     -------------

     Deferred income taxes are provided on the differences in the bases of the Company's assets and liabilities determined for tax and financial reporting purposes.

     The income tax expense (benefit) for the nine months ended September 30, 1999 and 1998 was based on the Company's estimate of the effective tax rate expected to be applicable for the full year. The Company expects the effective tax rate to approximate the Federal and state statutory rates.

5.   HOTEL LEASES:
     -------------

     The Company leases 34 hotels as of September 30, 1999 (including 30 sale/leaseback hotels - Note 8), the operations of which are included in the Company's consolidated financial statements. All of these leases are triple net and provide for monthly base rent payments ranging from $9,500 to $26,667. The Company leases or subleases two of these hotels from partnerships in which the Company owns equity interests of up to 16.33%. These two leases also provide for additional rent payments ranging from approximately $37,000 to $74,000 per annum, plus percentage rents equal to 10% of room revenues in excess of stipulated amounts. The leases and sub-leases expire through March 23, 2009.

     The four leases, other than the sale/leaseback hotels, provide for an option to purchase the hotel. Some of the purchase prices are based upon a multiple of gross room revenues for the preceding twelve months with a specified maximum, and the others are based on a fixed amount. At September 30, 1999, the aggregate purchase price for these leased hotels was approximately $14,030,000.

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
                                                             ==============

                           AMERIHOST PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

================================================================================

8.   SALE/LEASEBACK OF HOTELS:
     -------------------------

     On September 30, 1998, the Company completed the sale of 26 AmeriHost Inn(R) hotels to PMC Commercial Trust ("PMC") for $62.2 million. The company completed the sale of four additional AmeriHost Inn(R) hotels to PMC during March 1999 for $10.8 million. Upon the sales to PMC, the Company entered into agreements to lease back the hotels for an initial term of ten years, with two five year renewal options. The lease payments are fixed at 10% of the sale price for the first three years. Thereafter, the lease payments are subject to a CPI increase with a 2% annual maximum. The Company has deferred the gain on the sale of these hotels pursuant to sale/leaseback accounting. This deferral will be recognized over the initial term of the lease as a reduction of leasehold rent expense.

     In connection with the sale of the 26 hotels in 1998, the Company expensed deferred loan costs in the amount of $332,738, net of income taxes, associated with the early extinguishment of mortgage debt.

9.   BUSINESS SEGMENTS:
     ------------------

     Effective in 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way companies report information about operating segments in both interim and annual financial statements and related disclosures. The adoption did not change the Company's reportable segments. The Company's business is primarily involved in five segments: (1) hotel operations, consisting of the operations of all hotels in which the Company has a 100% or majority ownership or leasehold interest, (2) hotel franchising, (3) hotel development, consisting of development, construction and renovation activities, (4) hotel management, consisting of hotel management activities and (5) employee leasing, consisting of the leasing of employees to various hotels. Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, operating income, identifiable assets, capital expenditures and depreciation and amortization for the nine months ended September 30, 1999 and 1998, for each business segment, which is the information utilized by the Company's decision makers in managing the business:

         Revenues                                1999                1998
         --------                           ---------------      --------------

                Hotel operations             $   47,890,827       $  34,112,913
                Hotel franchising                   171,066                -
                Hotel development                 5,847,468           7,932,438
                Hotel management                    942,202           1,925,652
                Employee leasing                  4,749,234           8,389,197
                                             --------------       -------------
                                             $   59,600,797       $  52,360,200
                                             ==============       =============
         Operating costs and expenses
         ----------------------------

                Hotel operations             $   33,856,539       $  24,266,395
                Hotel franchising                   488,036                -
                Hotel development                 5,064,816           7,510,058
                Hotel management                    717,255           1,055,271
                Employee leasing                  4,635,138           8,176,611
                                             --------------       -------------
                                             $   44,761,784       $  41,008,335
                                             ==============       =============

                           AMERIHOST PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

================================================================================


9.       BUSINESS SEGMENTS (CONTINUED):
         ------------------------------

         Operating income                        1999                1998
         ----------------                     -------------      --------------

                Hotel operations             $    4,945,547       $   3,785,549
                Hotel franchising                  (317,357)               -
                Hotel development                   760,491             363,216
                Hotel management                    188,843             593,868
                Employee leasing                    111,087             209,886
                Corporate                        (1,241,901)         (1,204,820)
                                             ---------------      --------------
                                             $    4,446,710       $   3,747,699
                                             ==============       =============
Identifiable assets

                Hotel operations             $   95,096,124       $ 104,076,512
                Hotel franchising                   143,042               -
                Hotel development                   760,484           2,309,240
                Hotel management                  2,494,268             899,660
                Employee leasing                    195,530             978,985
                Corporate                         6,319,883           7,016,391
                                             --------------       -------------
                                             $  105,009,331       $ 115,280,788
                                             ==============       =============
         Capital Expenditures

                Hotel operations             $    6,048,973       $  32,797,549
                Hotel franchising                    17,882                -
                Hotel development                     2,091              54,065
                Hotel management                     62,534              39,635
                Employee leasing                       -                  1,380
                Corporate                            17,040              23,082
                                             --------------       -------------
                                             $    6,148,520       $  32,915,711
                                             ==============       =============
         Depreciation/Amortization

                Hotel operations             $    3,536,333       $   3,583,875
                Hotel franchising                       387                -
                Hotel development                    22,161              59,164
                Hotel management                     36,103             276,513
                Employee leasing                      3,009               2,700
                Corporate                            60,447              71,195
                                             --------------       -------------
                                             $    3,658,440       $   3,993,447
                                             ==============       =============

10.      SHAREHOLERS' EQUITY:
         --------------------

         The Company has repurchased and retihares of its common stock during the nine months ended September 30, 1999, for the total amount of approximately $3.9 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

GENERAL

The Company is engaged in the development of AmeriHost Inn(R) hotels, its proprietary brand, and the ownership, operation and management of AmeriHost Inn(R) hotels and other mid-price hotels. As of September 30, 1999, there were 77 AmeriHost Inn(R) hotels open, of which 61 were wholly-owned or leased, one was majority-owned, 12 were minority-owned, and three were owned by franchisees. A total of six AmeriHost Inn(R) hotels were opened during the past twelve months. The Company intends to use the AmeriHost Inn(R) brand when expanding its hotel operations segment. Same room revenues for all AmeriHost Inn(R) hotels (including minority-owned, managed-only, and franchised) increased approximately 5.6% and 6.3% during the third quarter and first nine months of 1999, compared to the third quarter and first nine months of 1998, respectively, primarily attributable to an increase of $3.08 and $2.64 in average daily rate. These results relate to the 71 AmeriHost Inn(R) hotels that were operating for at least thirteen full months during the three and nine month periods ended September 30, 1999.

After approximately 10 years of developing and using the AmeriHost Inn(R) name exclusively for the Company's own account and for joint ventures in which the Company maintains an ownership interest, the Company has begun to franchise the AmeriHost Inn(R) brand name. Currently, the Company is qualified to sell AmeriHost Inn(R) hotel franchises in all 50 states and Canada and Mexico. To date, the Company has entered into nine AmeriHost Inn(R) franchise agreements, including six with entities in which the Company has a partial ownership interest. However, the Company does not anticipate the franchising activity to have a significant impact on the operations of the Company in 1999, and there can be no assurance that the Company will be successful in selling AmeriHost Inn(R) franchises in the future.

Revenues from hotel operations consist of the revenues from all hotels in which the Company has a 100% or majority ownership or leasehold interest ("Consolidated" hotels). Investments in other entities in which the Company has a minority ownership interest are accounted for using the equity method. As a result of the Company's focus on increasing the number of Consolidated hotels, the revenues from the hotel operations segment have increased as a percentage of the Company's overall revenues. The Company has begun to realize revenues in 1999 from its newly formed AmeriHost Inn(R) franchising segment. Franchise fees are recognized pursuant to franchise agreements with minority-owned entities and unrelated third parties. Development and construction revenues consist of one-time fees for new construction and renovation activities performed by the Company for minority-owned hotels and unrelated third parties, as well as the sale of wholly-owned properties which have been built by the company and held for sale for less than one year. The Company also receives revenue from management and employee leasing services provided to minority-owned hotels and unrelated third parties.

The results for the first nine months of 1999 were consistent with the Company's objective of establishing the AmeriHost Inn(R) hotel franchising department. In addition, due to the Company's focus on developing and constructing a significant number of Consolidated AmeriHost Inn(R) hotels during 1998 and the first part of 1999, as well as acquiring the remaining ownership interests in a significant number of AmeriHost Inn(R) hotels which were previously minority-owned, the Company recognized lower revenues from the development and construction of hotels for minority-owned and unrelated third parties during 1999. In conjunction with the Company's objective of building a franchising segment, the Company decided to develop AmeriHost Inn hotels to be held for sale to potential franchisees. The sale of these hotels held for sale are included in the Company's hotel development segment. During the third quarter of 1999, the Company sold three of its Consolidated AmeriHost Inn(R) hotels to franchisees, two of which were recorded as operational transactions in the hotel development segment. This strategy has a short-term positive impact on revenues and earnings from the sale, while allowing the Company to benefit from a long-term franchise agreement.

Revenues from Consolidated AmeriHost Inn(R) hotels increased 36.1% and 67.4% to $14.7 million and $37.9 million during the third quarter and first nine months of 1999, respectively, from revenues of $10.8 million and $22.6 million during the third quarter and first nine months of 1998, due to the net addition of 19 Consolidated AmeriHost Inn(R) hotels during the past fifteen months. Revenues from the hotel management and employee leasing segments decreased by 44.2% and 44.8% in total during the third quarter and first nine months of 1999, due primarily to the acquisition of the remaining ownership interest in 17 minority-owned joint venture hotels during the last fifteen months, 16 of which are AmeriHost Inn(R) hotels. Revenues from Consolidated non-AmeriHost Inn(R) hotels decreased .2% and 12.8% during the third quarter and first nine months of 1999, compared to 1998, primarily as a result of the disposition of one Consolidated non-AmeriHost Inn(R) hotel during the second quarter of 1998 and the disposition of another in the third quarter of 1999. Total revenues increased 32.7% and 13.8% to $25.8 million and $59.6 million during the third quarter and first nine months of 1999, respectively, from $19.4 million and $52.4 million during the third quarter and first nine months of 1998. The Company recorded a net income of $1.5 million for the third quarter of 1999, or

$0.27 per diluted share, compared to net income of $844,236, or $0.13 per diluted share in 1998.

The Company uses EBITDAR as a supplemental performance measure, along with net income, to report its operating results. EBITDAR is defined as net income before extraordinary items, adjusted to eliminate the impact of (i) interest expense;
(ii) interest and other income; (iii) leasehold rents for hotels, which the Company considers to be financing costs similar to interest; (iv) income tax expense (benefit), (v) depreciation and amortization; and (vi) gains or losses from property transactions. EBITDAR should not be considered as an alternative to operating income (as determined in accordance with Generally Accepted Accounting Principles, "GAAP") as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. EBITDAR, as defined by the Company, is included herein due to numerous requests by investors and analysts. Management believes that investors and analysts find it to be a useful tool for measuring the Company's ability to service debt. EBITDAR increased 28.9% and 29.3% to $6.7 million and $13.4 million during the three and nine months ended September 30, 1999, respectively, from $5.2 million and $10.4 million during the three and nine months ended September 30, 1998. An EBITDAR schedule is included herein.

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

Amerihost had an ownership interest in 85 hotels at September 30, 1999 versus 86 hotels at September 30, 1998 (excluding hotels under construction). These figures include a net increase of three Consolidated hotels, from 67 at September 30, 1998 to 70 at September 30, 1999.

RESULTS OF  OPERATIONS  FOR THE THREE AND NINE MONTHS ENDED  SEPTEMBER  30, 1999
     COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues increased 32.7% and 13.8% to $25.8 million and $59.6 million during the three and nine months ended September 30, 1999, respectively, from $19.4 million and $52.4 million during the three and nine months ended September 30, 1998. The increase in revenue from the Consolidated AmeriHost Inn(R) hotels was partially offset by the decreases from the hotel management and employee leasing segments, a decrease from the hotel development and construction segment, as well as the decrease from non-AmeriHost Inn(R) hotel operations.

Hotel operations revenue increased 26.4% and 40.4% to $18.6 million and $47.9 million during the three and nine months ended September 30, 1999, respectively, from $14.7 million and $34.1 million during the three and nine months ended September 30, 1998. Revenues from Consolidated AmeriHost Inn(R) hotels increased 36.1% and 67.4% to $14.7 million and $37.9 million during the three and nine months ended September 30, 1999, respectively, from $10.8 million and $22.6 million during the three and nine months ended September 30, 1998. These increases were attributable primarily to the net addition of 19 Consolidated AmeriHost Inn(R) hotels from July 1, 1998 through September 30, 1999, including the addition of seven newly constructed Consolidated AmeriHost Inn(R) hotels, and the acquisition of additional ownership interest in 16 existing hotels causing them to become Consolidated AmeriHost Inn(R) hotels, as well as an increase in same room revenues, offset by the sale of four Consolidated AmeriHost Inn(R) hotels. The increase in Consolidated AmeriHost Inn(R) hotel revenue was offset by a .2% and 12.8% decrease in Consolidated other brand hotel revenue during the three and nine month periods, respectively. This decrease was primarily the result of the sale of one non-AmeriHost Inn(R) Consolidated hotel, partially offset by the acquisition of one non-AmeriHost Inn(R) Consolidated hotel. The hotel operations segment included the operations of 70 Consolidated hotels (including 62 AmeriHost Inn(R) hotels) comprising 4,922 rooms at September 30, 1999, compared to 67 Consolidated hotels (including 59 AmeriHost Inn(R) hotels) comprising 4,784 rooms at September 30, 1998. After considering the Company's ownership interest in the majority-owned Consolidated hotels, this translates to 4,653 and 4,515 equivalent owned rooms as of September 30, 1999 and 1998, respectively, or an increase of 3.1%. Recently, the Company has experienced an increase in competition in certain markets, primarily from newly constructed hotels. As a result, there is increased downward pressure on occupancy levels and average daily rates. The Company believes that as the number of AmeriHost Inn(R) hotels increases, the greater the benefits will be at all locations from marketplace recognition and repeat business. In addition, the Company typically builds new hotels in growing markets where it anticipates a certain level of additional hotel development.

Hotel development revenue increased 262.2% and decreased 26.3% to $5.3 million and $5.8 million during the three and nine months ended September 30, 1999, respectively, from $1.5 million and $7.9 million during the three and nine months ended September 30, 1998. The Company was not constructing any hotels for minority-owned entities or unrelated third parties during the third quarter of 1999, compared to five hotels during the three months ended September 30, 1998. However, the Company sold two AmeriHost Inn(R) hotels for $5.2 million in the third quarter of 1999 to franchisees which was recognized as development revenue. The Company had several additional projects in various stages of pre-construction development during both nine-month periods.

Hotel management revenue decreased 53.8% and 51.1% to $287,128 and $942,202 during the three and nine months ended September 30, 1999, respectively, from $621,839 and $1.9 million during the three and nine months ended September 30, 1998. The number of hotels managed for third parties and minority-owned entities decreased from 26 hotels, representing 2,222 rooms, at September 30, 1998 to 18 hotels, representing 1,696 rooms, at September 30, 1999. The addition of a management contract for one newly constructed hotel (72 rooms) was more than offset by the termination of two management contracts (120 rooms) with minority-owned entities as a result of the sale of the hotels (non-AmeriHost Inn(R) hotels), the termination of three management contracts (196 rooms) with minority-owned hotels which became Consolidated hotels due to the Company acquiring additional ownership interests, and the termination of four management contracts with unrelated third parties (282 rooms).

Employee leasing revenue decreased 41.9% and 43.4% to $1.5 million and $4.7 million during the three and nine months ended September 30, 1999, respectively, from $2.6 million and $8.4 million during the three and nine months ended
September 30, 1998, due primarily to the reduction in hotels managed for minority-owned entities and unrelated third parties as described above, and the associated decrease in payroll costs which is the basis for the employee leasing revenue.

Franchising realized revenues of $171,066 during its initial nine months of operation through the third quarter of 1999, consisting primarily of initial franchise fees from newly franchised hotels and the royalty fees from these franchised hotels which are based on the hotel's operational revenue. As of September 30, 1999, the Company has three franchise agreements with independent third parties, and has executed additional franchise agreements with certain existing AmeriHost Inn hotel joint ventures.

Total operating costs and expenses increased 35.0% and 9.1% to $18.5 million (71.8% of total revenues) and $44.8 million (75.1% of total revenues) during the three and nine months ended September 30, 1999, respectively, from $13.7 million (70.6% of total revenues) and $41.0 million (78.3% of total revenues) during the three and nine months ended September 30, 1998. Operating costs and expenses in the hotel operations segment increased 28.2% and 39.5% to $12.0 million and $33.9 million during the three and nine months ended September 30, 1999, respectively, from $9.4 million and $24.3 million during the three and nine months ended September 30, 1998. These increases resulted primarily from the net addition of 19 Consolidated hotels to this segment during the last fifteen months, and are directly related to the 26.4% and 40.4% increase in Consolidated hotel revenues during the three and nine months ended September 30, 1999, respectively. Hotel operations segment operating costs and expenses as a percentage of segment revenue increased to 64.7% during the three months ended September 30, 1999, from 63.8% during the three months ended September 30, 1998. Hotel operations segment operating costs and expenses as a percentage of segment revenue decreased to 70.7% during the nine months ended September 30, 1999, from 71.1% during the nine months ended September 30, 1998. Operating costs and expenses as a percentage of revenues for the Consolidated hotels increased slightly during the three month period ended September 30, 1999 due primarily to higher operating costs for the non-AmeriHost Inn(R) properties. Operating costs and expenses as a percentage of revenues for the Consolidated hotels decreased slightly during the nine month period ended September 30, 1999 due to fewer AmeriHost Inn(R) hotels operating during their pre-stabilization period in the first nine months of 1999 compared to the first nine months of 1998.

Operating costs and expenses for the hotel development segment increased 204.8% to $4.5 million during the three months ended September 30, 1999, from $1.5 million during the three months ended September 30, 1998, consistent with the 262.2% increase in hotel development revenues for the three months ended September 30, 1998. Operating costs and expenses for the hotel development segment decreased 32.6% to $5.1 million during the nine months ended September 30, 1999, from $7.5 million during the nine months ended September 30, 1998, consistent with the 26.3% decrease in hotel development revenues for the nine months ended September 30, 1999. Operating costs and expenses in the hotel development segment as a percentage of segment revenue decreased to 85.0% during the three months ended September 30, 1999, from 101.0% during the three months ended September 30, 1998. The third quarter of 1999 consisted primarily of the sale of two AmeriHost Inn(R) hotels to franchisees, which results in a lower percentage of operating costs compared to construction activity. The third quarter of 1998 consisted of a greater amount of construction activity, which resulted in higher operating costs in relation to the revenue recognized. Operating costs and expenses in the hotel development segment as a percentage of segment revenue decreased to 86.6% during the nine months ended September 30,

1999, from 94.7% during the nine months ended September 30, 1998, as a result of the sale of two hotels described above in relation to actual construction activity that has higher operating costs.

Hotel management segment operating costs and expenses decreased 35.0% and 32.0% to $206,080 and $717,255 during the three and nine months ended September 30, 1999, respectively, from $316,815 and $1.1 million during the three and nine months ended September 30, 1998. This decrease was due to the decrease in the number of hotels operated and managed for unrelated third parties and minority-owned entities. Employee leasing operating costs and expenses decreased 41.2% and 43.3% to $1.5 million and $4.6 million during the three and nine months ended September 30, 1999, respectively, from $2.6 million and $8.2 million during the three and nine months ended September 30, 1998, which is consistent with the 42.0% and 43.4% decrease in segment revenue for the three and nine months ended September 30, 1999. Franchising had operating costs and expenses of $295,420 and $488,036 during the three and nine months ended September 30, 1999, which is the initial nine months of operations.

Depreciation and amortization expense decreased 6.8% and 8.4% to $1.1 million and $3.7 million during the three and nine months ended September 30, 1999, respectively, from $1.2 million and $4.0 million during the three and nine months ended September 30, 1998. The decrease was primarily attributable to the sale and leaseback of 30 hotels, 26 of which closed on June 30, 1998 and four of which closed in March 1999, and the sale of five additional hotels that closed in 1999, partially offset by the addition of 24 Consolidated hotels to the hotel operations segment and the resulting depreciation and amortization therefrom. The Company does not recognize any depreciation on the assets sold in the sale/leaseback transaction.

Leasehold rents - hotels increased 18.8% and 124.2% to $1.8 million and $5.6 million during the three and nine months ended September 30, 1999, respectively, compared to $1.5 million and $2.5 million during the three and nine months ended September 30, 1998. The increase is attributable to the sale and leaseback transaction with PMC. The Company anticipates leasehold rents - hotels to increase significantly in comparison to 1998, but to remain relatively constant after 1999.

Corporate general and administrative expense increased 0.3% and 4.2% to $404,259 and $1.2 million during the three and nine months ended September 30, 1999, respectively, from $402,905 and $1.1 million during the three and nine months ended September 30, 1998, and can be attributed primarily to the overall growth of the Company.

The Company's operating income increased 53.0% to $3.9 million during the three months ended September 30, 1999 from $2.6 million during the three months ended September 30, 1998. The Company's operating income increased by 18.7% during the nine months ended September 30, 1999 to $4.4 million from $3.7 million for the nine months ended September 30, 1998. The following discussion of operating income by segment is exclusive of any corporate general and administrative expense. Operating income from Consolidated AmeriHost Inn(R) hotels increased 62.9% and 50.7% to $3.2 million and $4.7 million during the three and nine months ended September 30, 1999, respectively, from $1.9 million and $3.1 million during the three and nine months ended September 30, 1998. These increases in operating income were due to the increased number of Consolidated AmeriHost Inn(R) hotels and the increase in same room revenues as a significant number of recently opened Consolidated AmeriHost Inn(R) hotels were still operating in 1998 during their pre-stabilization period when revenues are typically lower. Operating income from the hotel development segment increased to $785,093 during the three months ended September 30, 1999, from a loss of ($35,849) during the three months ended September 30, 1998 and increased to $760,491 during the first nine months of 1999 from $363,216 during the first nine months of 1998. The fluctuations in hotel development operating income were due to the timing of hotels developed and constructed for third parties and minority-owned entities during the third quarter and first nine months of 1998, compared with the third quarter and first nine months of 1999, the overall decrease in the number of hotels developed and constructed for third parties and minority-owned entities during 1999, and the sale of two AmeriHost Inn(R) hotels held for sale during the third quarter of 1999 which were included in operating income. The hotel management segment had operating income of $67,025 and $188,844 during the three and nine months ended September 30, 1999, from operating income of $210,902 and $593,868 during the three and nine months ended September 30, 1998. This decrease was due primarily to fewer hotels managed during the past twelve months for unrelated third parties and minority-owned properties, and the expensing of start-up costs as incurred during 1999. Employee leasing operating income decreased 65.0% and 47.1% to $30,009 and $111,087 during the three and nine months ended September 30, 1999, respectively, from $85,654 and $209,886 during the three and nine months ended September 30, 1998, due to the decrease in employee leasing agreements with minority-owned entities and unrelated third parties.

Interest expense increased 40.5% and 1.8% to $1.6 million and $4.8 million during the three and nine months ended September 30, 1999, respectively, from $1.2 million and $4.7 million during the three and nine months ended September 30, 1998. This increase was primarily attributable to the additional mortgage financing of newly constructed and acquired Consolidated hotels, offset by the sale and leaseback transaction with PMC, whereby the Company does not incur any interest expense on the sold hotels after the sale dates.

The Company's share of equity in income (loss) of affiliates was ($45,735) during the three months ended September 30, 1999, compared to ($38,410) during the three months ended September 30, 1998. The Company's share of equity in income (loss) of affiliates was ($6,019) during the nine months ended September 30, 1999, compared to $6,647 during the nine months ended September 30, 1998. The changes in equity of affiliates were primarily attributable to additional newly opened AmeriHost Inn(R) hotels operating during their initial stabilization period when revenues are typically lower, offset by the sale of one minority-owned property in the second quarter of 1999 at a significant gain. Distributions from affiliates were $246,754 during the nine months ended
September 30, 1999, compared to $1.1 million during the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has five main sources of cash from operating activities: (i) revenues from hotel operations; (ii) fees from development, construction and renovation projects, including proceeds from the sale of assets held for sale;
(iii) fees from management contracts; (iv) fees from employee leasing services; and (v) fees from franchise agreements. Cash from hotel operations is typically received at the time the guest checks out of the hotel. Approximately 10% of the Company's hotel operations revenues is generated through other businesses and contracts and is usually paid within 30 to 45 days from billing. Fees from development, construction and renovation projects are typically received within 15 to 45 days from billing. Due to the procedures in place for processing its construction draws, the Company typically does not pay its contractors until the Company receives its draw from the equity or lending source. Management fee revenues typically are received by the Company within five working days from the end of each month. Cash from the Company's employee leasing segment typically is received 24 to 48 hours prior to the pay date. Franchise fees are typically received within ten days from the end of each month.

During the first nine months of 1999, the Company used cash for operations of $539,281, compared to cash provided from operations of $1.8 million during the first nine months of 1998, or an increase in cash used by operations of $2.4 million. The decrease in cash flow from operations during the first nine months of 1999, when compared to 1998, can be attributed to the increasing impact of seasonality as the number of Consolidated hotels increased from 67 hotels at September 30, 1998 to 70 hotels at September 30, 1999, a significant number of hotels still operating during their pre-stabilization period. In addition, the first nine months of 1999 had significantly less revenue from the development and construction of hotels for minority-owned entities.

The Company invests cash in three principal areas: (i) the purchase of property and equipment through the construction and renovation of Consolidated hotels;
(ii) the purchase of equity interests in hotels; (iii) the making of loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital; and (iv) the purchase of property and equipment held for sale. During the first nine months of 1999, the Company received $13.7 million from investing activities compared to receiving $23.4 million during the first nine months of 1998. During the first nine months of 1999, the Company received $15.4 million from the sale of four hotels, used $940,969 to purchase property and equipment for Consolidated hotels, and used $693,777 for investments in and advances to affiliates, net of distributions and collections, and used $260,648 for the acquisition of a hotel partnership interest, net of cash acquired. During the first nine months of 1998, the Company received $64.4 million from the sale of hotels, used $32.9 million to purchase property and equipment for Consolidated hotels, used $328,803 for investments in and advances to affiliates, net of distributions and collections, and used $7.8 million for the acquisition of hotel partnership interests, net of cash acquired.

Cash used in financing activities was $11.2 million during the first nine months of 1999 compared to cash used by financing activities of $22.2 million during the first nine months of 1998. In 1999, the primary factors were principal repayments of $17.1 million, including the repayment of mortgages in connection with the sale of hotels, offset by $7.2 million in proceeds from the mortgage financing of Consolidated hotels, and net proceeds of $2.7 million on the Company's operating line-of-credit. Also, the Company used cash of $3.9 million to repurchase its own common stock. In 1998, the contributing factors were repayments of $22.9 million from the mortgage financing of Consolidated hotels, net of principal repayments, and $1.3 million in net proceeds from the Company's operating line-of-credit.

At September 30, 1999, the Company had $4.7 million outstanding under its operating line-of-credit. The operating line-of-credit (i) has a limit of $8.5 million (ii) is collateralized by a security interest in certain of the Company's assets, including its interest in various joint ventures; (iii) bears interest at an annual rate equal to the lending bank's base rate plus 1/2% (with a minimum interest rate of 7.5%); and (iv) matures May 15, 2000. At September 30, 1999, the Company also had outstanding $2.25 million of unsecured 7%

Subordinated Notes. The 7% Subordinated Notes matured on October 9, 1999 and were paid in full by the Company with operational cash flow and proceeds from its line-of-credit.

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

In 1997, the Company established a Year 2000 task force to develop and implement a Year 2000 compatibility program. The Company developed a Year 2000 compatibility plan, and has completed the audit, assessment and scope phases of the plan. The Company's compatibility plan included purchasing and installing software releases which are Year 2000 compatible as well as testing these systems.

In addition, the Company has evaluated computer hardware, such as personal computers, as well as critical equipment used at the Company's hotels. The Company is presently in the process of finalizing the remediation of any critical systems which are not Year 2000 compatible. The Company's goal is to complete the remediation of these systems by November 30, 1999.

In addition to reviewing its internal systems, the Company has had formal communications with its significant vendors concerning Year 2000 compliance, including electronic commerce. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compatible so as to avoid an adverse impact on the Company's operations, financial condition and results of operations. The Company does not believe that its products and services involve any Year 2000 risks. The Company does not presently anticipate that the costs to address the Year 2000 issue will have a material adverse effect on the Company's financial condition, results of operation or liquidity.

The Company presently anticipates that it will complete its Year 2000 assessment and remediation by November 30, 1999. However, there can be no assurance that the Company will be successful in implementing its Year 2000 remediation plan according to the anticipated schedule. In addition, the Company may be adversely affected by the inability of other companies who have not provided Year 2000 readiness information, whose systems interact with the Company to become Year 2000 compatible, and by potential interruptions of utility, communication or transportation systems as a result of Year 2000 issues.

Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company has prepared a contingency plan that specifies what it plans to do if it or important external companies are not Year 2000 compatible in a timely manner.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

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


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   SCHEDULE OF EARNINGS BEFORE INTEREST/RENT,
                       TAXES AND DEPRECIATION/AMORTIZATION
                                   (UNAUDITED)

=====================================================================================================================

                                              Three Months Ended Sept. 30,              Nine Months Ended Sept. 30,
                                              ------------------------------        ---------------------------------
                                                 1999               1998                    1999             1998
                                              -----------        -----------        ---------------    --------------

Revenue                                    $   25,793,599        $19,429,557        $    59,600,797    $   52,360,200


Operating costs and expenses                   18,522,950         13,725,257             44,761,784        41,008,335

                                           --------------        -----------        ---------------    --------------
                                                7,270,649          5,704,300             14,839,013        11,351,865


Corporate general and administrative             (404,259)          (402,905)            (1,181,454)       (1,133,625)
Equity in net income and losses
   of affiliates                                  (45,735)           (38,410)                (6,019)            6,647

                                           --------------        -----------        ---------------    --------------

Earnings before minority interests              6,820,655          5,262,985             13,651,540        10,224,887

Minority interests in earnings of
   consolidated subsidiaries and
   partnerships                                  (152,142)           (90,489)              (242,169)          142,639

                                           --------------        -----------        ---------------    --------------


Earnings before interest/rent, taxes
  and depreciation/amortization            $    6,668,513    $     5,172,496        $    13,409,371    $   10,367,526
                                           ==============    ===============        ===============    ==============



                           PART II: Other Information


Item 4.      Submission of Matters to a Vote of Securities Holders:
------

             There were no matters submitted to a vote of securities holders during the three months ended September 30, 1999.



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



                                         AMERIHOST PROPERTIES, INC.
                                         --------------------------
                                               Registrant


    Date:  November 10, 1999
                                By:     /s/ James B. Dale
                                        ----------------------------------------
                                        James B. Dale
                                        Treasurer/Senior Vice President, Finance



                                By:     /s/ Michael E. Kirk
                                        ----------------------------------------
                                        Michael E. Kirk
                                        Corporate Controller