Form 10-K
period 1999-12-31
AMERIHOST PROPERTIES INC
filed 2000-03-24
CIK 778423

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1999
                                       OR
 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           Commission File No. 0-15291

                           AMERIHOST PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                36-3312434
            --------                                ----------
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

2355 S. ARLINGTON HEIGHTS RD., SUITE 400, ARLINGTON HEIGHTS, ILLINOIS    60005
---------------------------------------------------------------------    -----
       (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (847) 228-5400

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
    Title of Each Class                               on which registered
    -------------------                         -------------------------------
           NONE                                             NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.005 per share
                    ----------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

While it is difficult to determine the number of shares owned by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission), the registrant estimates that the aggregate market value of the registrant's Common Stock held by non-affiliates on March 17, 2000 (based upon an estimate that 89.8% of the shares are so owned by non-affiliates and upon the closing price for the Common Stock of $3.375) was $15,068,746.

--------------------------------------------------------------------------------
As of March 17, 2000, 4,973,498 shares of the Registrant's Common Stock were outstanding.

The following documents are incorporated into this Form 10-K by reference:  None

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

Amerihost Properties, Inc. and its subsidiaries (collectively, where appropriate, "Amerihost," or the "Company") is engaged in the development and construction of AmeriHost Inn(R) hotels, its proprietary hotel brand, and the ownership, operation and management of both AmeriHost Inn(R) hotels and other hotels. The Company also began to franchise the AmeriHost Inn(R) brand in 1999. The AmeriHost Inn(R) brand was created by the Company to provide for the consistent, cost-effective development and operation of mid-price hotels in various markets. All AmeriHost Inn(R) hotels have been designed and developed using the Company's 60 to 120 room, interior corridor and indoor pool prototype design and are located in tertiary and secondary markets. In 1999, the Company also developed a 3-story AmeriHost Inn & SuitesSM prototype designed for larger markets.

As of December 31, 1999, the Company owned, operated, franchised or managed 90 hotels located in 18 states. Of these hotels, 77 hotels are operated, managed or franchised under the Company's proprietary brand, the AmeriHost Inn(R). Of the 90 hotels, the Company owns a 100% or majority ownership interest in 69 hotels and a minority equity interest, ranging from 1% to 33.6%, in 15 hotels. Of the 84 hotels in which the Company has an ownership interest, 74 are AmeriHost Inn(R) hotels and 10 are other brands, which in most cases were acquired, renovated and repositioned in their respective marketplaces between 1987 and 1993. The Company has three franchised AmeriHost Inn(R) hotels which were owned and operated by unaffiliated third parties at December 31, 1999. The other brand hotels are franchised through Days Inn, Hampton Inn, Holiday Inn and Ramada Inn. The Company also managed three non-AmeriHost Inn(R) hotels at December 31, 1999 for unaffiliated third parties. As of December 31, 1999, an additional four AmeriHost Inn(R) hotels were under construction in all of which the Company has a minority ownership interest.

The table below sets forth information regarding the hotels at December 31, 1999.


                                                            Open             Under
                                                            Hotels         Construction              Total
                                                      ---------------    -----------------     ---------------
                                                      Hotels    Rooms     Hotels     Rooms     Hotels    Rooms
         100% or majority owned or leased:
             AmeriHost Inn(R)hotels                       62    3,931         -         -          62    3,931
             Other brands                                  7      936         -         -           7      936
                                                     -------   ------     ------   -------     ------   ------
                                                          69    4,867         -         -          69    4,867
                                                     -------   ------     ------   -------     ------   ------
         Minority ownership interest:
             AmeriHost Inn(R)hotels                       12      774          4       256         16    1,030
             Other brands                                  3      349         -         -           3      349
                                                     -------   ------     ------   -------     ------   ------
                                                          15    1,123          4       256         19    1,379
                                                     -------   ------     ------   -------     ------   ------
         Franchised hotels:
             AmeriHost Inn(R)hotels                        3      182         -         -           3      182
                                                     -------   ------     ------   -------     ------   ------

         Managed only hotels:
             AmeriHost Inn(R)hotels                        -        -          -         -          -        -
             Other brands                                  3      573         -         -           3      573
                                                     -------   ------     ------   -------     ------   ------
                                                           3      573         -         -           3      573
                                                     -------   ------     ------   -------     ------   ------

         Totals:
             AmeriHost Inn(R)hotels                       77    4,887          4       256         81    5,143
             Other brands                                 13    1,858         -         -          13    1,858
                                                     -------   ------     ------   -------     ------   ------
                                                          90    6,745          4       256         94    7,001
                                                     =======   ======     ======   =======     ======   ======


Since 1993, the Company's growth strategy has focused on the expansion of the AmeriHost Inn(R) hotel brand through new development and construction. Historically, the AmeriHost Inn(R) hotels achieved a revenue per available room ("RevPAR") higher than that realized by the Company's other owned hotels, including those operated under national franchise affiliations. These favorable operating results experienced by the AmeriHost Inn(R) hotels led to the Company's decision to focus on expanding this brand rather than acquiring or developing hotels under other brand affiliations and ultimately to franchise the brand in 1999. The Company intends to continue expanding the development as well as franchising of AmeriHost Inn(R) hotels.

The Company entered into a sale/leaseback arrangement for 30 of its hotels in 1998, of which 26 were sold in 1998, and the remaining four were sold in March 1999. This transaction provided funds for additional expansion of the AmeriHost Inn(R) brand and other fee based revenue sources, while allowing the Company to continue realizing the benefits of its hotel operations. A large portion of the proceeds from this transaction were used for the purchase of AmeriHost Inn(R) hotels in 1998 from entities in which the Company had a minority ownership interest.

For new construction projects, the Company offers "turn-key" development services, having the in-house expertise to manage a project from inception through completion, including market research, site selection, architectural services, the securing of financing and construction management. The construction contracts entered into between the Company and the entities owning the hotels have generally been one of two types, providing either for the Company to receive costs plus developer's and construction overhead fees or a fixed fee. The Company has used its development and construction expertise for its own account, for joint ventures in which the Company has an ownership interest, and for unaffiliated parties, and intends to use its expertise for franchisees.

The Company began franchising the AmeriHost Inn(R) brand in 1999. The Company believes that the AmeriHost Inn(R) franchise agreement is franchisee friendly, providing a strong brand affiliation with an excellent reputation for consistency. The AmeriHost Inn(R) franchise agreement is a long-term agreement and provides for a franchise fee, marketing fee and reservation fees based on the hotel's revenue. In addition, since the Company has extensive experience in all facets of hotel development and operation, it can offer this expertise to franchisees in addition to the franchise services. As a franchisor of hotels, the Company provides a number of services designed to increase occupancy rates, revenue and profitability, including a centralized reservation system and regional and local marketing campaigns.

The Company offers complete operational and financial management services, including sales, marketing, quality control, training, purchasing and accounting. This expertise is used for the Company's own account, as well as for joint ventures and unaffiliated entities pursuant to written management contracts. However, under certain management contracts, the Company's joint venture partners or co-managers are responsible for the day-to-day operational management, while the Company provides full financial management and operational consulting and assistance. The Company is currently managing or co-managing all of the hotels in which it has a minority ownership interest, and is also managing three hotels for unaffiliated third parties. These hotels are managed under contracts ranging from 1 to 10 years, with optional renewal periods of equal length, and contain provisions under which the Company is paid fees equal to a percentage of total gross revenues for its services and, in some instances, additional incentive fees based upon hotel performance. The Company has developed centralized systems and procedures which it believes allow it to manage the hotels effectively and efficiently. The Company intends to actively pursue management contracts with additional third parties, while continuing to manage hotels for current as well as future joint ventures.

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

All revenues attributable to development, construction, management, franchising and employee leasing services with respect to hotels in which the Company has a 100% or majority ownership interest have been eliminated in consolidation.

AMERIHOST INN(R) HOTELS

AmeriHost Inn(R) hotels, the Company's proprietary brand, are designed and constructed using the Company's two- or three-story prototype, featuring 60 to 120 rooms, interior corridors and an indoor pool area. The AmeriHost Inn(R) hotel's amenities and services include 24-hour front desk and message service, facsimile machines, whirlpool, exercise room, meeting room, a covered entrance and extensive exterior lighting for added security. The standard AmeriHost Inn(R) guest room features an electronic card-key lock, in-room safe, in-room coffee maker, telephone with data port for personal computer, a work area and a 25" color television with premium cable service or movies on demand. In addition, each Amerihost Inn(R) hotel typically includes two to 12 whirlpool suites which, in addition to the standard amenities, include in-room whirlpools, microwave ovens, compact refrigerators and an expanded sitting area. AmeriHost Inn(R) hotels do not contain food and beverage facilities normally associated with full-service hotels. Food service for hotel guests is generally available from adjacent or nearby free-standing restaurants which are independently owned and operated.

The AmeriHost Inn(R) hotels are operated, managed or franchised by the Company in accordance with strict guidelines designed to provide guests with a consistent lodging experience. The Company believes the quality and consistency of the amenities and services provided by its AmeriHost Inn(R) hotels increase guest satisfaction and repeat business. The quality of the AmeriHost Inn(R) product and the consistency of the amenities and services have assisted the chain in becoming one of only a few hotel chains in the U.S. to have achieved an American Automobile Association ("AAA") Three Diamond rating at all of its hotels. During 1999, the Company introduced its Commitment PlusSM 100% guest satisfaction guarantee program. This program guarantees that every guest will leave satisfied. All AmeriHost Inn(R) employees have the unconditional authority to correct any oversight to the guest'S satisfaction, or we will refund the guest's money, up to 100%. This 100% satisfaction guarantee will help the brand maintain its quality and consistency.

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

As part of the Company's strategy to focus its ownership primarily on AmeriHost Inn(R) hotels, the Company intendS to pursue selective sales of certain of these other hotels, if and when attractive terms are available. During 1998, five hotel partnerships in which the Company was a general partner sold their hotels, resulting in proceeds to the Company upon the sale. During 1999, the Company sold four 100% owned hotels, including three to franchisees. In addition, three joint ventures in which the Company was a partner sold their hotels. These proceeds were, and any proceeds from future sales, if and when completed, are expected to be used by the Company to develop additional AmeriHost Inn(R) hotels or pursue other growth objectives of the Company.

HOTEL PROPERTIES

At December 31, 1999, the Company owned, managed and/or franchised 90 hotels in 18 states, concentrated in the midwestern and southern United States. The Company had an additional four hotels under construction located generally in the same geographical areas.

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

The following is a list of hotel properties under the Company's management or franchised at December 31, 1999 by state:


                                                                                                    Date
State             Hotel (1)                                                   Rooms           Operations Began
-----             ---------                                                  -------          ----------------

California         AmeriHost Inn(R)Anderson                                       61               01/20/97
                   AmeriHost Inn(R)Corning                                        60               05/29/98
                   AmeriHost Inn(R)Marysville (3)                                 62               09/01/99
                   AmeriHost Inn(R)Yreka                                          61               08/04/97
                                                                              ------
                                                                                 244

Florida            Hampton Inn Ft. Myers                                         123               09/30/92
                                                                             ------

Georgia            AmeriHost Inn(R)Eagles Landing, Stockbridge                    60               08/08/95
                   AmeriHost Inn(R)LaGrange                                       59               03/01/95
                   AmeriHost Inn(R)Smyrna                                         60               12/21/95
                   Days Inn Northwest, Atlanta (5)                               107               11/01/91
                   Days Inn Peachtree, Atlanta (5)                               142               11/01/91
                                                                             ------
                                                                                 428

Illinois           AmeriHost Inn(R)Harvard                                        60               07/01/96
                   AmeriHost Inn(R)Jacksonville (3)                               60               06/14/96
                   AmeriHost Inn(R)Macomb                                         60               05/19/95
                   AmeriHost Inn(R)Players Riverboat Hotel, Metropolis (3)       120               02/25/94
                   AmeriHost Inn(R)Rochelle                                       61               03/07/97
                   AmeriHost Inn(R)Sycamore                                       60               05/31/96
                   AmeriHost Inn(R)Tuscola                                        59               08/17/94
                   Days Inn Niles                                                149               01/01/90
                   Days Inn Shorewood                                            116               10/01/89
                                                                             ------
                                                                                745
                                                                             ------







                                                                                                     Date
State              Hotel (1)                                                  Rooms             Operations Began
-----              -----                                                     -------            ----------------

Indiana            AmeriHost Inn(R)Columbia City                                  60                03/05/99
                   AmeriHost Inn(R)Decatur                                        60                08/30/98
                   AmeriHost Inn(R)Hammond                                        86                03/29/96
                   AmeriHost Inn(R)Huntington                                     62                08/21/98
                   AmeriHost Inn(R)Plainfield                                     60                09/01/92
                   Days Inn Plainfield                                            64                05/01/90
                   Ramada Inn Lafayette                                          144                02/02/94
                                                                             ------
                                                                                 536

Iowa               AmeriHost Inn(R)Boone                                          60                08/21/98
                   AmeriHost Inn(R)Le Mars                                        63                01/07/98
                   AmeriHost Inn(R)Mt. Pleasant                                   63                07/02/97
                   AmeriHost Inn(R)Storm Lake                                     61                08/13/97
                   AmeriHost Inn(R)Waverly                                        60                08/28/96
                                                                              ------
                                                                                 307

Kentucky           AmeriHost Inn(R)Murray                                         60                11/01/96
                                                                              ------

Louisiana          Days Inn Kenner, New Orleans (5)                              324                11/01/91
                                                                             ------

Michigan           AmeriHost Inn(R)Battle Creek                                   62                03/19/99
                   AmeriHost Inn(R)Coopersville                                   60                12/31/95
                   AmeriHost Inn(R)Dundee (3)                                     60                08/14/98
                   AmeriHost Inn(R)Grand Blanc (3)                                60                07/17/96
                   AmeriHost Inn(R)Grand Rapids North, Walker                     60                07/05/95
                   AmeriHost Inn(R)Grand Rapids South                             61                06/11/97
                   AmeriHost Inn(R)Hudsonville                                    61                11/24/97
                   AmeriHost Inn(R)Ionia                                          60                04/22/98
                   AmeriHost Inn(R)Marshall (4)                                   61                04/02/97
                   AmeriHost Inn(R)Monroe                                         63                09/19/97
                   AmeriHost Inn(R)Muskegon, Norton Shores                        61                11/04/96
                   AmeriHost Inn(R)Port Huron                                     61                07/01/97
                                                                              ------
                                                                                 730

Mississippi        AmeriHost Inn(R)Batesville (3)                                 60                04/26/96
                   AmeriHost Inn(R)Tupelo                                         61                07/25/97
                   AmeriHost Inn(R)Vicksburg Landing                              89                05/13/95
                                                                              ------
                                                                                 210

Missouri           AmeriHost Inn(R)Fulton                                         62                01/21/99
                   AmeriHost Inn(R)Mexico                                         61                12/06/97
                   AmeriHost Inn(R)Warrenton                                      63                11/07/97
                                                                              ------
                                                                                 186

Ohio               AmeriHost Inn(R)Ashland                                        62                08/09/96
                   AmeriHost Inn(R)Athens (2)                                    102                11/04/89
                   AmeriHost Inn(R)Cambridge (2)                                  72                02/06/98
                   AmeriHost Inn(R)Columbus Southeast (2)                         60                04/17/98
                   AmeriHost Inn(R)Delaware                                       73                05/16/97
                   AmeriHost Inn(R)Jeffersonville North (2)                       60                07/20/96
                   AmeriHost Inn(R)Jeffersonville South (2)                       60                10/14/94
                   AmeriHost Inn(R)Kenton (2)                                     60                08/02/96




                                                                                                    Date
State             Hotel (1)                                                   Rooms           Operations Began
-----             -----                                                      -------          ----------------

                   AmeriHost Inn(R)Lancaster (2)                                  60                09/04/92
                   AmeriHost Inn(R)Logan (2)                                      60                04/16/93
                   AmeriHost Inn(R)Mansfield                                      60                11/19/94
                   AmeriHost Inn(R)Marysville                                     79                06/01/90
                   AmeriHost Inn(R)Newark (2)(3)                                  72                01/29/99
                   AmeriHost Inn(R)St. Mary's (2)                                 61                11/25/97
                   AmeriHost Inn(R)Upper Sandusky                                 60                04/12/95
                   AmeriHost Inn(R)Wilmington (2)                                 61                02/21/97
                   AmeriHost Inn(R)Wooster East                                   58                01/18/94
                   AmeriHost Inn(R)Wooster North                                  60                10/20/95
                   AmeriHost Inn(R)Zanesville (2)                                 60                07/30/96
                   Days Inn New Philadelphia (2)                                 104                06/04/92
                   Ramada Inn Dayton Mall                                        215                01/20/92
                   Ramada Inn Middletown                                         120                07/03/92
                                                                             ------
                                                                               1,679

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
                                                                             ------
                                                                                 371

Tennessee          AmeriHost Inn(R)Jackson                                        61                04/01/98
                                                                              ------

Texas              AmeriHost Inn(R)Allen (3)                                      60                07/25/96
                   AmeriHost Inn(R)McKinney                                       61                01/07/97
                   AmeriHost Inn(R)San Marcos (3)                                 61                05/23/97
                                                                              ------
                                                                                 182

West Virginia      AmeriHost Inn(R)New Martinsville (2)                           60                05/03/96
                   AmeriHost Inn(R)Parkersburg North (2)                          79                06/26/95
                   AmeriHost Inn(R)Parkersburg South (2)                          61                12/30/96
                                                                              ------
                                                                                 200

Wisconsin          AmeriHost Inn(R)Green Bay (4)                                  60                10/12/96
                   AmeriHost Inn(R)Kimberly                                       63                06/30/97
                   AmeriHost Inn(R)Mosinee                                        53                04/30/93
                   AmeriHost Inn(R)Sun Prairie                                    62                03/03/99
                   AmeriHost Inn(R)Whitewater                                     61                09/08/97
                                                                              ------
                                                                                 299

                                                     TOTAL ROOMS               6,745
                                                     TOTAL PROPERTIES             90

          (1) Unless otherwise noted, the Company owns a direct or indirect equity or leasehold interest in the hotel.
          (2) Indicates properties which are co-managed with an unaffiliated third party.
          (3)  Indicates properties which are owned and operated by franchisees.
          (4)  Property was sold in 2000 to a franchisee.



          (5) Indicates properties in which the Company does not have a direct or indirect equity or leasehold interest.


The table below shows the average occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") experienced by the Company in 1999 in various locations. These statistics include all hotels open as of December 31, 1999.


                                                               Average           Average           Revenue Per
                                                              Occupancy        Daily Rate        Available Room
                                                              ---------        ----------        --------------
Ohio (22 hotels)                                                53.2%             $57.73               $30.72
Illinois, Iowa and Wisconsin (19 hotels)                        54.8%             $54.40               $29.82
Michigan and Pennsylvania (16 hotels)                           60.2%             $57.70               $34.78
Georgia, Mississippi and West Virginia (11 hotels)              60.3%             $56.27               $33.95
Indiana and Kentucky (8 hotels)                                 50.7%             $55.35               $28.09
Texas and California (7 hotels)                                 59.3%             $55.51               $32.95
Other hotels (7 hotels located in Tennessee, Florida,
         Louisiana, Missouri and Oklahoma)                      52.7%             $47.59               $25.10

All hotels                                                      55.6%             $55.45               $30.88


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

Since the early 1990's, the United States lodging industry has shown significant improvement. The primary element contributing to the industry's improved performance has been increased economic activity, which has resulted in growth in the demand for hotel rooms. This growth in hotel room demand has resulted in positive trends industry-wide for room revenues. Although industry analysts expect slight declines in industry-wide occupancy over the next few years, they still expect industry-wide revenues to expand given the anticipated demand growth and strong average daily rate increases. According to Smith Travel Research, the overall United States hotel room occupancy declined 0.8% in 1999, while average daily rates increased 4.0%.

GROWTH STRATEGY

The Company's growth strategy is to increase revenues, EBITDAR (as defined below) and net income per share by: (i) developing, operating and owning or leasing additional AmeriHost Inn(R) hotels; (ii) franchising the AmeriHost Inn(R) brand, (iii) developing and managing hotels for affiliated and unaffiliated parties and franchisees; (iv) maintaining or enhancing occupancy and average daily rate results at all of its hotels; and (v) controlling operating and corporate overhead expenses. EBITDAR is used by the Company as a supplemental performance measure along with net income to report its operating results. EBITDAR is defined as net income, adjusted to eliminate the impact of
(i) interest expense; (ii) interest and other income; (iii) leasehold rents for hotels, which the Company considers to be financing costs similar to interest;
(iv) income tax expense (benefit); (v) depreciation and amortization; and (vi) gains or losses from property transactions.

The Company's primary growth strategy is to focus on the expansion of its proprietary brand, the AmeriHost Inn(R). During 1999, the Company opened five wholly-owned AmeriHost Inn(R) hotels and one joint venture hotel, and had another four joint venture AmeriHost Inn(R) hotels under construction at December 31, 1999. The Company acquired a 100% ownership interest during 1998 in 26 AmeriHost Inn(R) hotels in which the Company already held a minority ownership interest. The Company may seek to increase its ownership interest in additional existing AmeriHost Inn(R) hotels in which the Company has less than a 100% ownership interest, if available on favorable economic terms. These hotels had been built by the Company using the AmeriHost Inn(R) standard prototype.

Due to the expansion of the AmeriHost Inn(R) brand over the past few years, and the recognition the brand has received for the consistency of guest services and amenities, the Company decided to begin selling franchises in 1999. The Company has satisfied all Federal Trade Commission requirements and is currently able to sell franchises in 50 states. The AmeriHost Inn(R) franchise agreement is a long-term agreement, providing for a franchise royalty, marketing and reservation fees based on the hotel's revenue. Due to the Company's expertise in all areas of hotel development and management, the Company anticipates making these services available to the franchisee, including site selection, operational management, and property accounting, in addition to the franchise agreement. Although the Company believes that it can sell a significant number of franchises, it does not expect this segment to contribute to the profitability of the Company during its initial start up period.

The Company intends to continue using its hotel development and management expertise to build and operate hotels for itself, as well as for future joint ventures in which the Company holds a minority ownership interest and in some instance, for franchisees. In addition, the Company is also focused on actively pursuing development contracts and management contracts with unaffiliated entities. This may include building and managing non-AmeriHost Inn(R) hotels.

During 1999, the Company began construction on four AmeriHost Inn(R) hotels, and completed construction of six hotels, all of which were AmeriHost Inn(R) hotels. The Company intends to continue developing and constructing AmeriHost Inn(R) hotels in communities located in tertiary and secondary markets which already have established demand generators, such as major traffic arteries, office complexes, industrial parks, shopping malls, colleges and universities or tourist attractions. Typically, the Company seeks communities where an active economic development program is in place, which suggests long-term growth potential for additional lodging demand. In most cases, the local community is interested in a new hotel because existing facilities are dated or inconvenient. The Company provides comfortable, professionally managed accommodations which are typically not available in that community.

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

Historically, the Company has financed its hotel development and construction through a combination of equity and debt financing, with the equity financing typically provided by the Company and/or its joint venture partners, and the debt financing typically provided by local or regional banks. All of the AmeriHost Inn(R) hotels under construction at December 31, 1999 are being financed in this manner.

The Company intends to increase its revenue, EBITDAR and net income per share through the continued development and franchising of its AmeriHost Inn(R) brand hotel and the continued implementation of its operating and marketing strategies. The Company believes that it can develop and operate additional AmeriHost Inn(R) hotels having occupancies and average daily rates similar to those the Company has achieved at its existing AmeriHost Inn(R) hotels. Moreover, the Company believes that the development of additional AmeriHost Inn(R) hotels and expanded geographic diversity will continue to enhance the awareness of the AmeriHost Inn(R) brand and thus improve revenues at existing, as well as future, AmeriHost Inn(R) hotels. The Company believes that leveraging its expertise in hotel development and management by providing these services to unaffiliated parties and franchisees will also assist the Company in reaching its financial objectives.

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

The Company has designed a financial management system whereby all accounting and operating information is processed in the Company's centralized accounting office at its headquarters. The system includes cash management, accounts payable and the generation of daily financial and operating information and monthly financial statements which allow senior management and the regional, area and general managers to closely monitor performance and to quickly react to changes in operational conditions. The Company provides each hotel with standardized forms and procedures to ensure uniform and efficient financial reporting. The Company's financial management system relieves certain management and reporting burdens from the individual hotel managers, enabling them to focus on the operation and marketing of the hotel. The centralized financial management system also enhances the quality and timing of internal financial reports. All payroll functions are also centralized at the Company's headquarters through its employee leasing subsidiary, allowing the Company to have greater control over payroll costs. In addition, since all of the approximately 1,700 hotel personnel are employed by the same company, the costs of certain payroll related expenses are lower than if each hotel maintained its own employees, and the Company is able to offer a more attractive health insurance program to its employees.

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

In order to enhance this local marketing strategy, the Company became part of the Global Distribution System ("GDS") in 1999. The GDS system is the airline reservation system through which most travel agents make hotel bookings. GDS offers tremendous exposure of the AmeriHost Inn(R) brand to travel agents globally. In addition, our guests are now able to book hotel reservations easily through their preferred travel agent.

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

The Company also maintains a toll-free reservation number for the AmeriHost Inn(R) hotels. By dialing 800-434-5800, a guest can make a reservation at any one of the AmeriHost Inn(R) hotels throughout the country. In addition, the Company's internet web site is capable of accepting reservations on-line, further improving our guests' ability to book rooms easily. The Company anticipates that the reservation system will significantly increase the number of reservations as the brand awareness increases. The Company also periodically implements a regional marketing campaign using various media including radio and newspaper. The markets and media selected for the marketing activities are based on extensive research done by the Company and in some cases, an advertising consultant. The Company, its franchisees, and its joint venture partners have committed that 1% of each hotel's room revenues will be used for the regional marketing program.

The Company targets independent hotel owners and developers to franchise the AmeriHost Inn(R) brand. The Company has a sales force which covers the majority of the United States. The Company also conducts national and regional advertising campaigns primarily through trade magazines and journals. The Company believes that the consistency maintained by the AmeriHost Inn(R) hotels with regard to amenities and service will attract franchisees, along with the brand's central reservation system and marketing programs.

JOINT VENTURES

The Company continued to develop new hotels through joint ventures in 1999 whereby the Company and other investors agree to jointly undertake the development, construction, acquisition or renovation of a hotel property. As of December 31, 1999, the Company had 23 projects with joint venture partners, including multiple projects with certain joint venture partners. Four of these joint venture projects were under construction at December 31, 1999.

The Company's joint ventures have taken various forms, including general partnerships, limited partnerships, and limited liability companies. Each joint venture has been formed with respect to a particular hotel project and reflects the characteristics of that project, including the relative contributions, in cash, property or services, of its partners. In most instances, the joint venture has taken the form of a limited partnership or a limited liability company, with a wholly-owned subsidiary of the Company as a general partner or managing member with sole or joint management authority. The Company's subsidiary, as general partner or managing member, has typically received an ownership interest ranging from 1% to 30% for contributing the Company's expertise. In certain cases, the subsidiary has also contributed a minimal amount of cash. The limited partners or members (which may include the Company or its affiliates in some instances) have typically contributed the cash equity required to fund the project and have received interests proportionate to their contributions. A typical joint venture agreement provides that the profits and losses of the entity will be allocated among the partners in proportion to their respective interests. However, the distribution of operating cash flow and asset sale proceeds to the Company in proportion to its ownership interest is often subordinate to the prior return of capital and other distributions payable to the other joint venture partners. In addition, in three recent joint venture arrangements, the equity interests held by the joint venture partners are exchangeable into shares of the Company's common stock and the Company has guaranteed minimum annual distributions to the joint venture partners.

As the general partner or managing member, the Company's subsidiary generally has the sole or primary management authority with respect to the joint venture. However, in some instances, the joint venture agreement or applicable law may provide to the other joint venture partners the right to amend the joint venture agreement, approve a transfer of the general partner's partnership interest, remove the general partner for cause, or dissolve the joint venture. The joint venture agreements do not typically restrict the right of the Company or its affiliates to engage in related or competitive business activities.

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

The Company believes that the relationship between the development and construction costs and the average daily rates achieved by the AmeriHost Inn(R) hotels is more favorable than that experienced by many of the Company'S competitors. In addition, a significant portion of the purchasing and accounting functions related to the hotels is handled in the Company's headquarters, thus enabling the local general managers and their staff to focus their efforts on marketing and sales. The centralization of many functions also assists in keeping costs lower due to certain economies of scale. This allows the AmeriHost Inn(R) hotels to operate efficiently and compete effectively.

There is significant competition among the national and regional lodging franchisors in the limited service mid-market segment. The Company's competitors include brands such as Holiday Inn Express(R), Hampton Inn(R), And Fairfield Inn(R), among others. The Company believes that potential franchisees select a brand based upon theiR expectation of franchise costs versus the potential for enhanced revenue and profitability, in addition to their perception of a brand's reputation. The Company believes that the high degree of consistency among the AmeriHost Inn(R) hotels with regard to amenities and service, along with its national reservation system and franchise-friendly franchise agreement will enable the Company to compete successfully.

FRANCHISE AGREEMENTS

At December 31, 1999, the Company had franchise agreements (collectively, the "Franchise Agreements") with Days Inn of America, Inc., Promus Hotels, Inc. (regarding Hampton Inns), Holiday Inns, Inc., Holiday Inns Franchising, Inc. and Ramada Franchise Systems, Inc. Although the terms of the various Franchise Agreements differ, each requires the Company to pay a monthly royalty fee for the right to operate the hotel under the "flag" of that Franchisor and to have access to the other benefits provided by such Franchisor, including access to reservation systems, marketing plans and use of trademarks. The royalty fees are typically based on gross revenues attributable to room rentals, plus marketing and reservation contributions, and typically range between 8% and 10% of gross room revenues. In addition, the Company and/or the joint venture which owns a hotel operated pursuant to a Franchise Agreement will have ongoing obligations to maintain the quality and condition of the hotel to the standards required by the Franchisor. The term of a Franchise Agreement typically is between 10 and 20 years, with a substantial penalty for early termination by the Company with either party typically having the right to terminate after five years. The Company believes that it is generally in compliance with its Franchise Agreements, and the loss of any one of the Franchise Agreements would not have a material impact on the Company.

EMPLOYEES

As of December 31, 1999, the Company and its subsidiaries had 1,742 full and part-time employees:

             Hotel Management:
                   Operations                               40
                   Accounting and finance                   18
                   Property general managers                88

             Hotel Franchising:                             10

             Hotel Development:                             10

             Hotel Operations:                           1,168

             Corporate:
                   General and administrative                8
                   Officers                                  2

             Employee Leasing:
                   General and administrative                3
                   Operations                              395
                                                         -----
                                                         1,742
                                                         =====

To date, the Company has not experienced any work stoppages or significant employee-related problems. The Company believes that its relationship with its employees is good.

ITEM 2.   PROPERTIES.

The Company's corporate offices and the offices of its wholly-owned subsidiaries are located in approximately 19,000 square feet of space at 2355 South Arlington Heights Road, Suite 400, Arlington Heights, Illinois 60005. These offices are occupied under a lease that expires on December 19, 2011.

At December 31, 1999, the Company had a 100% or majority ownership or leasehold interest in 69 operating hotels located in 15 states. The land, building, furniture, fixtures and equipment and construction in progress for these hotels is reflected in the Company's Consolidated Balance Sheet at December 31, 1999. These assets were substantially pledged to secure the related long-term mortgage debt. See Item 1 and Notes 6 and 7 to the Consolidated Financial Statements under Item 14.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.

The Company's Common Stock is traded on the Nasdaq National Market under the symbol HOST. As of March 17, 2000, there were 1,317 holders of record of the Company's Common Stock. The following table shows the range of reported high and low closing prices per share.
                                                           High($)     Low($)
                                                           -------     ------

FISCAL 1998
   First quarter                                            5.81        3.94
   Second quarter                                           5.38        4.38
   Third quarter                                            4.63        3.09
   Fourth quarter                                           4.50        2.56

FISCAL 1999
   First quarter                                            3.81        3.00
   Second quarter                                           4.25        3.00
   Third quarter                                            4.13        3.00
   Fourth quarter                                           3.94        2.69

FISCAL 2000
   First quarter (through March 17, 2000)                   3.75        2.88

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

ITEM 6.   SELECTED FINANCIAL DATA.

The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements. The consolidated financial statements for all years presented have been audited by the Company's independent certified public accountants, whose report on such consolidated financial statements for each of the three years in the period ended December 31, 1999 is included herein under Item 14. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto under Item 14 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                      (in thousands, except per share data)

                                                                       Fiscal Year Ended December 31,
                                                           -------------------------------------------------------
                                                             1999        1998       1997       1996        1995
                                                           --------    -------    --------   --------    ---------
STATEMENT OF OPERATIONS DATA:
  Revenue                                                  $ 76,058   $ 68,618    $ 62,666   $ 68,342    $ 51,962
  Operating costs and expenses                               57,868     54,286      52,285     54,360      41,317
  Depreciation and amortization expense                       4,567      5,487       4,532      3,479       2,268
  Leasehold rents - hotels                                    7,307      4,192       1,729      2,122       1,976
  Corporate general and administrative                        1,537      1,569       2,140      1,928       2,111

  Operating income                                            4,780      3,084       1,980      6,453       4,290

  Interest expense, net                                       5,155      5,592       3,299      2,142       1,195

  Income (loss), before extraordinary item and
    cumulative effect of change in accounting principle(1) $    201   $ (1,167)   $   (966)  $  3,395    $  2,138
                                                           ========   ========    ========   ========    ========
  Net income (loss)                                        $    201   $ (2,796)   $   (966)  $  3,395    $  2,138
                                                           ========   ========    ========   ========    ========

  Earnings (loss) per share, before  extraordinary item
    and cumulative effect of
    change in accounting principle(1):
          Basic                                            $   0.04   $ (0.19)    $ (0.15)   $   0.57    $   0.37
                                                           ========   =======     =======    ========    ========
          Diluted                                          $   0.02   $ (0.20)    $ (0.19)   $   0.49    $   0.34
                                                           ========   =======     =======    ========    ========

  Earnings (loss) per share:
          Basic                                            $   0.04   $ (0.45)    $ (0.15)   $   0.57    $   0.37
                                                           ========   =======     =======    ========    ========
          Diluted                                          $   0.02   $ (0.45)    $ (0.19)   $   0.49    $   0.34
                                                           ========   =======     =======    ========    ========

  Weighted average shares outstanding:
          Basic                                               5,567      6,180       6,283      6,008       5,839
                                                           ========   ========    ========   ========    ========
          Diluted                                             5,857      6,513       6,659      6,839       6,371
                                                           ========   ========    ========   ========    ========

BALANCE SHEET DATA:
  Total assets                                             $103,108   $115,281    $ 92,668   $ 66,901    $ 52,453
  Long-term debt, including current portion                  60,349     71,841      60,235     34,339      25,014
  Working capital                                            (6,817)    (6,924)     (2,208)       366       1,854
  Shareholders' equity                                       14,181     18,316      21,593     20,912      17,267

OTHER DATA:
  EBITDAR (2)                                              $ 16,280   $ 12,790    $  6,023   $ 12,447    $  8,862
  Cash (used in) provided by operating activities              (885)     5,408       1,858      7,558       1,918
  Cash provided by (used in) investing activities            12,344     15,555     (28,463)   (11,347)    (13,506)
  Cash (used in) provided by financing activities           (12,187)   (18,819)     25,926      5,447       9,933
  Capital expenditures                                        2,103     42,183      29,343     14,049      12,539


   (1) The Company recorded an extraordinary loss of $333,000 in 1998, net of income taxes, relating to the early extinguishment of mortgage debt on hotels sold in connection with a sale/leaseback transaction. The Company recorded a cumulative effect of a change in accounting principle of $1,296,000 in 1998, net of income taxes, relating to the adoption of Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities."

   (2) EBITDAR is not defined by generally accepted accounting principles ("GAAP"), however the Company believes it provides relevant information about its operations and is necessary for an understanding of the Company's operations, given its significant investment in real estate. EBITDAR should not be considered as an alternative to operating income (as determined in accordance with GAAP) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. EBITDAR is defined as net income, adjusted to eliminate the impact of (i) interest expense; (ii) interest and other income; (iii) leasehold rents for hotels, which the Company considers to be financing costs similar to interest; (iv) income tax expense (benefit); (v) depreciation and amortization; and (vi) gains or losses from property transactions. EBITDAR for 1997, when calculated to exclude non-recurring charges for costs associated with contractual terminations and costs incurred in connection with a potential merger or acquisition which was not consummated, would have been approximately $7.9 million. EBITDAR for 1996, when calculated to exclude a non-recurring charge for costs associated with a public offering of common stock which was not consummated, would have been approximately $12.9 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company is engaged in the development of AmeriHost Inn(R) hotels, its proprietary brand, and the ownership, operation and management of AmeriHost Inn(R) hotels and other mid-price hotels. As of December 31, 1999, there were 77 AmeriHost Inn(R) hotels open, of which 61 were wholly-owned or leased, one was majority-owned, 12 were minority-owned, and three were owned by franchisees. A total of six AmeriHost Inn(R) hotels were opened during the past twelve months. The Company intends to use the AmeriHost Inn(R) brand when expanding its hotel operations segment. Same room revenues for all AmeriHost Inn(R) hotels (including minority-owned, managed-only, and franchised) increased approximately 7.2% during 1999, compared to 1998, primarily attributable to an increase of $2.56 in average daily rate. These results relate to the 74 AmeriHost Inn(R) hotels that were operating for at least thirteen full months during the twelve months ended December 31, 1999.

After approximately 10 years of developing and using the AmeriHost Inn(R) name exclusively for the Company's own account and for joint ventures in which the Company maintains an ownership interest, the Company has begun to franchise the AmeriHost Inn(R) brand name. Currently, the Company is qualified to sell
AmeriHost Inn(R) hotel franchises in all 50 states and Canada and Mexico. Through December 31, 1999, the Company entered into nine AmeriHost Inn(R) franchise agreements, including six with entities in which the Company has a partial ownershiP interest. However, the Company does not anticipate the franchising activity to have a significant impact on the operations of the Company in 2000, and there can be no assurance that the Company will be successful in selling AmeriHost Inn(R) franchises in the future.

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

The results for 1999 were consistent with the Company's objective of establishing the AmeriHost Inn(R) hoteL franchising department. In addition, due to the Company's focus on developing and constructing a significant number of Consolidated AmeriHost Inn(R) hotels during 1998 and the first part of 1999, as well as acquiring the remaining ownership interests in a significant number of AmeriHost Inn(R) hotels which were previously minority-owned, the Company recognized lower revenues from the development and construction of hotels for minority-owned and unrelated third parties during 1999. In conjunction with the Company's objective of building a franchising segment, the Company decided to develop AmeriHost Inn hotels to be held for sale to potential franchisees. The sale of these hotels held for sale are included in the Company's hotel development segment. During the third quarter of 1999, the Company sold three of its Consolidated AmeriHost Inn(R) hotels to franchisees, two of which were recorded as operational transactions in the hotel development segment. This strategy has a short-term positive impact on revenues and earnings from the sale, while allowing the Company to benefit from a long-term franchise agreement.

Revenues from Consolidated AmeriHost Inn(R) hotels increased 49.6% to $49.5 million during 1999, from revenues oF $33.1 million during 1998, due to the net addition of 19 Consolidated AmeriHost Inn(R) hotels during the past eighteen months. Revenues from the hotel management and employee leasing segments decreased by 40.7% in total during 1999, compared to 1998, due primarily to the acquisition of the remaining ownership interest in 17 minority-owned joint venture hotels during the last eighteen months, 16 of which are AmeriHost

Inn(R) hotels. Revenues from Consolidated non-AmeriHost Inn(R) hotels decreased 11.6% during 1999, compared to 1998, primarily as a result of the disposition of one Consolidated non-AmeriHost Inn(R) hotel during the second quarter of 1998 and the disposition of two others in 1999. Total revenues increased 10.8% to $76.1 million during 1999, from $68.6 million during 1998. The Company recorded net income of $200,591 for 1999, or $0.02 per diluted share, compared to a net loss of ($2.8) million, or ($0.45) per diluted share in 1998. The results for 1998 include an extraordinary item and the cumulative effect of a change in accounting principle in the total amount of ($1.6) million, after income tax benefit, or ($0.25) per diluted share.

The Company uses EBITDAR as a supplemental performance measure, along with net income, to report its operating results. EBITDAR is defined as net income before extraordinary items, adjusted to eliminate the impact of (i) interest expense;
(ii) interest and other income; (iii) leasehold rents for hotels, which the Company considers to be financing costs similar to interest; (iv) income tax expense (benefit), (v) depreciation and amortization; and (vi) gains or losses from property transactions. EBITDAR should not be considered as an alternative to operating income (as determined in accordance with Generally Accepted Accounting Principles, "GAAP") as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. EBITDAR, as defined by the Company, is included herein due to numerous requests by investors and analysts. Management believes that investors and analysts find it to be a useful tool for measuring the Company's ability to service debt. EBITDAR increased 27.3% to $16.3 million during 1999, from $12.8 million during 1998.

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

Amerihost had an ownership interest in the operations of 84 hotels, including 34 hotels which are leased, at December 31, 1999 versus 85 hotels at December 31, 1998 (excluding hotels under construction). These figures include 69 Consolidated hotels at December 31, 1998 and December 31, 1999.

RESULTS OF OPERATIONS

The following table sets forth the percentages of revenues of the Company represented by components of net income for 1999, 1998 and 1997.


                                                                  Percentage of Total Revenue
                                                                    Year Ended December 31,
                                                     -------------------------------------------
                                                         1999              1998             1997
                                                       --------          --------         ------

Revenue                                                 100.0%           100.0%            100.0%
Operating costs and expenses                             76.1             79.1              83.4
                                                       ------            -----           -------
                                                         23.9             20.9              16.6

Depreciation and amortization                             6.0              8.0               7.2
Leasehold rents - hotels                                  9.6              6.1               2.8
Corporate general and administrative                      2.0              2.3               3.4

Operating income                                          6.3              4.5               3.2

Interest expense                                         (7.9)            (8.9)            ( 6.5)
Interest and other income                                 1.9              1.1               1.4
Equity in income and losses of affiliates                (0.2)            (0.4)            ( 0.8)
Gain on sale of assets                                    0.7              0.5               2.7
Non-recurring expenses                                    0.0              0.0              (3.0)

Income (loss) before minority interests and
  income taxes                                            0.8             (3.2)            ( 3.0)

Minority interests in operations of consolidated
  subsidiaries and partnerships                          (0.3)             0.4               0.3

Income (loss) before income taxes                         0.5             (2.8)            ( 2.7)

Income tax (expense) benefit                             (0.2)             1.1               1.2

Income (loss) before extraordinary item and
     cumulative effect of change in accounting principle  0.3 %           (1.7)%            (1.5)%
                                                         ====             ====              ====


1999 compared to 1998

Revenues increased 10.8% to $76.1 million during 1999, from $68.6 million during 1998. The increase in revenue from the Consolidated AmeriHost Inn(R) hotels was partially offset by the decreases from the hotel management and employee leasing segments, a decrease from the hotel development and construction segment, as well as the decrease from non-AmeriHost Inn(R) hotel operations.

Hotel operations revenue increased 31.2% to $62.1 million during 1999, from $47.3 million during 1998. Revenues from Consolidated AmeriHost Inn(R) hotels increased 49.6% to $49.5 million during 1999, from $33.1 million durinG 1998. These increases were attributable primarily to the net addition of 19 Consolidated AmeriHost Inn(R) hotels from July 1, 1998 through December 31, 1999, including the addition of seven newly constructed Consolidated AmeriHost Inn(R) hotels, and the acquisition of additional ownership interest in 16 existing hotels causing them to become Consolidated AmeriHost Inn(R) hotels, as well as an increase in same room revenues, offset by the sale of four Consolidated AmeriHost Inn(R) hotels. The increase in Consolidated AmeriHost Inn(R) hotel revenue was offset by an 11.6% decrease in Consolidated other brand hotel revenue during 1999, compared to 1998. This decrease was primarily the result of the sale of two non-AmeriHost Inn(R) Consolidated hotels, partially offset by thE acquisition of one non-AmeriHost Inn(R)

Consolidated hotel. The hotel operations segment included the operations of 69 Consolidated hotels (including 62 AmeriHost Inn(R) hotels) comprising 4,867 rooms at December 31, 1999, compared to 69 Consolidated hotels (including 61 AmeriHost Inn(R) hotels) comprising 4,916 rooms at December 31, 1998. AfteR considering the Company's ownership interest in the majority-owned Consolidated hotels, this translates to 4,624 and 4,647 equivalent owned rooms as of December 31, 1999 and 1998, respectively, or a decrease of 0.5%. Recently, the Company has experienced an increase in competition in certain markets, primarily from newly constructed hotels. As a result, there is increased downward pressure on occupancy levels and average daily rates. The Company believes that as the number of AmeriHost Inn(R) hotels increases, the greater the benefits will be at all locations from marketplace recognition and repeat business. In addition, the Company typically builds new hotels in growing markets where it anticipates a certain level of additional hotel development.

Hotel development activity is summarized as follows:


                                           1999                         1998                     1997
                           ------------------------------------------------------------------------------------------
                                Unaffiliated &              Unaffiliated &            Unaffiliated &
                                   Minority-  Consolidated     Minority- Consolidated    Minority-  Consolidated
                                   Owned (1)   Hotels (2)      Owned (1)  Hotels (2)     Owned (1)   Hotels (2)
                                   ---------   ----------      ---------  ----------     ---------   ----------

      Under construction at
         beginning of year                1           5              4          4              7          12

      Starts                              4           -              2          7              6           6

      Completions                         1           5              5          6              9          14

      Under construction at
         end of year                      4           -              1          5              4           4
                                      =====     =======          =====      =====          =====        ====

     (1)  hotels   developed/constructed  for  unaffiliated  third  parties  and entities in which the Company holds a minority ownership interest

     (2) hotels developed/constructed for the Company's own account and for entities in which the Company holds a majority ownership interest


Hotel development revenue decreased 28.3% to $6.4 million during 1999, from $9.0 million during 1998. The Company was developing and constructing five hotels for minority-owned entities during 1999, compared to six hotels during 1998. In conjunction with the Company's objective of building a franchise segment, the Company decided to develop AmeriHost Inn(R) hotels to be held for sale to potential franchisees. Any sale of these hotels held for sale less than twelve months from the date opened are included in the hotel development segment. The Company sold two AmeriHost Inn(R) hotels for $5.3 million in the third quarter of 1999 to franchisees, which was recognized as development revenue. The Company had several additional projects in various stages of pre-construction development during both years.

Hotel management revenue decreased 41.6% to $1.3 million during 1999, from $2.3 million during 1998. The number of hotels managed for third parties and minority-owned entities decreased from 22 hotels, representing 1,930 rooms, at December 31, 1998 to 18 hotels, representing 1,696 rooms, at December 31, 1999. The addition of a management contract for one newly constructed hotel (72 rooms) was more than offset by the termination of one management contract (60 rooms) with a minority-owned entity as a result of the sale of the hotel (non-AmeriHost Inn(R) hotel), the termination of one management contract (64 rooms) with a minority-owned hotel which became a Consolidated hotel due to the Company acquiring additional ownership interest, and the termination of three management contracts with unrelated third parties (182 rooms).

Employee leasing revenue decreased 40.5% to $6.0 million during 1999, from $10.1 million during 1998, due primarily to the reduction in hotels managed for minority-owned entities and unrelated third parties as described above, and the associated decrease in payroll costs which is the basis for the employee leasing revenue.

Franchising realized revenues of $222,187 during its initial year of operation, consisting primarily of initial franchise fees from newly franchised hotels and the royalty fees from these franchised hotels which are based on the hotel's operational revenue. As of December 31, 1999, the Company has three franchise agreements with independent third parties, and has executed additional franchise agreements with certain existing AmeriHost Inn hotel joint ventures.

Total operating costs and expenses increased 6.6% to $57.9 million (76.1% of total revenues) during 1999, from $54.3 million (79.1% of total revenues) during 1998. Operating costs and expenses in the hotel operations segment increased 29.8% to $45.1 million during 1999, from $34.8 million during 1998. These increases resulted primarily from the net addition of 18 Consolidated hotels to this segment during the last eighteen months, and are directly related to the 31.2% increase in Consolidated hotel revenues during 1999. Hotel operations segment operating costs and expenses as a percentage of segment revenue decreased to 72.7% during 1999, from 73.5% during 1998. Operating costs and expenses as a percentage of revenues for the Consolidated hotels decreased slightly during 1999 due to fewer AmeriHost Inn(R) hotels operating during their pre-stabilization period in 1999 compared to 1998.

Operating costs and expenses for the hotel development segment decreased 36.2% to $5.4 million during 1999, from $8.5 million during 1998, consistent with the 28.3% decrease in hotel development revenue for 1999. Operating costs and expenses in the hotel development segment as a percentage of segment revenue decreased to 83.9% during 1999, from 94.4% during 1998. In connection with the Company's objective of developing AmeriHost Inn(R) hotels held for sale to potential franchisees, the Company recognized development costs of $4.3 million in 1999, which resulted in a lower percentage of operating costs compared to construction activity. The results for 1998 consisted of a greater amount of construction activity, which resulted in higher operating costs in relation to the revenue recognized.

Hotel management segment operating costs and expenses decreased 38.1% to $809,061 during 1999, from $1.3 million during 1998. This decrease was due to the decrease in the number of hotels operated and managed for unrelated third parties and minority-owned entities. Employee leasing operating costs and expenses decreased 41.0% to $5.7 million during 1999, from $9.7 million during 1998, which is consistent with the 40.5% decrease in segment revenue for 1999, compared to 1998. Franchising had operating costs and expenses of $786,658 during 1999, which is its initial year of operations.

Depreciation and amortization expense decreased 16.8% to $4.6 million during 1999, from $5.5 million during 1998. The decrease was primarily attributable to the sale and leaseback of 30 hotels, 26 of which closed on June 30, 1998 and four of which closed in March 1999, and the sale of six additional hotels that closed in 1999, partially offset by the addition of 24 Consolidated hotels to the hotel operations segment during the past eighteen months and the resulting depreciation and amortization therefrom. The Company does not recognize any depreciation on the assets sold in the sale/leaseback transaction.

Leasehold rents - hotels increased 74.3% to $7.3 million during 1999, compared to $4.2 million during 1998. The increase is attributable to the sale and leaseback transaction with PMC. The Company anticipates leasehold rents - hotels to remain relatively constant after 1999.

Corporate general and administrative expense decreased 2.0% to $1.5 million during 1999, from $1.6 million during 1998, and can be attributed primarily to efficiencies gained in the overall administration of the Company.

The Company's operating income increased 55.0% to $4.8 million during 1999 from $3.1 million during 1998. The following discussion of operating income by segment is exclusive of any corporate general and administrative expense. Operating income from Consolidated AmeriHost Inn(R) hotels increased 8.6% to $5.2 million during 1999, from $4.8 million during 1998. This increase in operating income was due to the increased number of Consolidated AmeriHost Inn(R) hotels and the increase in same room revenues as a significant number of recently opened Consolidated AmeriHost Inn(R) hotels in 1998 were still operating during their pre-stabilization period when revenues are typically lower. Operating income from the hotel development segment increased 136.8% to $1.0 million during 1999 from $426,427 during 1998. The increase in hotel development operating income was due to the timing of hotels developed and constructed for third parties and minority-owned entities during 1998, compared with 1999, the overall decrease in the number of hotels developed and constructed for third parties and minority-owned entities during 1999, and the sale of two AmeriHost Inn(R) hotels held for sale during the third quarter of 1999 which were included in operating income. The hotel management segment operating income decreased 17.5% to $448,710 during 1999, from $543,747 during 1998. This decrease was due primarily to fewer hotels managed during the past twelve months for unrelated third parties and minority-owned properties, and the expensing of start-up costs as incurred during 1999. Employee leasing operating income decreased 23.7% to $242,309 during 1999, from $317,668 during 1998, due to the decrease in employee leasing agreements with minority-owned entities and unrelated third parties.

Interest expense decreased 1.3% to $6.0 million during 1999, from $6.1 million during 1998. This decrease was primarily attributable to the sale and leaseback transaction with PMC, whereby the Company does not incur any interest expense on the sold hotels after the sale dates, offset by the additional mortgage financing of newly constructed and acquired Consolidated hotels.

The Company's share of equity in income (loss) of affiliates was ($160,837) during 1999, compared to ($240,868) during 1998. The fluctuation in equity of affiliates was primarily attributable to additional newly opened AmeriHost Inn(R) hotels operating during their initial stabilization period in 1999 when revenues are typically lower, offset by the sale of one minority-owned property in the second quarter of 1999 at a gain. Distributions from affiliates were $278,096 during 1999, compared to $831,113 during 1998.

The Company recorded income tax expense of $160,000 in 1999 compared to an income tax benefit, before an extraordinary item and cumulative effect of a change in accounting principal of $780,000 in 1998, which is directly related to the pre-tax income (loss) incurred in 1999 and 1998, respectively.

The Company had net income of $200,591 in 1999 compared to a loss before cumulative effect of change in accounting principle of $(1.2) million in 1998, primarily due to the factors discussed above.

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

During 1999, the Company used cash for operations of $885,080, compared to cash provided from operations of $5.4 million during 1998, or an increase in cash used by operations of $6.3 million. The decrease in cash flow from operations during 1999, when compared to 1998, can be attributed to a significant level of hotel development expenditures which were accrued at December 31, 1998, and paid in 1999, the timing of collections from hotel development and construction activity, the start-up of the franchising segment, and a significant number of hotels acquired or opened in 1998 or 1999 which were still operating during their pre-stabilization period. In addition, 1999 had significantly less revenue from the development and construction of hotels for minority-owned entities.

The Company invests cash in four principal areas: (i) the purchase of property and equipment through the construction and renovation of Consolidated hotels;
(ii) the purchase of equity interests in hotels; (iii) the making of loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital; and (iv) the purchase of property and equipment held for sale. During 1999, the Company received $12.3 million from investing activities compared to receiving $15.6 million during 1998. During 1999, the Company received $16.7 million from the sale of eight hotels, used $2.1 million to purchase property and equipment for Consolidated hotels, and used $2.2 million for investments in and advances to affiliates, net of distributions and collections, and used $260,648 for the acquisition of a hotel partnership interest, net of cash acquired. During 1998, the Company received $64.8 million from the sale of hotels, received $1.5 million in collections on notes receivable, used $42.2 million to purchase property and equipment for
Consolidated hotels, and used $8.4 million for the acquisition of hotel partnership interests, net of cash acquired.

Cash used in financing activities was $12.2 million during 1999 compared to cash used in financing activities of $18.8 million during 1998. In 1999, the primary factors were principal repayments of $20.3 million on long-term debt, including the repayment of mortgages in connection with the sale of hotels, offset by $7.2 million in proceeds from the mortgage financing of Consolidated hotels, and net proceeds of $5.6 million from the Company's operating line-of-credit. Also, the Company used cash of $4.3 million to repurchase its own common stock. In 1998, the contributing factors were principal payments of $50.0 million on long-term debt, including the repayment of mortgages in connection with the sale of hotels, offset by $31.6 million in proceeds from the mortgage financing of Consolidated hotels, and $671,504 in net proceeds from the Company's operating line-of-credit.

At December 31, 1999, the Company had $7.6 million outstanding under its operating line-of-credit. The operating line-of-credit (i) has a limit of $8.5 million (ii) is collateralized by a security interest in certain of the Company's assets, including its interest in various joint ventures; (iii) bears interest at an annual rate equal to the lending bank's base rate plus 1/2% (with a minimum interest rate of 7.5%); and (iv) matures May 15, 2000. During 1999, the Company repaid $2.3 million of unsecured 7% Subordinated Notes with operational cash flow and proceeds from its line-of-credit.

In March 1998, the Company's Board of Directors authorized the repurchase of its Common Stock from time to time on the open market. In addition, in 1999 the Company completed a Dutch Auction self tender offer to purchase up to 1,000,000 shares of its Common Stock. Through December 31, 1999, the Company repurchased approximately 1.2 million shares of the Company's Common Stock for approximately $4.8 million. The Company does not anticipate any significant additional repurchases during 2000.

The Company expects cash from operations to be sufficient to pay all operating and interest expenses in 2000.

YEAR 2000

The following disclosure is a Year 2000 readiness disclosure statement pursuant to the Year 2000 Readiness Disclosure Act.

In order to minimize or eliminate the effect of the Year 2000 risk on our business systems and applications, we identified, evaluated, implemented and tested changes to our computer systems, applications and software necessary to achieve Year 2000 compliance. Our computer systems and equipment successfully transitioned to the Year 2000 with no significant issues. Costs incurred to achieve Year 2000 compliance were not material. We continue to keep our Year 2000 project management in place to monitor latent problems that could surface at key dates or events in the future. We do not anticipate any significant problems related to these events.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 has been amended by SFAS No. 137, which delayed the effective date to periods beginning after June 15, 2000. The Company, to date, has not engaged in derivative and hedging activities.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use, including the requirement to capitalize and amortize specific costs. The adoption of this standard did not have a material effect on its capitalization policy.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligations. The Company has some cash flow exposure on its long-term debt obligations to changes in market interest rates. The Company primarily enters into long-term debt obligations in connection with the development and financing of hotels. The Company maintains a mix of fixed and floating debt to mitigate its exposure to interest rate fluctuations.

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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Company's executive officers and directors are:

       Name              Age            Position
       ----              ---            --------

Michael P. Holtz          43       Chairman of the Board of Directors, President
                                   and Chief Executive Officer

James B. Dale             36       Senior Vice President of Finance, Secretary,
                                   Treasurer and Chief Financial Officer

Russell J. Cerqua         43       Director

Reno J. Bernardo          68       Director

Salomon J. Dayan          54       Director

Jon K. Haahr              46       Director

Thomas J. Romano          47       Director

Michael P. Holtz has been a Director of the Company since August 1985. From 1985 to 1989, Mr. Holtz served as the Company's Treasurer and Secretary. In 1986, Mr. Holtz was promoted to Chief Operating Officer of the Company with direct responsibility for the Company's day-to-day operations. In 1989, Mr. Holtz was elected President and Chief Executive Officer of the Company. In 1999, in addition to his other responsibilities, Mr. Holtz was elected Chairman of the Board of Directors. Mr. Holtz is responsible for development and implementation of all Company operations including hotel development, finance and management. Mr. Holtz has over 20 years experience in the operation, development and management of hotel properties.

James B. Dale was promoted to Chief Financial Officer in 1998, in addition to his responsibilities as Senior Vice President of Finance. Mr. Dale began his employment with the Company in May 1994 as the Company's first Corporate Controller. He has been responsible for overseeing all aspects of the Company's property and corporate accounting departments, including preparation of all SEC filings. In 1999, Mr. Dale was elected Secretary by the Board of Directors. Prior to joining the Company, Mr. Dale was an Audit Manager with BDO Seidman, LLP, the Company's external auditors, with nearly nine years of experience in auditing, financial reporting and taxation. Mr. Dale is a Certified Public
Accountant and is a member of the American Institute of Certified Public Accountants and the Illinois CPA Society.

Russell J. Cerqua served as the Executive Vice President of Finance, Chief Financial Officer, Treasurer and Secretary of the Company from 1987 through 1998, where his primary responsibilities included internal and external financial reporting, corporate financing, development of financial management systems, and financial analysis. Mr. Cerqua continues to serve as a Director of the Company. Mr. Cerqua is currently the Chief Financial Officer of Metro Technologies, L.L.C. Prior to joining the Company, Mr. Cerqua was an audit manager with Laventhol & Horwath, the Company's former independent certified public accountants. Mr. Cerqua was involved in public accounting for over 9 years, with experience in auditing, financial reporting and taxation. Mr. Cerqua is a Certified Public Accountant.

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

Salomon J. Dayan, M.D. has been a director of the Company since August 1996. Since 1980, Dr. Dayan, a physician certified in internal and geriatric medicine, has been the Chief Executive Officer of Salomon J. Dayan Ltd., a multi-specialty medical group which he founded and which is dedicated to the care of the elderly in hospital and nursing home settings. Since 1986, Dr. Dayan has been the Medical Director and Executive Director of Healthfirst, a corporation which operates multiple medical ambulatory facilities in the Chicago, Illinois area, and since 1994 he has also been an assistant professor at Rush Medical Center in Chicago. Dr. Dayan is currently the Chairman of the Board of Directors of J. D. Financial, a bank holding company owning Pan American Bank. Dr. Dayan also has numerous investments in residential and commercial real estate.

Jon K. Haahr has been a director of the Company since May 1999. Mr. Haahr is the Managing Director of Investment Banking for First Union Securities, Inc. Real Estate Group. Mr. Haahr joined First Union Investment Banking Department in 1987 and, prior to establishing the Real Estate Group, provided banking expertise to corporate finance clients in the financial services sector and in the area of closed-end funds. His experience includes six years at Continental Bank in Chicago where he was an officer of the bank providing corporate lending and capital markets services to middle market companies. Mr. Haahr is a member of the Board of Directors of the Center for Urban Land Economics Research at the University of Wisconsin Real Estate School, and speaks regularly at a variety of real estate industry events.

Thomas J. Romano has been a director of the Company since September 1999. Mr. Romano is currently an Executive Vice President and Chief Credit Officer for the Bridgeview Bank Group. Mr. Romano is a member of the Executive Management Committee and is responsible for all lending activities for a significant loan portfolio. In addition, Mr. Romano manages the credit underwriting department. His experience includes nineteen years with First of America Bank where his responsibilities included the management of commercial lending functions and numerous branch locations. Mr. Romano is currently a member of the Lake County Muscular Dystrophy Association and a member of Robert Morris Associates.

Dr. Dayan purchased approximately 10,000 shares of the Company's Common Stock in July, August and September 1999. These transactions were not reported to the SEC on Form 4 pursuant to Registration S-K until December 1999.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the annual and long-term compensation for services as officers to the Company for the fiscal years ended December 31, 1999, 1998 and 1997, of those persons who were, at December 31, 1999: The chief executive officer and the other executive officer of the Company (the "Named Officers"). See "Compensation of Directors" under
Item 11.


                           SUMMARY COMPENSATION TABLE


                                                                                Long-Term
                                                                                 Compensation
                                           Annual Compensation             --------------------
                                     -----------------------------  Restricted      Securities
  Name and Principal                                                  Stock        Underlying         All Other
       Position                    Year     Salary      Bonus         Awards       Options(#)(1)  Compensation(2)
------------------------          ------   --------  ----------    -----------    --------------  ---------------

Michael P. Holtz                   1999    325,000      20,000            -              -              17,500
 Chairman of the Board, President  1998    325,000      20,000            -           256,100           12,633
 and Chief Executive Officer       1997    334,615        -               -            50,000           12,375

James B. Dale                      1999    120,000       5,500            -            20,500            1,251
 Senior Vice President Finance,    1998     98,462        -               -              -               1,031
 Secretary, Treasurer, and
 Chief Financial Officer

(1) All options were fully vested as of December 31, 1999, except for 25,100 options held by Mr. Holtz and 14,500 options held by Mr. Dale.



(2) Represents life insurance premiums paid by the Company on behalf of the Named Officers and the Company's 401(k) matching contributions of $2,500 and $1,251 for  Messrs.  Holtz and Dale,  respectively.  Amounts for 1998 include the Company's 401(k) matching contributions of $2,633 and $1,031 for Messrs. Holtz and Dale, respectively.

STOCK OPTIONS

The following table summarizes the number and terms of stock options granted to each of the Named Officers during the year ended December 31, 1999.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                      Potential Realizable Value at
                                                                                         Assumed Annual Rates of
                                                                                        Stock Price Appreciation
                                 Individual Grants                                          for Option Term
          -----------------------------------------------------------                 -----------------------------
                                        % of Total
                                          Options
                                        Granted to      Exercise or
                           Options     Employees in     Base Price    Expiration
Name                      Granted(1)    Fiscal Year       ($/Sh)         Date            5% ($)        10% ($)
---------------          ------------ ---------------  ------------  ------------      ----------    ---------

James B. Dale                18,000       11.8%            $3.31       Jan. 2009          34,815        84,217
                              2,500        1.6              3.69       Oct. 2009           4,387        12,250
                           --------     ------                                           -------        ------
                             20,500       13.4%                                           39,202        96,467
                             ======       ====                                            ======        ======

The following table provides information concerning the exercise of stock options during 1999, and the year-end value of unexercised options for each of the Named Officers and Directors of the Company.


                    OPTION EXERCISES AND YEAR-END VALUE TABLE

                                                           Number of Unexercised        Value of Unexercised
                                                              Options Held at          in-the-Money Options at
                              Shares                         December 31, 1999           December 31, 1999 (1)
                             Acquired         Value     ---------------------------  -------------------------
       Name                on Exercise      Realized    Exercisable  Unexercisable    Exercisable  Unexercisable
----------------           -----------      --------    -----------  -------------    -----------  -------------

Michael P. Holtz                  -            -          701,000        25,100     $    92,188     $     -
James B. Dale                     -            -           26,500        14,500             375            750
Russell J. Cerqua                 -            -          198,958         1,000          28,809           -
Reno J. Bernardo                  -            -            3,000         1,000            -              -
Salomon J. Dayan                  -            -           33,000         1,000            -              -
Jon K. Haahr                      -            -             -            1,000            -              -
Thomas J. Romano                  -            -             -             -               -              -

(1) The closing sale price of the Company's Common Stock on such date on the Nasdaq National Market was $3.38.


EMPLOYMENT AGREEMENT

The Company's President and Chief Executive Officer, Michael P. Holtz, provides services to the Company under the terms of an employment agreement dated January 1, 1995, amended February 4, 1997 and amended November 23, 1999. On April 22, 1997, Mr. Holtz exercised his option to renew his agreement for an additional three-year period ending December 31, 2000. Pursuant to Amendment No. 3 dated November 23, 1999, the agreement renewed for an additional three-year period ending December 31, 2003. On January 1, 1998, Mr. Holtz received options to purchase a minimum of 256,100 shares of the Company's common stock at the market price on date of issuance under the Company's 1996 Omnibus Incentive Stock Plan, of which 110,000 vested immediately, 121,000 vested on July 1, 1999 and 25,100 will vest on July 1, 2000. Pursuant to Amendment No. 3, Mr. Holtz will receive 100,000 options each year, with 50,000 vesting 90 days from the date of issuance and 50,000 vesting only if the Company attains certain financial performance criteria. Amendment No. 3 also provides for a cash bonus based upon financial performance, franchising growth and hotel operation performance. Under the terms of the amended employment agreement, stock awards were eliminated as a component of annual compensation.

The employment agreement entitles the executive officer to receive severance payments, equal to two years' compensation, if his employment is terminated by the Company without cause or if he elects to terminate such employment for a "good reason," including a change of control of the Company. For purposes of the employment agreements, a change of control means (i) any change in the Company's Board of Directors such that a majority of the Board of Directors is composed of members who were not members of the Board of Directors on the date the employment agreement was made or (ii) removal of the executive from membership on the Board of Directors by a vote of a majority of the shareholders of the Company or failure of the Board of Directors to nominate the executive for re-election to Board membership. In 1998, Mr. Holtz agreed that a change in a majority of the members as described in (i) above shall no longer constitute a "good reason" for electing to terminate his employment agreement. The executive officer is also entitled to severance payments, equal to one year's compensation, if he voluntarily terminates his employment with the Company for a reason other than a "good reason" and provides appropriate notice of such resignation.

COMPENSATION OF DIRECTORS

Each nonemployee Director of the Company received an annual retainer fee of $9,000 ($750 per month) in 1999. Each nonemployee Director of the Company also received $250 for each Board of Directors meeting attended in person, $150 for each Board of Directors meeting conducted by telephone and $150 for each committee meeting. Each Director is reimbursed for all out-of-pocket expenses related to attendance at Board meetings.

Each nonemployee Director of the Company receives an option to purchase 1,000 shares of Common Stock annually, pursuant to the 1996 Stock Option Plan for Nonemployee Directors. In addition, beginning in 2000, each Director will receive 2,500 options annually which vest only if the Company meets certain performance criteria, including earnings per share and EBITDA. All Director stock options are priced at the market price on the date of issuance.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 17 2000, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's Directors, (iii) each of the Named Officers and (iv) all Directors and executive officers as a group.


                                                       Shares Beneficially Owned
                                                         As of March  17, 2000
                                                         ---------------------
Name                                                            Number                          Percent
-----------------------------                             ------------------                 ----------
 Michael P. Holtz                                               907,857    (1)                    16.0%
 Wellington Management Company                                  615,000    (2)                    12.4
 Massachusetts Financial Services Company                       527,000    (3)                    10.6
 Dimensional Fund Advisors, Inc.                                408,100    (4)                     8.2
 Raymond and Liliane R. Dayan                                   364,774    (5)                     7.3
 Salomon J. Dayan                                               361,059    (1)                     7.0
 H. Andrew Torchia                                              354,989    (6)                     6.9
 Russell J. Cerqua                                              257,413    (1)                     5.0
 Reno J. Bernardo                                                34,612    (1)                     0.7
 James B. Dale                                                   33,775    (1)                     0.7
 Jon K. Haahr                                                     2,400                            0.1
 Thomas J. Romano                                                 4,700                            0.1

ALL DIRECTORS AND EXECUTIVE
  OFFICERS AS A GROUP (7 PERSONS)                             1,601,816                           26.4%
                                                           ============                        =======


______________________

(1) Includes shares subject to options exercisable presently or within 60 days as follows: Mr. Holtz, 701,000 shares, Dr. Dayan, 157,676 shares, Mr.
     Cerqua, 198,958 shares, Mr. Bernardo, 3,000 shares, and Mr. Dale, 32,500 shares.
(2) Based upon information provided in its Schedule 13G dated December 31, 1999, Wellington Management Company ("WMC"), in its capacity as investment advisor, may be deemed beneficial owner of 615,000 shares of the Company which are owned by numerous investment counseling clients. Of the shares shown above, WMC has shared voting power for 615,000 shares and shared investment power for 615,000 shares.
(3)  Based upon information provided in its Schedule 13G dated February 8, 2000,
     Massachusetts Financial Services Company ("MFS"), in its capacity as investment manager, may be deemed beneficial owner of 527,000 shares of the Company which are also beneficially owned by MFS Series Trust II - MFS
     Emerging Growth Stock Fund, shares of which are owned by numerous investors. MFS has sole voting and investment power for the 527,000 shares.
(4)  Based upon information provided in its Schedule 13G dated February 3, 2000,
     Dimensional Fund Advisors, Inc. ("DFA"), in its capacity as investment advisor, may be deemed beneficial owner of 408,100 shares of the Company which are owned by numerous investment counseling clients. Of the shares shown above, DFA has sole voting and investment power for 408,100 shares.
(5) Based upon information provided in their Schedule 13D dated August 25, 1997, Mr. and Mrs. Dayan beneficially own 364,744 shares of the Company. Of the shares shown above, Mr. and Mrs. Dayan have sole voting and investment power for 364,774 shares.
(6)  Based upon information provided in his 13D dated December 2, 1996. Includes
     375,832 shares owned by Urban 2000 Corp. Mr. Torchia is the 51% stockholder of Urban 2000 Corp. and disclaims beneficial ownership of all but an aggregate of 195,589 shares owned directly, or indirectly, by Urban 2000
     Corp. Also includes 150,000 options currently exercisable.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In the past, certain of the Company's directors and executive officers have, directly or indirectly, invested in joint ventures with the Company. For example, Dr. Dayan, a director of the Company, has invested approximately $1.6 million in seven joint ventures since 1988. Dr. Dayan and each of the Company's directors and executive officers who have made such investments have done so on the same terms as all other investors in such joint ventures.

Mr. Romano is an executive officer of Bridgeview Bank & Trust, which is the bank that maintains the Company's operating line-of-credit.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.


         Financial Statements:
         ---------------------

The following consolidated financial statements are filed as part of this Report on Form 10-K for the fiscal year ended December 31, 1999.

         (a)(1)   Financial Statements:

                   Report of Independent Certified Public Accountants....... F-1

                   Consolidated Balance Sheets at December 31, 1999
                    and 1998................................................ F-2

                   Consolidated Statements of Operations for the years
                    ended December 31, 1999, 1998 and 1997.................. F-4

                   Consolidated Statements of Shareholders' Equity
                    for the years ended December 31, 1999, 1998 and 1997...  F-5

                   Consolidated Statements of Cash Flows for the years
                    ended December 31, 1999, 1998 and 1997.................. F-6

                   Notes to Consolidated Financial Statements............... F-8

         (a)(2)   Financial Statement Schedules:

No financial statement schedules are submitted as part of this report because they are not applicable or are not required under regulation S-X or because the required information is included in the financial statements or notes thereto.

         (a)(3)   Exhibits:

The following exhibits were included in the Registrant's Report on Form 10-K filed on March 26, 1993, and are incorporated by reference herein:


    Exhibit No.                     Description
    -----------                     -----------


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
                             Subordinated Noteholders

The following exhibits were included in the Registrant's Amendment No. 1 to Form S-2 filed on July 3, 1996, and are incorporated by reference herein:

    Exhibit No.                     Description
    -----------                     -----------

       10.4                Employment Agreement between Amerihost Properties,
                             Inc. and Michael P. Holtz


The following exhibits were included in the Registrant's Proxy Statement for Annual Meeting of Shareholders filed on July 25, 1996, and are incorporated by reference herein:

    Exhibit No.                     Description
    -----------                     -----------

       10.2                1996 Omnibus Incentive Stock Plan (Annex A)
       10.3                1996 Stock Option Plan for Nonemployee Directors
                             (Annex B)


The following exhibits were included in the Registrant's Report on Form 10-K filed March 24, 1997; and are incorporated herein by reference:

    Exhibit No.                     Description
    -----------                     -----------

       10.9                Amendment of Employment Agreement between Amerihost
                             Properties, Inc. and Michael P. Holtz


The following exhibit was included in the Registrant's Report on Form 10-K filed March 30, 1999:

Exhibit No.                         Description
-----------                         -----------

       10.5                Agreement of Purchase and Sale between PMC Commercial
                             Trust and Amerihost Properties, Inc., including exhibits thereto


The following exhibits are included in this Report on Form 10-K filed March 23, 2000:

Exhibit No.                         Description
-----------                         -----------

       10.6                Amendment No. 3 of Employment Agreement between
                              Amerihost Properties, Inc. and
                              Michael P. Holtz
       21.1                Subsidiaries of the Registrant
       23.1                Consent of BDO Seidman, LLP
       27.0                Financial Data Schedule

Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended December 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   AMERIHOST PROPERTIES, INC.

                                                   By: /s/ Michael P. Holtz
                                                      ------------------------
                                                       Michael P. Holtz
                                                       Chief Executive Officer

                                                   By: /s/ James B. Dale
                                                      ------------------------
                                                       James B. Dale
                                                       Chief Financial Officer
                  March 21, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Michael P. Holtz                    /s/ Reno J. Bernardo
----------------------------------      ---------------------------------
Michael P. Holtz, Director              Reno J. Bernardo, Director
March 21, 2000                          March 21, 2000


/s/ Russell J. Cerqua                   /s/ Jon K. Haahr
----------------------------------      ---------------------------------
Russell J. Cerqua, Director             Jon K. Haahr, Director
March 21, 2000                          March 21, 2000

/s/ Salomon J. Dayan                    /s/ Thomas Romano
----------------------------------      -----------------
Salomon J. Dayan, Director              Thomas Romano, Director
March 21, 2000                          March 21, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To The Board of Directors of
Amerihost Properties, Inc.


We have audited the accompanying consolidated balance sheets of Amerihost Properties, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amerihost Properties, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1998 the Company adopted Statement of Position (SOP) Number 98-5, "Reporting on the Costs of Start-Up Activities."




                                                                BDO Seidman, LLP


Chicago, Illinois
March 8, 2000


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

=================================================================================================================

                                                                         December 31,             December 31,
                                                                             1999                     1998
                                                                      ------------------      -------------------
                          ASSETS

Current assets:
    Cash and cash equivalents                                             $     3,766,323          $    4,493,834
    Accounts receivable (including $213,911 and $290,859
       from related parties)                                                    2,901,615               2,931,216
    Notes receivable, current portion (Note 2)                                    568,485                 168,061
    Prepaid expenses and other current assets                                     971,836                 902,457
    Refundable income taxes                                                        56,876               1,261,194
    Costs and estimated earnings in excess of billings on
       uncompleted contracts with related parties (Note 3)                        834,820                 649,858
                                                                          ---------------          --------------

         Total current assets                                                   9,099,955              10,406,620
                                                                          ---------------          --------------


Investments in and advances to unconsolidated
         hotel joint ventures (Notes 4 and 6)                                   7,332,806               5,331,247
                                                                          ---------------          --------------


Property and equipment (Notes 6, 7 and 13):
    Land                                                                        8,786,189               9,926,105
    Buildings                                                                  56,670,991              65,506,004
    Furniture, fixtures and equipment                                          17,758,161              14,799,111
    Construction in progress                                                    1,062,888               6,094,542
    Leasehold improvements                                                      1,990,822               1,156,174
    Assets held for sale                                                        7,967,318               9,075,179
                                                                          ---------------          --------------
                                                                               94,236,369             106,557,115

    Less accumulated depreciation and amortization                             15,466,013              15,219,135
                                                                          ---------------          --------------
                                                                               78,770,356              91,337,980
                                                                          ---------------          --------------

Notes receivable, less current portion (Note 2)                                   692,662               1,181,962

Deferred income taxes (Note 9)                                                  4,327,000               3,904,000

Other assets, net of accumulated amortization of
    $1,871,416 and $2,325,451 (Note 5)                                          2,885,388               3,118,979
                                                                          ---------------          --------------
                                                                                7,905,050               8,204,941

                                                                          $   103,108,167          $  115,280,788
                                                                          ===============          ==============






                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

=================================================================================================================

                                                                            December 31,             December 31,
                                                                             1999                     1998
                                                                     -------------------      -----------------

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $     2,623,390          $    5,638,250
    Bank line-of-credit (Note 6)                                                7,560,214               1,961,213
    Accrued payroll and related expenses                                          777,725               1,180,674
    Accrued real estate and other taxes                                         2,260,048               2,285,333
    Other accrued expenses and current liabilities                              1,127,504                 756,308
    Current portion of long-term debt (Note 7)                                  1,567,643               5,508,498
                                                                          ---------------          --------------

         Total current liabilities                                             15,916,524              17,330,276
                                                                          ---------------          --------------


Long-term debt, net of current portion (Note 7)                                58,781,609              66,332,566
                                                                          ---------------          --------------

Deferred income   (Note 13)                                                    14,001,231              13,164,007
                                                                          ---------------          --------------

Commitments (Notes 8, 12 and 13)

Minority interests                                                               228,235                  138,131
                                                                          ---------------          --------------


Shareholders' equity (Notes 8 and 12):
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                                     -                      -
    Common stock, $.005 par value; authorized 25,000,000 shares;
       issued and outstanding 4,968,673 shares at December 31,
       1999, and 6,089,550 shares at December 31, 1998                             24,843                  30,448
    Additional paid-in capital                                                 13,050,069              17,380,295
    Retained earnings                                                           1,542,531               1,341,940

                                                                          ---------------          --------------

                                                                               14,617,443              18,752,683
    Less:
         Stock subscriptions receivable (Note 8)                                 (436,875)               (436,875)

                                                                               14,180,568              18,315,808

                                                                          $   103,108,167          $  115,280,788
                                                                          ===============          ==============




                See notes to consolidated financial statements.


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
======================================================================================================================

                                                             1999                   1998                   1997
                                                      ------------------    -------------------     -----------------
Revenue (NOTE 10):
    Hotel operations:
         AmeriHost Inn(R)hotels                           $    49,508,745       $    33,095,525       $    14,655,498
         Other hotels                                          12,587,253            14,232,886            17,223,293
    Development and construction                                6,431,995             8,968,111            14,639,746
    Management services                                         1,315,212             2,251,962             3,023,944
    Employee leasing                                            5,992,580            10,069,705            13,123,035
    Franchising                                                   222,187                  -                     -
                                                         ----------------       ---------------       ---------------
                                                               76,057,972            68,618,189            62,665,516
                                                         ----------------       ---------------       ---------------
Operating costs and expenses:
    Hotel operations:
         AmeriHost Inn(R)hotels                                34,866,053            23,419,321            11,066,502
         Other hotels                                          10,260,074            11,348,680            13,276,726
    Development and construction                                5,398,384             8,463,341            13,719,250
    Management services                                           809,061             1,306,864             1,423,814
    Employee leasing                                            5,747,351             9,748,110            12,798,585
    Franchising                                                   786,658                  -                    -
                                                         ----------------       ---------------       ---------------
                                                               57,867,581            54,286,316            52,284,877
                                                         ----------------       ---------------       ---------------
                                                               18,190,391            14,331,873            10,380,639

    Depreciation and amortization                               4,567,030             5,486,529             4,532,500
    Leasehold rents - hotels (Note 13)                          7,306,691             4,192,348             1,728,933
    Corporate general and administrative                        1,537,052             1,568,561             2,139,647

Operating income                                                4,779,618             3,084,435             1,979,559

Other income (expense):
    Interest expense                                           (6,031,759)           (6,113,369)           (4,053,933)
    Interest income                                               877,194               521,250               755,115
    Other income                                                  555,749               227,822               136,018
    Equity in net income and losses of affiliates                (160,837)             (240,868)             (516,583)
    Gain on sale of assets                                        553,298               305,484             1,697,999
    Non-recurring expenses (Note 16)                                 -                    -                (1,874,492)

Income (loss) before minority interests and income taxes          573,263            (2,215,246)           (1,876,317)

Minority interests in operations of
     consolidated subsidiaries and partnerships                  (212,672)              267,801               172,874

Income (loss) before income taxes                                 360,591            (1,947,445)           (1,703,443)

    Income tax (expense) benefit (Note 9)                        (160,000)              780,000               737,000

Income (loss) before extraordinary item and
     cumulative effect of change in accounting principle          200,591            (1,167,445)            (966,443)

Extraordinary item - early extinguishment of debt,
     net of income tax benefit (Note 17)                             -                 (332,738)                -
Cumulative effect of change in accounting
    principle, net of income tax benefit (Note 1)                    -               (1,295,891)                -

Net income (loss)                                        $        200,591       $    (2,796,074)      $     (966,443)
                                                         ================       ===============       ==============

Income (loss) per share - Basic, before
    extraordinary item and accounting change             $          0.04        $        (0.19)       $        (0.15)
Net income (loss) per share - Basic                      $          0.04        $        (0.45)       $        (0.15)

Income (loss) per share - Diluted, before
    extraordinary item and accounting change             $          0.02        $        (0.20)       $        (0.19)
 Net income (loss) per share - Diluted                   $          0.02        $        (0.45)       $        (0.19)




                 See notes to consolidated financial statements.


                                                             AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                        FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
====================================================================================================================================






                                                                 Common stock                               Stock
                                                           ---------------------                            subscrip-
                                                                                  Additional  Retained        tions        Total
                                                                                   paid-in    earnings      and notes  shareholders'
                                                           Shares         Amount   capital    (Deficit)     receivable    equity
                                                           ------         ------   -------    ---------     ----------  ----------


BALANCE AT JANUARY 1, 1997                               6,036,921      30,185   17,170,154    5,104,457  $(1,393,167)   20,911,629

   Shares issued for compensation                            9,350          47       49,092         -            -           49,139
   Exercise of common stock options                        508,750       2,544    2,259,281         -            -        2,261,825
   Acquisition of common stock                            (157,073)       (786   (1,094,964)        -            -       (1,095,750)
   Compensation recognized relating to employee
     stock options granted                                    -           -         301,465         -            -          301,465
   Tax benefit relating to the exercise of
     non-qualified options                                    -           -         356,533         -            -          356,533
   Repayment of notes receivable from officers (Note 8)   (185,023)       (925)  (1,180,906)        -         956,292      (225,539)
   Net loss for the year ended December 31, 1997              -           -            -        (966,443)        -         (966,443)

BALANCE AT DECEMBER 31, 1997                             6,212,925      31,065   17,860,655    4,138,014     (436,875)   21,592,859

   Acquisition of common stock (Note 8)                   (123,550)       (618)    (480,810)        -            -         (481,428)
   Shares issued for compensation                              175           1          450         -            -              451
   Net loss for the year ended December 31, 1998              -           -            -      (2,796,074)        -       (2,796,074)

BALANCE AT DECEMBER 31, 1998                             6,089,550   $  30,448  $17,380,295 $  1,341,940    $(436,875)  $18,315,808

   Acquisition of common stock (Note 8)                 (1,121,002)     (5,606)  (4,330,558)        -            -       (4,336,164)
   Shares issued for compensation                              125           1          332         -            -               333
   Net income for the year ended December 31, 1999            -           -            -         200,591        -           200,591

BALANCE AT DECEMBER 31, 1999                             4,968,673   $  24,843  $13,050,069 $  1,542,531    $(436,875)  $14,180,568
                                                         =========   =========  =========== ============    ==========  ===========










                 See notes to consolidated financial statements.



                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
======================================================================================================================


                                                             1999                   1998                   1997
                                                      ------------------    -------------------     -----------------
Cash flows from operating activities:

    Cash received from customers                          $    80,716,593       $    71,281,629       $    65,006,272
    Cash paid to suppliers and employees                      (76,876,079)          (58,610,075)          (57,063,416)
    Interest received                                             729,089               976,771               546,889
    Interest paid                                              (6,076,002)           (6,089,595)           (3,994,403)
    Income taxes (paid) refunds received                          621,319            (2,150,460)             (939,572)
    Contract and employment termination costs                        -                     -               (1,697,448)

Net cash (used in) provided by operating activities              (885,080)            5,408,270             1,858,322
                                                          ---------------       ---------------       ---------------

Cash flows from investing activities:

    Distributions, and collections on advances,
         from affiliates                                          967,465             2,805,517             2,274,863
    Purchase of property and equipment                         (2,102,832)          (42,182,698)          (29,343,109)
    Purchase of investments in, and advances
         to, minority owned affiliates                         (3,124,618)           (2,790,036)           (4,658,738)
    Acquisitions of partnership interests,
         net of cash acquired                                    (260,648)           (8,358,145)              156,067
    Increase in notes receivable                                     -                     -                   (6,000)
    Collections on notes receivable                               138,876             1,465,378               139,050
    Preopening and management contract costs                         -                 (223,230)             (416,195)
    Proceeds from sale of assets                               16,726,198            64,838,108             3,390,576

Net cash provided by (used in) investing activities            12,344,441            15,554,894           (28,463,486)
                                                          ---------------       ---------------       ---------------

Cash flows from financing activities:

    Proceeds from issuance of long-term debt                    7,203,482            31,593,918            34,813,511
    Principal payments on long-term debt                      (20,328,540)          (49,875,365)           (8,880,899)
    Net proceeds from (repayments of) line of credit            5,599,002               671,504              (417,715)
    Decrease in minority interest                                (324,985)             (731,691)             (578,300)
    Proceeds from issuance of common stock                            333                   451             1,166,075
    Aborted stock offering and merger costs                          -                     -                 (177,044)
    Common stock repurchases                                   (4,336,164)             (477,650)                -

Net cash (used in) provided by financing activities           (12,186,872)          (18,818,833)           25,925,628

Net (decrease) increase in cash and cash equivalents             (727,511)            2,144,331              (679,536)

Cash and cash equivalents, beginning of year                    4,493,834             2,349,503             3,029,039

Cash and cash equivalents, end of year                    $     3,766,323       $     4,493,834       $     2,349,503
                                                          ===============       ===============       ===============


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,



                                                             1999                   1998                   1997
                                                      ------------------    -------------------     -----------

Reconciliation  of net income (loss)
    to net cash (used in) provided by operating activities:

Net income (loss)                                         $       200,591        $   (2,796,074)        $    (966,443)
Adjustments to reconcile net income (loss) to
    net cash (used in) provided by operating activities:

    Depreciation and amortization                               4,567,030             5,486,529             4,532,500
    Equity in net income (loss) of affiliates and
         amortization of deferred income                          160,837               240,868               516,583
    Minority interests in operations of subsidiaries              212,672              (267,801)             (172,874)
    Amortization of deferred interest and loan discount            34,045                45,393                39,760
    Bad debt expense                                             (150,000)                 -                  200,000
    Compensation recognized through issuance of common
         stock and common stock options                              -                     -                  350,604
    Gains on sale of investments, property
         and equipment                                           (528,297)             (305,484)           (1,697,999)
    Aborted stock offering and merger costs                          -                     -                  177,044
    Deferred income taxes                                        (423,000)           (4,012,000)              279,000
    Amortization of deferred gain                              (1,462,096)             (643,726)                 -
    Extraordinary item and cumulative effect of change
         in accounting principle                                     -                2,157,195                  -

    Changes in assets and liabilities, net of effects of acquisitions:

         Decrease in accounts receivable                          156,910             1,017,942             1,613,450
         Increase in prepaid expenses and other
           current assets                                        (211,565)             (612,070)             (188,264)
         Decrease (increase) in refundable income taxes         1,204,318             1,081,540            (1,955,572)
         (Increase) decrease in costs and estimated earnings
           in excess of billings                                 (184,962)            1,263,245               170,156
         (Increase) decrease in other assets                     (358,890)            1,494,948            (1,137,535)
         Increase in assets held for sale                        (959,002)                 -                     -

         Decrease in accounts payable                          (3,035,113)              (46,020)             (557,958)
         (Decrease) increase in accrued payroll and other
           accrued expenses and current liabilities               (37,645)              713,282               220,601
         (Decrease) increase in accrued interest                  (78,288)              (21,619)               14,137
         Increase in deferred income                                7,375               612,122               421,132

Net cash (used in) provided by operating activities       $      (885,080)       $    5,408,270         $   1,858,322
                                                          ===============        ==============         =============

                See notes to consolidated financial statements.

                                      F-7

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

================================================================================





1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Organization:
         -------------

         Amerihost Properties, Inc. and its subsidiaries (collectively, where appropriate, "Amerihost," or the "Company") was incorporated under the laws of Delaware on September 19, 1984. The Company is engaged in the development and construction of AmeriHost Inn(R) hotels, its proprietary hotel brand, the ownership, operation and management of both AmeriHost Inn(R) hotels and other hotels and the franchising of the AmeriHost Inn(R) brand. The AmeriHost Inn(R) brand was created by the Company to provide for the consistent, cost-effective development and operation of mid-price hotels in various markets. All AmeriHost Inn(R) hotels are designed and developed using the Company's 60 to 120 room, interior corridor and indoor pool prototype design and are located in tertiary and secondary markets.

         Principles of consolidation:
         ----------------------------

         The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and entities in which the Company has a majority ownership interest. All significant intercompany accounts and transactions have been eliminated.

         Construction accounting:
         ------------------------

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

         Franchise fee revenue:
         ----------------------

         Franchise fees consist of a non-refundable application fee, an initial franchise fee and monthly royalties based on the franchised hotel's revenue. The application fee is recognized upon receipt. The initial franchise fee is recognized as revenue when all material services or conditions relating to the sale have been substantially performed. The monthly royalty fee is recognized in the month in which the hotel revenue was earned.

         Cash equivalents:
         -----------------

         The Company considers all investments with an initial maturity of three months or less to be cash equivalents.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

================================================================================



1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED):

         Concentrations of credit risk:
         ------------------------------

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

         Fair values of financial instruments:
         -------------------------------------

         The carrying values reflected in the consolidated balance sheet at December 31, 1999 reasonably approximate the fair values for cash and cash equivalents, accounts and contracts receivable and payable, and variable rate long-term debt. The note receivable is collateralized by shares of the Company's common stock, investments in hotels, a second mortgage on a hotel property, and personal guarantees. Construction/renovation and working capital notes are repaid to the Company within a relatively short period after their origination. The notes receivable bear interest at rates approximating the current market rates and the carrying value approximates their fair value. The Company estimates that the fair value of its fixed rate long-term debt at December 31, 1999 approximates the carrying value considering the property specific nature of the notes and in certain cases, the subordinated nature of the debt. In making such assessments, the Company considered the current rate at which the Company could borrow funds with similar remaining maturities and discounted cash flow analyses as appropriate.

         Investments:
         ------------

         Investments in entities in which the Company has a non-majority ownership interest are accounted for using the equity method, under which method the original investment is adjusted for the Company's share of operations, and is reduced by distributions when received.

         Property and equipment:
         -----------------------

         Property and equipment are stated at cost. Repairs and maintenance are charged to expense as incurred and renewals and betterments are capitalized. Depreciation is being provided for assets placed in service, principally by use of the straight-line method over their estimated useful lives. Leasehold improvements are being amortized by use of the straight-line method over the term of the lease. Construction period interest in the amount of $121,238, $176,920 and $548,469 was capitalized in 1999, 1998 and 1997, respectively, and is included in property and equipment.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

================================================================================



1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIE
         (CONTINUED):

         For each classification of property and equipment, depreciable periods are as follows:

                  Building                                     31.5-39 years
                  Furniture, fixtures and equipment                5-7 years
                  Leasehold improvements                          3-10 years

         Assets held for sale include hotels which have opened during the last twelve months, and where the Company is actively attempting to sell the property. These assets which are sold within the first twelve months after opening are recorded as development revenue and expense on the date the assets are sold.

         Other assets:
         -------------

         Investment in leases:

         Investment in leases represents the amounts paid for the acquisition of leasehold interests for certain hotels. These costs are being amortized by use of the straight-line method over the terms of the leases.

         Costs of management contracts acquired and preopening costs:

         The costs of management contracts acquired and preopening costs were being capitalized and amortized by use of the straight-line method prior to 1998. During 1998, the Company adopted Statement of Position
         (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," which requires these costs to be expensed as incurred. As a result of the adoption of SOP 98-5, all previously capitalized costs, net of an income tax benefit of approximately $864,000, were written-off as a cumulative effect of a change in accounting principle. The pro forma effect on earnings of accounting for start-up activities pursuant to SOP No. 98-5 is as follows for 1997:

                                                                   1997
                                                             ---------------

            Pro forma net income (loss)                       $   (1,729,842)

            Pro forma net income (loss) per share:
                 Basic                                        $       (0.28)
                 Diluted                                      $       (0.31)

         Deferred loan costs:

         Deferred loan costs represent the costs incurred in issuing mortgage notes. These costs are being amortized by use of the interest method over the life of the debt.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

================================================================================




1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED):

         Initial franchise fees:

         Initial franchise fees paid by the Company to franchisors for certain hotels are capitalized and amortized by use of the straight-line method over the terms of the franchise licenses, ranging from 10 to 20 years.

         Deferred income:
         ----------------

         Deferred income includes the gain on the sale and leaseback of 30 hotels during 1998 and 1999 (Note 13). This gain is being recognized on a straight-line basis over the 10-year term of the lease as an adjustment to leasehold rent expense.

         Deferred income also includes that portion of development, construction and renovation fees earned from entities in which the Company holds an ownership interest. The portion of fees deferred is equal to the Company's proportional ownership interest in the entity and is being recognized in income over the life of the operating assets. The balance of the fees are recorded in income as earned.

         Income taxes:
         -------------

         Deferred income taxes are provided on the differences in the bases of the Company's assets and liabilities as determined for tax and financial reporting purposes and relate principally to depreciation of property and equipment and deferred income.

         Earnings per share:
         -------------------

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

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

================================================================================



1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED):

         The calculation of basic and diluted earnings per share for each of the three years ended December 31 is as follows:

                                                       1999                 1998               1997
                                                   ---------------     ----------------     ---------------
         Income (loss), before extraordinary
            item and cumulative effect of change
            in accounting principle                  $     200,591       $   (1,167,445)      $     (966,443)

         Extraordinary item (Note 13)                         -                (332,738)               -
         Accounting change (Note 1)                           -              (1,295,891)               -
                                                      ------------      ---------------        -------------

         Net income (loss)                                 200,591           (2,796,074)            (966,443)

         Impact of convertible partnership interests       (88,117)            (157,333)            (325,291)
                                                    --------------       --------------       --------------
         Net income (loss) available to common
             shareholders                            $     112,474       $   (2,953,407)      $   (1,291,734)
                                                     =============       ==============       ==============


                                                       1999                 1998               1997
                                                   ---------------     ----------------     ----------------

         Average common shares outstanding               5,566,957            6,180,279            6,282,874
         Dilutive effect of:
            Convertible partnership interests              249,350              332,579              376,225
            Stock options                                   40,373                 -                    -

         Dilutive common shares outstanding              5,856,680            6,512,858            6,659,099
                                                     =============       ==============       ==============


         Income (loss) per share - Basic, before
            extraordinary item and accounting change$         0.04       $       (0.19)       $       (0.15)

            Extraordinary item                                -                  (0.05)                 -
            Accounting change                                 -                  (0.21)                 -

         Net income (loss) per share - Basic         $        0.04       $       (0.45)       $       (0.15)
                                                     =============       =============        =============

         Income (loss) per share - Diluted, before
            extraordinary item and accounting change$         0.02       $       (0.20)       $       (0.19)

            Extraordinary item                                -                  (0.05)                 -
            Accounting change                                 -                  (0.20)                 -
                                                                                              $
         Net income (loss) per share - Diluted       $        0.02       $       (0.45)       $       (0.19)
                                                     =============       =============        =============


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

================================================================================



1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED):

         Advertising:
         ------------

         The costs of advertising, promotion and marketing programs are charged to operations in the year incurred. These costs were approximately $1,514,000, $1,883,000 and $899,000 for the years ended December 31,
         1999, 1998 and 1997, respectively.

         Estimates:
         ----------

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

         Reclassifications:
         ------------------

         Certain reclassifications have been made to the 1997 and 1998 financial statements in order to conform to the 1999 presentation.

         Asset impairments:
         ------------------

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

         Impact of New Accounting Standards:
         -----------------------------------

         In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 has been amended by SFAS No. 137, which delayed the effective date to periods beginning after June 15, 2000. The Company, to date, has not engaged in derivative and hedging activities.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use, including the requirement to

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

================================================================================



         capitalize and amortize specific costs. The adoption of this standard did not have a material effect on its capitalization policy.
2.       NOTES RECEIVABLE:


         Notes receivable consists of:                     1999                1998
                                                       ---------------      ---------------

         Diversified Innkeepers, Inc.                   $    1,261,147       $    1,250,023
         Other notes                                              -                 100,000
                                                        --------------       --------------
                                                             1,261,147            1,350,023

               Less current portion                            568,485              168,061
                                                        --------------       --------------
         Notes receivable, less current portion         $      692,662       $    1,181,962
                                                        ==============       ==============

         In connection with the purchase of management contracts from Diversified Innkeepers, Inc. in a prior year, the Company accepted notes to provide financing to the shareholders of Diversified, collateralized by 125,000 shares of the Company's common stock, a limited partnership interest in a hotel, a second mortgage on another hotel property, and personal guarantees by the shareholders. The notes as modified provide for monthly payments of $16,250, including interest at the rate of 10% per annum, and are due the earlier of the termination of the related management contracts or September 30, 2000. The Company currently anticipates extending the due date for a portion of the note for a period of three years.

3.       COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED
         CONTRACTS:

         Information regarding contracts-in-progress is as follows at December 31, 1999 and 1998:


                                                                         1999                    1998
                                                                     ---------------         ---------------

               Costs incurred on uncompleted contracts                      $319,465            $  1,747,128

               Estimated earnings                                            515,355                 503,912
                                                                      --------------          --------------
                                                                             834,820               2,251,040

               Less billings to date                                            -                  1,601,182

               Costs and estimated earnings in excess of
                  billings on uncompleted contracts                   $      834,820          $      649,858
                                                                      ==============          ==============



4.       INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED HOTEL JOINT VENTURES:

         The Company has ownership interests, ranging from 1% to 33.6%, in general partnerships, limited partnerships and limited liability companies formed for the purpose of owning and operating hotels. These investments are accounted for using the equity method. The Company had investments in 18 hotels at December 31, 1999 with a total balance of ($764,156), and investments in 19 hotels at December 31, 1998 with a total balance of ($180,467).

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

================================================================================



4.       INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED HOTEL JOINT VENTURES
         (CONTINUED):

         The Company advances funds to hotels in which the Company has a minority ownership interest for working capital and construction purposes. The advances bear interest ranging from the prime rate to 10% per annum and are due on demand. The Company expects the partnerships to repay these advances through cash flow generated from hotel operations and mortgage financing. The advances were $8,096,963 and $5,511,714 at December 31, 1999 and 1998, respectively, and are included in investments in and advances to unconsolidated hotel joint ventures on the accompanying balance sheets.

         During 1999 and 1998, the Company acquired additional partnership interests in one and 15 hotels, respectively, which resulted in these hotels being 100% or majority owned by the Company subsequent to the acquisition dates. The following is a summary of the acquisitions:


                                                                            1999                    1998
                                                                          ------------           -------------
               Fair value of assets acquired                             $  1,916,070           $  39,451,675
               Cash paid, net of cash acquired,
                 and redemption of note receivable                           (260,648)             (8,358,145)
                                                                          -----------            -------------
               Liabilities assumed                                        $  1,655,422           $  31,093,530
                                                                          ============           =============


         In addition, the Company purchased 11 hotels in 1998 from entities in which the Company held a minority ownership position, for a total purchase price of $26.7 million, including the assumption of $13.1 million in mortgage debt.

         All acquisitions have been accounted for by the purchase method of accounting. The purchase price was allocated to the acquired hotel assets, primarily property and equipment, based upon an estimate of fair values at the date of acquisition. The operating results of the acquired hotels are included in the Company's consolidated results of operations from the dates of acquisition. Presented below are the unaudited pro forma consolidated results of operations as though the hotels acquired in 1998 had been acquired as of the beginning of 1997:


                                                                         1998                   1997
                                                                     ---------------         ---------------

               Pro forma revenue                                      $   79,789,162          $   81,478,912
               Pro forma loss before extraordinary item and
                   cumulative effect of change in accounting principle$   (1,857,930)         $   (2,344,831)
               Pro forma net loss                                     $   (3,486,559)         $   (2,344,831)

               Pro forma loss per share - Basic, before
                   extraordinary item and accounting change           $       (0.30)          $       (0.37)
               Pro forma net loss per share - Basic                   $       (0.56)          $       (0.37)

               Pro forma loss per share - Diluted, before
                   extraordinary item and accounting change           $       (0.31)          $       (0.40)
               Pro forma net loss per share - Diluted                 $       (0.56)          $       (0.40)



                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

================================================================================




4.       INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED HOTEL JOINT VENTURES
         (CONTINUED):

         The proforma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the above date, nor are they indicative of future operating results.

         The following represents unaudited condensed financial information for all of the Company's investments in affiliated companies accounted for under the equity method at December 31, 1999, 1998 and 1997.


                                                        1999                 1998                 1997
                                                    --------------      ---------------      ---------------

               Current assets                        $   1,211,864       $    2,174,945       $    4,338,114
               Noncurrent assets                        35,420,633           38,398,391           88,712,619
               Current liabilities                       5,240,776           10,028,804            4,939,989
               Noncurrent liabilities                   31,494,212           27,363,973           75,359,216
               Equity                                     (102,491)           3,180,559           12,751,528

               Gross revenue                            15,210,884           14,995,050           33,427,950
               Gross operating profit                    4,853,626            4,787,471           12,100,004
               Depreciation and amortization             2,422,002            2,653,699            6,025,447
               Net loss                                 (1,586,557)            (630,097)          (2,042,178)

5.       OTHER ASSETS:

         Other assets, net of accumulated amortization, at December 31, 1999 and 1998 are comprised of the following:


                                                                             1999                1998
                                                                        ---------------      ---------------
               Deposits, franchise fees and other assets                     $1,552,639           $1,542,712
               Deferred loan costs                                            1,054,836            1,190,668
               Investment in leases                                             277,913              385,599
                                                                         --------------       --------------
                       Total                                             $    2,885,388       $    3,118,979
                                                                         ==============       ==============

6.       BANK LINE-OF-CREDIT:

         The Company has a $8,500,000 bank operating line-of-credit, of which $7,560,214 and $1,961,213 was outstanding at December 31, 1999 and 1998, respectively. The operating line-of-credit is collateralized by a security interest in certain of the Company's assets, including its interests in various joint ventures, bears interest at an annual rate equal to the bank's base lending rate (8.5% at December 31, 1999) plus one-half of one percent with a floor of 7.5%, and matures May 15, 2000. The line-of-credit note contains two financial covenants, one requiring a minimum net worth and the other requiring a maximum debt to net worth ratio.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

================================================================================



7.       LONG-TERM DEBT:



         Long-term debt consists of:                                         1999               1998
                                                                        ---------------      --------------

         Mortgage notes maturing 2001 through 2018, with a
         weighted average interest rate of 8.40%                         $   60,265,543       $   69,454,739

         7% Subordinated Notes ($2,250,000 face amount) repaid
         in October 1999                                                           -               2,215,955

         Other                                                                   83,709              170,370
                                                                         --------------       --------------

                                                                             60,349,252           71,841,064

         Less current portion                                                 1,567,643            5,508,498
                                                                         --------------       --------------
                                                                         $   58,781,609       $   66,332,566
                                                                         ==============       ==============

         The mortgage notes are collateralized by certain hotel properties. The notes provide for monthly payments of principal and interest, with interest on the fixed rate notes ranging from 7.5% to 9.25% (weighted average interest rate of 8.04% at December 31, 1999), and interest on the floating rate notes ranging from prime minus 0.25% to prime plus 1.25% (weighted average interest rate of 8.76% at December 31, 1999).

         Certain of the mortgage notes provide for financial covenants, principally minimum net worth requirements and minimum debt to equity ratios. At December 31, 1999, the Company was not in compliance with the minimum debt service coverage ratio contained in a mortgage loan of approximately $1.7 million, however the Company has obtained a waiver with respect to the violation. In addition, two joint ventures where the Company has guaranteed the mortgage debt were not in compliance with the minimum debt to equity ratio covenant, or the minimum debt service coverage ratio covenant, contained in the mortgage loans. The joint ventures have obtained waivers from the lender regarding these violations.

         The aggregate maturities of long-term debt, excluding construction loans, are approximately as follows:

                         Year Ending December 31,                 Amount
                         ------------------------                 ---------
                                  2000                     $      1,567,643
                                  2001                            1,659,585
                                  2002                            5,299,026
                                  2003                            5,952,861
                                  2004                            5,998,466
                               Thereafter                        39,871,671
                                                           ----------------
                                                           $     60,349,252
                                                           ================

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

================================================================================



8.       SHAREHOLDERS' EQUITY:

         Authorized shares:
         ------------------

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

         Common Stock:
         -------------

         In 1998, the Company's Board of Directors authorized the repurchase of Common Stock from time to time on the open market. In addition, in 1999 the Company completed a Dutch Auction self tender offer to purchase for cash up to 1,000,000 shares of its Common Stock. Through December 31, 1999, the Company repurchased approximately 1.2 million shares of the Company's Common Stock for approximately $4.8 million.

         Stock options and warrants:
         ---------------------------

         In connection with a financial relations consulting agreement, the Company issued options in 1998 to acquire 5,000 shares of common stock at an exercise price of $4.50 per share, expiring March 2001.

         In connection with the issuance of debt, the Company has issued warrants for the purchase of common stock. At December 31, 1999, warrants to purchase 10,000 shares of common stock are outstanding at an exercise price of $3.56 per share. These warrants expired in January 2000.

         The Company has issued options to acquire shares of the Company's common stock to certain of its partners in various hotel joint ventures referred to in Note 4. At December 31, 1999, options to purchase 60,000 shares of common stock are outstanding with exercise prices ranging from $6.13 to $8.00 per share and are exercisable through April 2001.

         Limited partnership conversion rights:
         --------------------------------------

         The Company is a general partner in three partnerships where the limited partners have the right at certain times and under certain conditions to convert their limited partnership interests into 249,350 shares of the Company's common stock. These conversion rights expire through April 2001.

         Stock subscriptions receivable:
         -------------------------------

         In connection with the Diversified transaction (Note 2), the Company issued 125,000 stock options which were exercised in January 1993, in consideration for a secured promissory note in the amount of $436,875 with interest at 6.5% per annum, collateralized by the 125,000 shares of common stock issued upon the exercise of the options and limited partnership interests. The total principal balance is due the earlier of the date the stock is sold or the related management contracts are terminated. This note receivable has been classified as a reduction of shareholders' equity on the accompanying balance sheets.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

================================================================================



9.       TAXES ON INCOME:

         The  provisions  for  income  taxes   (benefit)  in  the   consolidated
         statements of operations are as follows:



                                                       1999                1998                1997
                                                    --------------     ---------------      --------------

                Current                              $     583,000      $    3,232,000       $  (1,016,000)

                Deferred                                  (423,000)         (4,012,000)            407,000

                Valuation allowance decrease                  -                  -                (128,000)
                                                     -------------      --------------       -------------

                Income tax expense (benefit), before
                   extraordinary item and cumulative
                   effect of change in accounting
                   principle                               160,000            (780,000)           (737,000)

                Extraordinary item                            -               (231,000)               -
                Accounting change                                             (864,000)               -
                                                              -
                                                    --------------      --------------       -------------
                Income tax expense (benefit)         $     160,000      $   (1,875,000)      $    (737,000)
                                                     =============      ==============       =============


         Temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes that give rise to a net deferred income tax asset relate to the following:


                                                                            1999               1998
                                                                       ---------------      --------------
                Deferred income recognized for tax purposes
                    and deferred for financial reporting purposes       $      385,000       $     396,000

                Gain on sale/leaseback transaction recognized
                    for tax purposes and deferred for financial
                    reporting purposes                                       3,911,000           3,444,000


                Start-up costs capitalized for tax purposes and
                    expensed for financial reporting purposes                  292,000                -

                Differences in the basis of property and
                    equipment from partner acquisitions and due
                    to majority owned partnerships consolidated for
                    financial reporting purposes but not for tax purposes      818,000             619,000
                                                                         -------------       -------------
                                                                             5,406,000           4,459,000

                Cumulative depreciation differences                         (1,079,000)           (555,000)
                                                                        --------------       -------------


                Net deferred income tax asset                           $    4,327,000       $   3,904,000
                                                                        ==============       =============


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

================================================================================



9.       TAXES ON INCOME (CONTINUED):

         The following reconciles income tax expense (benefit) at the federal statutory tax rate with the effective rate:


                                                         1999               1998                 1997
                                                      ------------       -------------        ------------
                Income taxes (benefit) at the
                     federal statutory rate                  34.0%             (34.0%)             (34.0%)

                State taxes, net of federal tax benefit      10.4%               (6.0%)             (1.8%)

                Decrease in valuation allowance               -                   -                 (7.5%)
                                                       ----------         -------------        ----------

                Effective tax rate                           44.4%             (40.0%)             (43.3%)
                                                      ============       ============         ===========

10.      RELATED PARTY TRANSACTIONS:

         The following table summarizes related party revenue from various unconsolidated partnerships in which the company has an ownership interest:

                                                         1999               1998                1997
                                                    --------------     ---------------      --------------
                Development/acquisition revenue      $   1,173,054      $    8,968,111       $  14,268,017
                Hotel management revenue                 1,005,201           1,705,202           1,817,210
                Employee leasing revenue                 4,001,188           7,763,485           7,980,384
                Franchising                                 41,313                -                   -
                Interest income                            601,477             530,364             335,172

         During 1997, the Company paid $74,050 in fees and $1,289,141 in termination costs in connection with a consulting agreement which was terminated effective January 31, 1997. The consulting agreement was with a company owned by the Company's former chairman.

11.      BUSINESS SEGMENTS:

         The Company's business is primarily involved in five segments: (1) hotel operations, consisting of the operations of all hotels in which the Company has a 100% or majority ownership or leasehold interest, (2) hotel development, consisting of development, construction and renovation activities, (3) hotel management, consisting of hotel management activities, (4) employee leasing, consisting of the leasing of employees to various hotels, and (5) AmeriHost Inn(R) hotel franchising.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

================================================================================



11.      BUSINESS SEGMENTS (CONTINUED):

         Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, operating income, identifiable assets, capital expenditures and depreciation and amortization for each business segment, which is the information utilized by the Company's decision makers in managing the business:


         Revenues                                       1999                1998                1997
         --------                                   --------------     ---------------      -------------

                Hotel operations                     $  62,095,998      $   47,328,411       $  31,878,791
                Hotel development                        6,431,995           8,968,111          14,639,746
                Hotel management                         1,315,212           2,251,962           3,023,944
                Employee leasing                         5,992,580          10,069,705          13,123,035
                Hotel franchising                          222,187                -                   -
                                                     -------------      --------------       ------------
                                                 $      76,057,972      $  68,618,189      $   62,665,516
                                                 =================      =============      ==============

         Operating costs and expenses

                Hotel operations                     $  45,126,127      $   34,768,001       $  23,723,516
                Hotel development                        5,398,384           8,463,341          13,719,250
                Hotel management                           809,061           1,306,864           2,043,526
                Employee leasing                         5,747,351           9,748,110          12,798,585
                Hotel franchising                          786,658                -                   -
                                                     -------------      --------------       -------------
                                                 $      57,867,581      $  54,286,316      $   52,284,877
                                                 =================      =============      ==============

         Operating income

                Hotel operations                     $   5,249,019      $    3,467,430       $   2,422,728
                Hotel development                        1,009,720             426,426             838,452
                Hotel management                           448,710             543,748             647,230
                Employee leasing                           242,309             317,668             320,826
                Hotel franchising                         (566,857)               -                   -
                Corporate                               (1,603,283)         (1,670,837)         (2,249,677)
                                                     -------------      ---------------      -------------
                                                     $   4,779,618      $    3,084,435       $   1,979,559
                                                     =============      ==============       =============


         Identifiable assets

                Hotel operations                     $  94,606,864      $  104,076,512       $  82,530,247
                Hotel development                        1,272,184           2,309,240           2,824,933
                Hotel management                           674,489             899,660           1,612,596
                Employee leasing                           494,806             978,985           1,415,174
                Hotel franchising                          164,485                -                   -
                Corporate                                5,895,339           7,016,391           4,285,148
                                                     -------------      --------------       -------------
                                                     $ 103,108,167      $  115,280,788       $  92,668,098
                                                     =============      ==============       =============


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

================================================================================



11.      BUSINESS SEGMENTS (CONTINUED):


         Capital Expenditures                           1999                1998                1997
         ---------------------                      --------------     ---------------      --------------

                Hotel operations                     $   1,920,734      $   42,039,772       $  29,272,953
                Hotel development                            2,091              54,065               7,288
                Hotel management                            69,697              58,659              40,830
                Employee leasing                              -                  3,288               4,228
                Hotel franchising                           29,335                -                   -
                Corporate                                   80,975              26,914              17,810
                                                     -------------      --------------       -------------
                                                     $   2,102,832      $   42,182,698       $  29,343,109
                                                     =============      ==============       =============

         Depreciation/Amortization

                Hotel operations                     $   4,414,161      $    4,900,632       $   4,003,613
                Hotel development                           23,891              78,343              82,044
                Hotel management                            57,441             401,351             333,188
                Employee leasing                             2,921               3,927               3,624
                Hotel franchising                            2,387                -                   -
                Corporate                                   66,229             102,276             110,031
                                                     -------------      --------------       -------------
                                                     $   4,567,030      $    5,486,529       $   4,532,500
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

         The Company has granted to various key employees, non-qualified options to purchase shares of common stock with exercise prices ranging from $3.56 to $6.50 per share. The exercise price is the market price on the date of grant. At December 31, 1999, options to purchase 1,029,333 shares of common stock are outstanding. These options are currently exercisable and expire through September 2007.

         In 1997, the Company granted to two officers, options to purchase 65,625 shares of common stock with an exercise price of $1.53 per share. These options are currently exercisable and expire in February 2007. Pursuant to APB Opinion 25, the Company recognized $301,465 in compensation expense in 1997 as a result of this below-market grant.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

================================================================================



12.      STOCK BASED COMPENSATION (CONTINUED):

         The following table summarizes the employee stock options granted, exercised and outstanding:

                                                                                            Weighted
                                                                                             Average
                                                                     Shares              Exercise Price
                                                                     ------              --------------
                  Options outstanding January 1, 1997                 1,541,583             $     4.46
                       Options exercised                               (433,750)                  4.61
                       Forfeitures                                      (43,000)                  4.93
                       Options granted                                  181,125                   4.62
                                                                  -------------            -----------
                  Options outstanding December 31, 1997               1,245,958                   4.42
                       Forfeitures                                     (129,000)                  5.82
                       Options granted                                  488,600                   5.72
                                                                  -------------             ----------
                  Options outstanding December 31, 1998               1,605,558                   4.71
                       Forfeitures                                     (156,500)                  5.30
                       Options granted                                  157,000                   3.44
                                                                  -------------             ----------
                  Options outstanding December 31, 1999               1,606,058             $     4.52
                                                                  =============             ==========

                  Options exercisable December 31, 1999               1,477,958             $     4.58
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

                                                              1999                 1998                 1997
                                                         --------------       --------------     ----------------
               Grant-date fair value per share:
                    Options issued at market              $        1.47        $        2.76      $          2.90
                    Options issued below market                    -                     -                   4.96
               Weighted average exercise prices:
                    Options issued at market              $        3.47        $        5.72      $          6.37
                    Options issued below market                    -                     -                   1.53

               Significant assumptions (weighted-average):
                    Risk-free interest rate at grant date         5.17%                5.74%                 6.14%
                    Expected stock price volatility                0.40                 0.41                 0.37
                    Expected dividend payout                        n/a                  n/a                  n/a
                    Expected option life (years) (a)               6.00                 6.00                 5.63

               Net income (loss):
                    As reported                           $     200,591        $  (2,796,074)     $      (966,443)
                    Pro forma                             $     (30,927)       $  (3,422,385)     $    (1,626,473)


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

================================================================================



12.      STOCK BASED COMPENSATION (CONTINUED):


                                                              1999                 1998                 1997
                                                         --------------       --------------     ----------------

               Net income (loss) per share - Basic:
                    As reported                           $     0.04           $      (0.45)      $        (0.15)
                    Pro forma                             $    (0.01)          $      (0.55)      $        (0.26)
               Net income (loss) per share - Diluted:
                    As reported                           $     0.02           $      (0.45)      $        (0.19)
                    Pro forma                             $    (0.02)          $      (0.55)      $        (0.29)

               (a) The expected option life considers historical option exercise
               patterns   and  future   changes  to  those   exercise   patterns
               anticipated at the date of grant.


         The following table summarizes information about employee stock options outstanding at December 31, 1999:


                                 Options Outstanding                      Options Exercisable
                                 -------------------                      -------------------
                                                Weighted
                                                Average         Weighted                        Weighted
            Range of            Number         Remaining        Average        Number            Average
           Exercise Prices   Outstanding   Contractual Life   Exercise Price  Exercisable    Exercise Price
           ---------------   -----------   ----------------   --------------  -----------    --------------

           $ 1.53 to 4.38       986,625            6.46Years   $   3.51        883,625         $   3.51
           $ 5.75 to 7.81       619,433            7.71            6.15        594,333             6.16
           --------------       -------            ----            ----        -------             ----
           $ 1.53 to 7.81     1,606,058            6.94        $   4.52      1,477,958         $   4.58
           ==============     =========            ====        ========      =========         ========

13.      COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

         Office lease:
         -------------

         The Company entered into an operating lease for its existing office facilities which expires December 2011. The lease provides for monthly payments of approximately $28,500 plus common area maintenance and real estate tax prorations beginning in Janaury 2002. The lease also provides for an exclusive, two-year option to purchase the building for $6,400,000.

         Sale/leaseback of hotels:
         -------------------------

         On June 30, 1998, the Company completed the sale of 26 AmeriHost Inn(R) hotels to PMC Commercial Trust ("PMC") for $62.2 million. The Company completed the sale of four additional AmeriHost Inn(R) hotels to PMC in March 1999. Upon the respective sales to PMC, the Company entered into agreements to lease back the hotels for an initial term of ten years, with two five year renewal options. The lease payments are fixed at 10% of the sale price for the first three years. Thereafter, the lease payments are subject to a CPI increase with a 2% annual maximum. In 1998, the Company recorded an extraordinary loss of $333,000, net of income tax benefit of approximately $231,000, relating to the early extinguishment of mortgage debt on hotels sold in connection with the sale/leaseback transaction.

         Hotel leases:
         -------------

         Including the sale/leaseback hotels, the Company leases 34 hotels as of December 31, 1999, the operations of which are included in the Company's consolidated financial statements. All of these leases are triple net and provide for monthly base rent payments ranging from $14,000 to $27,000. The Company leases or subleases two of these hotels from partnerships in which the Company owns equity interests, up to 16.33%. These two leases also provide for additional rent payments ranging from $36,000 to $72,000 per annum, plus percentage rents equal to 10% of room revenues in excess of stipulated amounts. The leases and sub-leases expire through March 2009, except for the two leases from partnerships in which the Company owns an equity interest which expired December 31, 1999. The Company is continuing to operate these hotels under the same terms as provided in the original leases.

         The four leases, other than the PMC leases, provide for an option to purchase the hotel. Some of the purchase prices are based upon a multiple of gross room revenues for the preceding twelve months with a specified maximum, and the others are based on a fixed amount. At December 31, 1999, the aggregate purchase price for these leased hotels was approximately $14,030,000. During 1997, the Company exercised options to purchase two hotels previously under lease.

         Total rent expense for all operating leases was approximately $7,542,000, $4,407,000 and $1,939,000 in 1999, 1998 and 1997,
         respectively, including approximately $811,038, $993,000 and $1,103,000 in 1999, 1998 and 1997, respectively, to entities in which the Company has a minority ownership interest. Minimum future rent payments under all operating leases are as follows:

                Year Ending December 31,
                ------------------------

                        2000                                     $   8,217,650
                        2001                                         8,227,400
                        2002                                         8,390,808
                        2003                                         8,462,934
                        2004                                         8,449,259
                        Thereafter                                  33,724,960
                                                                --------------
                                                                 $  75,473,011
                                                                 =============

         Limited partnership guaranteed distributions:
         ---------------------------------------------

         The Company is a general partner in three partnerships where the Company has guaranteed minimum annual distributions to the limited partners in the amount of 10% of their original capital contributions.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

================================================================================



13.      COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED):

         Guarantees:
         -----------

         The Company has provided approximately $16.0 million in guarantees as of December 31, 1999 on mortgage loan obligations for 11 joint ventures in which the Company holds a minority equity interest, which expire at various dates through February 2019. Other partners have also guaranteed portions of the same obligations. The partners of one of the partnerships have entered into a cross indemnity agreement whereby each partner has agreed to indemnify the others for any payments made by any partner in relation to the guarantee in excess of their ownership interest.

         The Company is secondarily liable for the obligations and liabilities of the limited partnerships and limited liability corporations in which it holds a general partnership or managing member ownership interest as described in Note 4.

         Construction in progress:
         -------------------------

         As of December 31, 1999, the Company had entered into non-cancelable sub-contracts for approximately $2.4 million in connection with the construction of four hotels, representing a portion of the total estimated construction costs for these hotels. These commitments will be funded through construction and long-term mortgage financing currently in place.

         Employment agreements:
         ----------------------

         The Company has entered into an employment agreement with an executive officer expiring December 31, 2003, providing for an annual base salary of $325,000. The employment agreement provides for a cash bonus based upon financial performance, franchising growth, and hotel operations performance; stock options, a portion of which vest only if the Company achieves certain financial performance criteria; and severance pay should the officer be terminated without cause.

         Legal matters:
         --------------

         The Company and certain of its subsidiaries are defendants in various litigation matters arising in the ordinary course of business. In the opinion of management, the ultimate resolution of all such litigation matters is not likely to have a material effect on the Company's financial condition, results of operation or liquidity.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

================================================================================



14.      SUPPLEMENTAL CASH FLOW DATA:

         The following represents the supplemental schedule of noncash investing and financing activities for the years ended December 31, 1999, 1998 and 1997:


                                                         1999                1998                1997
                                                    --------------     ---------------      ---------------

         Notes receivable received from
           sale of hotel                                                                     $     100,000
                                                                                             =============

         Reduction of notes receivable and related
           interest in exchange for common stock                        $        3,779       $   1,181,831
                                                                        ==============       =============

         Reduction of notes payable assumed by
           buyer upon sale of hotel                                                          $      62,141
                                                                                             =============

         Liabilities assumed in connection with
           acquisition of hotel partnership interests $  1,655,422      $   31,093,530
                                                      ============      ==============


15.      NON-RECURRING EXPENSES:

         The Company expensed $1,697,448 in 1997 in costs associated with (i) the termination of a consulting agreement with a company owned by the former Chairman of the Board of Directors and a former director, and
         (ii) the termination of an employment agreement with this former director. In addition, the Company expensed $177,044 in costs associated with a potential merger or acquisition which was not consummated. The Company considers these costs non-operational costs which are non-recurring in nature.