Form 10-Q
period 2000-03-31
AMERIHOST PROPERTIES INC
filed 2000-05-15
CIK 778423

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended               MARCH 31, 2000
                                                        ----------------------

                                                OR

          [  ]     Transition Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


                           Commission File No. 0-15291

                           AMERIHOST PROPERTIES, INC.
                           --------------------------
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                         36-3312434
               --------                                         ----------
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)


2355 S. ARLINGTON HEIGHTS ROAD, SUITE 400, ARLINGTON HEIGHTS, ILLINOIS     60005
----------------------------------------------------------------------     -----
            (Address of principal executive offices)                  (Zip Code)

         Registrant's telephone number, including area code: (847) 228-5400
                                                            ----------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

As of May 12, 2000, 4,973,573 shares of the Registrant's Common Stock were outstanding.

                           AMERIHOST PROPERTIES, INC.

                                    FORM 10-Q

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000



                                      INDEX



                       PART I: Financial Information                      Page
                       -----------------------------                      ----

Consolidated Balance Sheets as of March 31, 2000
    and December 31, 1999                                                   4

Consolidated Statements of Operations for the Three Months
    Ended March 31, 2000 and 1999                                           6

Consolidated Statements of Cash Flows for the Three Months
    Ended March 31, 2000 and 1999                                           7

Notes to Consolidated Financial Statements                                  9

Management's Discussion and Analysis                                       13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk        18

Schedule of Earnings Before Interest/Rent, Taxes and
    Depreciation/Amortization for the Three Months
    Ended March 31, 2000 and 1999                                          19


                         PART II: Other Information
                         --------------------------

Item 6 - Exhibits and Reports on Form 8-K                                  20

Signatures                                                                 20

                          Part I: Financial Information

                          Item 1: Financial Statements


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




                                                                              March 31,              December 31,
                                                                                2000                      1999
                                                                          ---------------          --------------
                          ASSETS

Current assets:
    Cash and cash equivalents                                             $     2,957,724          $    3,766,323
    Accounts receivable (including $432,051 and $213,911
       from related parties)                                                    3,414,063               2,901,615
    Notes receivable, current portion                                             568,485                 568,485
    Prepaid expenses and other current assets                                     343,039                 971,836
    Refundable income taxes                                                       905,359                  56,876
    Costs and estimated earnings in excess of billings on
       uncompleted contracts with related parties                               1,104,126                 834,820
                                                                          ---------------          --------------

         Total current assets                                                   9,292,796               9,099,955
                                                                          ---------------          --------------

Investments in and advances to unconsolidated
         hotel joint ventures                                                   6,312,179               7,332,806
                                                                          ---------------          --------------

Property and equipment:
    Land                                                                        9,870,897               8,786,189
    Buildings                                                                  60,529,451              56,670,991
    Furniture, fixtures and equipment                                          19,510,232              17,758,161
    Construction in progress                                                    1,538,391               1,062,888
    Leasehold improvements                                                      2,046,517               1,990,822
    Assets held for sale                                                             -                  7,967,318
                                                                          ---------------          --------------
                                                                               93,495,488              94,236,369

    Less accumulated depreciation and amortization                             16,163,109              15,466,013
                                                                          ---------------          --------------
                                                                               77,332,379              78,770,356
                                                                          ---------------          --------------

Notes receivable, less current portion                                            669,411                 692,662

Deferred income taxes                                                           4,120,000               4,327,000

Other assets, net of accumulated amortization of
    $805,998 and $1,871,416                                                     2,820,352               2,885,388
                                                                          ---------------          --------------
                                                                                7,609,763               7,905,050

                                                                          $   100,547,117          $  103,108,167
                                                                          ===============          ==============


                                                    (continued)


                                    AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)
=================================================================================================================


                                                                              March 31,              December 31,
                                                                                 2000                     1999
                                                                          ---------------          --------------

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $     2,663,434          $    2,623,390
    Bank line-of-credit                                                         7,586,742               7,560,214
    Accrued payroll and related expenses                                          381,820                 777,725
    Accrued real estate and other taxes                                         2,081,958               2,260,048
    Other accrued expenses and current liabilities                              1,379,280               1,127,504
    Current portion of long-term debt                                           1,556,821               1,567,643
                                                                          ---------------          --------------

         Total current liabilities                                             15,650,055              15,916,524
                                                                          ---------------          --------------


Long-term debt, net of current portion                                         57,669,985              58,781,609
                                                                          ---------------          --------------

Deferred income                                                                13,732,835              14,001,231
                                                                          ---------------          --------------

Commitments

Minority interests                                                                204,074                228,235


Shareholders' equity:
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                                    -                       -
    Common stock,  $.005 par value;  authorized  25,000,000  shares;  issued and outstanding 4,973,548 shares at March 31, 2000
       and 4,968,673 shares at December 31, 1999                                   24,868                  24,843
    Additional paid-in capital                                                 13,063,724              13,050,069
    Retained earnings                                                             638,451               1,542,531

                                                                          ---------------          --------------
                                                                               13,727,043              14,617,443
    Less:
         Stock subscriptions receivable                                          (436,875)               (436,875)

                                                                          ---------------          --------------
                                                                               13,290,168              14,180,568

                                                                          $   100,547,117          $  103,108,167
                                                                          ===============          ==============


                 See notes to consolidated financial statements.



                                    AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                    (UNAUDITED)


                                                                                 2000                     1999
                                                                        ---------------------    -------------
Revenue:
     Hotel operations:
         AmeriHost Inn(R)hotels                                            $   10,411,503          $   10,008,296
         Other hotels                                                           2,472,789               2,435,095
     Development and construction                                               1,096,518                 370,745
     Management services                                                          289,843                 314,656
     Employee leasing                                                           1,428,871               1,590,155
     Franchising                                                                  167,525                   -
                                                                          ---------------          --------------
                                                                               15,867,049              14,718,947
                                                                          ---------------          --------------
Operating costs and expenses:
     Hotel operations:
         AmeriHost Inn(R)hotels                                                 8,183,697               8,123,201
         Other hotels                                                           2,363,946               2,379,939
     Development and construction                                                 914,731                 403,551
     Management services                                                          219,803                 284,821
     Employee leasing                                                           1,396,980               1,520,093
     Franchising                                                                  237,554                  87,381
                                                                          ---------------          --------------
                                                                               13,316,711              12,798,986

                                                                          ---------------          --------------
                                                                                2,550,338               1,919,961

     Depreciation and amortization                                              1,103,824               1,154,519
     Leasehold rents - hotels                                                   1,698,362               1,768,275
     Corporate general and administrative                                         398,953                 382,535

                                                                          ---------------          --------------
Operating loss                                                                   (650,801)             (1,385,368)

Other income (expense):
     Interest expense                                                          (1,499,716)             (1,553,587)
     Interest income                                                              231,757                 233,803
     Other income                                                                 100,861                  15,795
     Equity in net income and losses of affiliates                                 68,751                (165,215)
     Gain on sale of assets                                                       171,579                  -

                                                                          ---------------          --------------
Loss before minority interests and income taxes                                (1,577,569)             (2,854,572)

Minority interests in operations of consolidated
    subsidiaries and partnerships                                                  18,489                 (38,419)

                                                                          ---------------          --------------
Loss before income tax                                                         (1,559,080)             (2,892,991)

Income tax benefit                                                                655,000               1,128,000

                                                                          ---------------          --------------
Net loss                                                                  $      (904,080)         $   (1,764,991)
                                                                          ================         ===============

Loss per share:
     Basic                                                                $         (0.18)         $        (0.29)
                                                                          ================         ===============
     Diluted                                                              $         (0.18)         $        (0.29)
                                                                          ================         ===============

                 See notes to consolidated financial statements.



                                    AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                    (UNAUDITED)


                                                                                  2000                    1999
                                                                         -------------------     -----------------

Cash flows from operating activities:

     Cash received from customers                                         $    15,350,850          $   15,633,372
     Cash paid to suppliers and employees                                     (15,495,191)            (17,275,643)
     Interest received                                                            311,295                 203,737
     Interest paid                                                             (1,576,971)             (1,587,677)
     Income taxes received (paid)                                                  13,517                 (51,932)

                                                                          ---------------          --------------
Net cash used in operating activities                                          (1,396,500)             (3,078,143)
                                                                          ----------------         ---------------

Cash flows from investing activities:

     Distributions, and collections on advances,
         from affiliates                                                        1,768,667                 335,379
     Purchase of property and equipment                                        (1,743,365)             (3,772,438)
     Purchase of investments in, and advances
         to, minority owned affiliates                                           (683,895)               (592,500)
     Acquisitions of partnership interests,
         net of cash acquired                                                        -                     85,314
     Collections on notes receivable                                               23,251                  16,385
     Proceeds from sale of assets                                               2,311,344              12,816,969

                                                                          ---------------          --------------
Net cash provided by investing activities                                       1,676,002               8,889,109
                                                                          ---------------          --------------

Cash flows from financing activities:

     Proceeds from issuance of long-term debt                                     800,000               5,087,386
     Principal payments on long-term debt                                      (1,922,636)             (9,018,277)
     Net (repayments of) proceeds from line of credit                              26,528              (1,961,213)
     Decrease in minority interest                                                 (5,672)                 (5,672)
     Common stock repurchases                                                        -                    (79,650)
     Other                                                                         13,679                    -

                                                                          ---------------          --------------
Net cash used in financing activities                                          (1,088,101)             (5,977,426)

                                                                          ---------------          --------------
Net decrease in cash                                                             (808,599)               (166,460)

Cash and cash equivalents, beginning of year                                    3,766,323               4,493,834

                                                                          ---------------          --------------
Cash and cash equivalents, end of period                                  $     2,957,724          $    4,327,374
                                                                          ===============          ==============

                                                    (continued)


                                    AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                    (UNAUDITED)
=============================================================================================================


                                                                                2000                     1999
                                                                       ----------------------   -------------

Reconciliation of net loss to net cash used in operating activities:

Net loss                                                                  $      (904,080)         $   (1,764,991)

Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and amortization                                              1,103,824               1,154,519
     Equity in net (income) loss of affiliates and
         amortization of deferred income                                          (68,751)                165,215
     Minority interests in net income of subsidiaries                             (18,489)                 38,419
     Amortization of deferred interest and loan discount                             -                     11,348
     Amortization of deferred gain                                               (380,070)               (321,027)
     Deferred income taxes                                                        207,000                (844,000)
     Gain on sale of fixed assets                                                (171,579)                   -

     Changes in assets and liabilities, net of effects of acquisition:

         (Increase) decrease in accounts receivable                              (591,450)                623,581
         Decrease (increase) in prepaid expenses and
           other current assets                                                   707,799                 (77,501)
         Increase in refundable income taxes                                     (848,483)               (335,932)
         (Increase) decrease in costs and estimated earnings
           in excess of billings                                                 (269,306)                304,552
         Decrease (increase) in other assets                                        2,796                (343,346)

         Increase (decrease) in accounts payable                                   40,045              (1,586,806)
         Decrease in accrued payroll and other accrued
           expenses and current liabilities                                      (244,781)                (27,233)
         Decrease in accrued interest                                             (78,663)                (45,438)
         Increase (decrease) in deferred income                                   117,688                 (29,503)

                                                                          ---------------          --------------
Net cash used in operating activities                                     $    (1,396,500)         $   (3,078,143)
                                                                          ================         ===============


                 See notes to consolidated financial statements.


                           AMERIHOST PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


1.    BASIS OF PREPARATION:
      ---------------------

      The financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Amerihost Properties, Inc. and subsidiaries as of March 31, 2000 and December 31, 1999 and the results of its operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K. Certain reclassifications have been made to the 1999 financial statements in order to conform with the 2000 presentation.

2.    PRINCIPLES OF CONSOLIDATION:
      ----------------------------

      The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and entities in which the Company has a majority ownership interest. Significant intercompany accounts and transactions have been eliminated.

3.    EARNINGS (LOSS) PER SHARE:
      --------------------------

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


                                                                                  Three Months Ended March 31,
                                                                                  -------------------------------
                                                                                     2000                  1999
                                                                                   ------------  ---------------
      Net loss                                                                  $      (904,080) $    (1,764,991)

      Impact of convertible partnership interests                                       (33,897)         (34,215)
                                                                                ---------------- ----------------
                                                                                $      (937,977) $    (1,799,206)
                                                                                ================ ================

      Weighted average common shares outstanding                                      4,972,304        6,077,725

      Dilutive effect of convertible partnership interests and
            common stock equivalents                                                    249,350          249,350
                                                                                ---------------  ---------------


      Dilutive common shares outstanding                                              5,221,654        6,327,075
                                                                                ===============  ===============

      Basic net loss per share                                                  $       (0.18)   $        (0.29)
                                                                                ==============   ===============
      Diluted net loss per share                                                $       (0.18)   $        (0.29)
                                                                                ==============   ===============



                           AMERIHOST PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


4.    INCOME TAXES:
      -------------

      Deferred income taxes are provided on the differences in the bases of the Company's assets and liabilities determined for tax and financial reporting purposes and relate principally to depreciation of property and equipment and deferred income.

      The income tax expense (benefit) for the three months ended March 31, 2000 and 1999 was based on the Company's estimate of the effective tax rate expected to be applicable for the full year. The Company expects the effective tax rate to approximate the Federal and state statutory rates.

5.    HOTEL LEASES:
      -------------

      The Company leases 34 hotels as of March 31, 2000 (including 30 sale/leaseback hotels - Note 8), the operations of which are included in the Company's consolidated financial statements. All of these leases are triple net and provide for monthly base rent payments ranging from $14,000 to $26,667. The Company leases or subleases two of these hotels from partnerships in which the Company owns equity interests of up to 16.33%. These two leases also provide for additional rent payments ranging from approximately $37,000 to $74,000 per annum, plus percentage rents equal to 10% of room revenues in excess of stipulated amounts. The leases and sub-leases expire through March 23, 2009, except for the two leases from partnerships in which the Company owns an equity interest which expired December 31, 1999. The Company is continuing to operate these hotels under the same terms as provided in the original lease.

      The four leases, other than the sale/leaseback hotels, provide for an option to purchase the hotel. Some of the purchase prices are based upon a multiple of gross room revenues for the preceding twelve months with a specified maximum, and the others are based on a fixed amount. At March 31, 2000, the aggregate purchase price for these leased hotels was approximately $14,030,000.

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

7.    INVESTMENTS:
      ------------

      Effective January 1, 1999, the Company acquired the remaining ownership interest in one hotel joint venture. The following is a summary of this acquisition:

                 Fair value of assets acquired                   $   1,916,070
                 Cash paid, net of cash acquired                      (260,648)
                                                                 --------------
                 Liabilities assumed                             $   1,655,422
                                                                 =============

                           AMERIHOST PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

8.    SALE/LEASEBACK OF HOTELS:
      -------------------------

      On June 30, 1998, the Company completed the sale of 26 AmeriHost Inn(R) hotels to a Real Estate Investment Trust ("REIT") for $62.2 million. The company completed the sale of four additional AmeriHost Inn(R) hotels to the same REIT during March 1999 for $10.8 million. Upon the sales to the REIT, the Company entered into agreements to lease back the hotels for an initial term of ten years, with two five year renewal options. The lease payments are fixed at 10% of the sale price for the first three years. Thereafter, the lease payments are subject to a CPI increase with a 2% annual maximum. The Company has deferred the gain on the sale of these hotels pursuant to sale/leaseback accounting. This deferral will be recognized over the initial term of the lease as a reduction of leasehold rent expense.

9.    BUSINESS SEGMENTS:
      ------------------

      The Company's business is primarily involved in five segments: (1) hotel operations, consisting of the operations of all hotels in which the Company has a 100% or majority ownership or leasehold interest, (2) hotel development, consisting of development, construction and renovation activities, (3) hotel management, consisting of hotel management activities and (4) employee leasing, consisting of the leasing of employees to various hotels, and (5) AmeriHost Inn(R) hotel franchising. Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, operating income, identifiable assets, capital expenditures and depreciation and amortization for the three months ended March 31, 2000 and 1999, for each business segment, which is the information utilized by the Company's decision makers in managing the business:


         Revenues                                    2000                1999
         --------                           ----------------      --------------

                Hotel operations               $  12,884,292      $  12,443,391
                Hotel development                  1,096,518            370,745
                Hotel management                     289,843            314,656
                Employee leasing                   1,428,871          1,590,155
                Hotel franchising                    167,525               -
                                               -------------      -------------
                                               $  15,867,049      $  14,718,947
                                               =============      =============
         Operating costs and expenses

                Hotel operations               $  10,547,643      $  10,503,140
                Hotel development                    914,731            403,551
                Hotel management                     219,803            284,821
                Employee leasing                   1,396,980          1,520,093
                Hotel franchising                    237,554             87,381
                                               -------------      -------------
                                               $  13,316,711      $  12,798,986
                                               =============      =============

                           AMERIHOST PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


9.    BUSINESS SEGMENTS (CONTINUED):
      ------------------------------

         Operating loss                              2000                1999
         --------------                        --------------     --------------

                Hotel operations               $    (443,900)     $    (955,263)
                Hotel development                    177,030            (39,345)
                Hotel management                      58,201             18,795
                Employee leasing                      31,312             69,162
                Hotel franchising                    (71,496)           (87,381)
                Corporate                           (401,948)          (391,336)
                                               --------------     --------------
                                               $    (650,801)     $  (1,385,368)
                                               ==============     ==============
         Identifiable assets
         -------------------

                Hotel operations               $  91,288,124      $  94,606,864
                Hotel development                  1,813,014          1,272,184
                Hotel management                     246,834            674,489
                Employee leasing                     481,529            494,806
                Hotel franchising                     68,517            164,485
                Corporate                          6,649,099          5,895,339
                                               -------------      -------------
                                               $ 100,547,117      $ 103,108,167
                                               =============      =============
         Capital expenditures
         --------------------

                Hotel operations               $   1,592,157      $   3,740,065
                Hotel development                      5,018              -
                Hotel management                      21,261             24,329
                Employee leasing                        -                 -
                Hotel franchising                     18,732              -
                Corporate                            106,197              8,044
                                               -------------      -------------
                                               $   1,743,365      $   3,772,438
                                               =============      =============
         Depreciation/Amortization
         -------------------------

                Hotel operations               $   1,082,186      $   1,127,238
                Hotel development                      4,757              6,539
                Hotel management                      11,840             11,040
                Employee leasing                         579                900
                Hotel franchising                      1,467               -
                Corporate                              2,995              8,802
                                               -------------      -------------
                                               $   1,103,824      $   1,154,519
                                               =============      =============

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
OF OPERATIONS
-------------

GENERAL

The Company is engaged in the development of AmeriHost Inn(R) hotels, its proprietary brand, and the ownership, operation and management of AmeriHost Inn(R) hotels and other mid-price hotels. As of March 31, 2000, there were 77 AmeriHost Inn(R) hotels open, of which 60 were wholly-owned or leased, one was majority-owned, 11 were minority-owned, and five were owned and operated by franchisees. A total of six AmeriHost Inn(R) hotels were opened during the past fifteen months. The Company intends to use the AmeriHost Inn(R) brand when expanding its hotel operations segment. As of March 31, 2000, one wholly-owned AmeriHost Inn(R) hotel and four minority-owned AmeriHost Inn(R) hotels were under construction. Same room revenues for all AmeriHost Inn(R) hotels (including minority owned and franchised) increased approximately 7.6% during the first quarter of 2000, compared to the first quarter of 1999, attributable to an increase of $0.95 in average daily rate, and a 4.6% increase in occupancy. These results relate to the 73 AmeriHost Inn(R) hotels that were operating for at least thirteen full months during the three months ended March 31, 2000.

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

Revenues from Consolidated AmeriHost Inn(R) hotels increased 4.0% to $10.4 million during the first quarter of 2000, from revenues of $10.0 million during the first quarter of 1999, due primarily to a strong increase in same room revenues, offset by the sale of hotels to franchisees. Revenues from the hotel management and employee leasing segments decreased by 9.8% in total during the first quarter of 2000, due primarily to the sale of hotels under management contracts. Revenues from Consolidated non-AmeriHost Inn(R) hotels increased 1.6% during the first quarter of 2000, compared to 1999, as a result of the renovation of one Consolidated non-AmeriHost Inn(R) hotel and the increased occupancy therefrom, offset by the sale of two non-AmeriHost Inn(R) hotels. Total revenues increased 7.8% to $15.9 million during the first quarter of 2000, from $14.7 million during the first quarter of 1999. The Company recorded a net loss of $904,080 for the first quarter of 2000, or ($0.18) per diluted share, compared to a net loss of $1.8 million, or ($0.29) per diluted share in 1999.

In 1999, the Company began to franchise the AmeriHost Inn(R) brand name. Currently, the Company is qualified to sell AmeriHost Inn(R) franchises in all states, Canada and Mexico. To date, the Company has entered into 18 AmeriHost Inn(R) franchise agreements. However, the Company does not anticipate the franchising activity to have a significant impact on the operations of the Company in 2000, and there can be no assurance that the Company will be successful in selling AmeriHost Inn(R) franchises in the future. The results for the first three months of 2000 were consistent with the Company's primary objective of increasing the number of franchised AmeriHost Inn(R) hotels, including the sale of two AmeriHost Inn(R) hotels owned by the Company to franchisees.

The Company uses EBITDAR as a supplemental performance measure, along with net income, to report its operating results. EBITDAR is defined as net income before extraordinary items, adjusted to eliminate the impact of (i) interest expense;
(ii) interest and other income; (iii) leasehold rents for hotels, which the Company considers to be financing costs similar to interest; (iv) income tax expense (benefit), (v) depreciation and amortization; and (vi) gains or losses from property transactions. EBITDAR should not be considered as an alternative to operating income (as determined in accordance with Generally Accepted Accounting Principles, "GAAP") as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. EBITDAR, as defined by the Company, is included herein due to numerous requests by investors and analysts. Management believes that investors and analysts find it to be a useful tool for measuring the Company's ability to service debt. EBITDAR increased 67.8% to $2.2 million during the three months ended March 31, 2000, from $1.3 million during the three months ended March 31, 1999. An EBITDAR schedule is included herein.

Amerihost had an ownership interest in 82 hotels at March 31, 2000 versus 89 hotels at March 31, 1999 (excluding hotels under construction). The increased ownership from the development of AmeriHost Inn(R) hotels for the Company's own account and for minority-owned entities was offset by the sale of AmeriHost Inn(R) hotels to franchisees and non-AmeriHost Inn(R) hotels to unrelated third parties. These figures include a net decrease of five Consolidated hotels, from 73 at March 31, 1999 to 68 at March 31, 2000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

Revenues increased 7.8% to $15.9 million during the three months ended March 31, 2000, from $14.7 million during the three months ended March 31, 1999. Revenues increased from Consolidated AmeriHost Inn(R) hotels, non-AmeriHost Inn(R) hotels, hotel development, and hotel franchising, partially offset by decreases from the hotel management and employee leasing segments.

Hotel operations revenue increased 3.5% to $12.9 million during the three months ended March 31, 2000, from $12.4 million during the three months ended March 31, 1999. Revenues from Consolidated AmeriHost Inn(R) hotels increased 4.0% to $10.4 million during the three months ended March 31, 2000, from $10.0 million during the three months ended March 31, 1999. These increases were attributable primarily to the addition of four newly constructed Consolidated AmeriHost Inn(R) hotels during the first quarter of 1999, partially offset by the sale of three Consolidated AmeriHost Inn(R) hotels to franchisees during the remainder of 1999 and the first quarter of 2000. In addition, same room revenues for the Consolidated AmeriHost Inn(R) hotels increased 6.6%. Revenue from Consolidated other brand hotels increased 1.6% during the three month period, due to a same room revenue increase of 17.3% which is attributable to the complete renovation of one hotel which significantly increased its occupancy, partially offset by the sale of two non-AmeriHost Inn(R) hotels during the second half of 1999. The hotel operations segment included the operations of 68 Consolidated hotels (including 61 AmeriHost Inn(R) hotels) comprising 4,807 rooms at March 31, 2000, compared to 73 Consolidated hotels (including 64 AmeriHost Inn(R) hotels) comprising 5,160 rooms at March 31, 1999. After considering the Company's ownership interest in the majority-owned Consolidated hotels, this translates to 4,564 and 4,891 equivalent owned rooms as of March 31, 2000 and 1999, respectively, or a decrease of 6.7%. Recently, the Company has experienced an increase in competition in certain markets, primarily from newly constructed hotels. As a result, there is increased downward pressure on occupancy levels and average daily rates. The Company believes that as the number of AmeriHost Inn(R) hotels increases, the greater the benefits will be at all locations from marketplace recognition and repeat business. In addition, the Company typically builds new hotels in growing markets where it anticipates a certain level of additional hotel development.

Hotel development revenue increased 195.8% to $1.1 million during the three months ended March 31, 2000, from $370,745 during the three months ended March 31, 1999. Hotel development revenues are directly related to the number of hotels being developed and constructed for minority-owned entities or unrelated third parties. The Company was constructing four hotels for minority-owned entities during the first quarter of 2000, compared to one hotel during the three months ended March 31, 1999. The Company also had several additional projects in various stages of pre-construction development during both three month periods.

Hotel management revenue decreased 7.9% to $289,843 during the three months ended March 31, 2000, from $314,656 during the three months ended March 31, 1999. The number of hotels managed for third parties and minority-owned entities decreased from 20 hotels, representing 1,817 rooms, at March 31, 1999 to 17 hotels, representing 1,635 rooms, at March 31, 2000. The decrease was the result of the termination of two management contracts (121 rooms) with minority-owned entities as a result of the sale of the hotels (one non-AmeriHost Inn(R) hotel and one AmeriHost Inn(R) hotel which was sold to a franchisee), and the termination of one management contract for a hotel with an unrelated third party (61 rooms).

Employee leasing revenue decreased 10.1% to $1.4 million during the three months ended March 31, 2000, from $1.6 million during the three months ended March 31, 1999, due primarily to the reduction in hotels managed for minority-owned entities and unrelated third parties as described above, and the associated decrease in payroll costs which is the basis for the employee leasing revenue.

Total operating costs and expenses increased 4.0% to $13.3 million during the three months ended March 31, 2000, from $12.8 million during the three months ended March 31, 1999, or 83.9% and 87.0% of total revenues during the three months ended March 31, 2000 and 1999, respectively. Operating costs and expenses in the hotel operations segment remained constant at $10.5 million during the three months ended March 31, 2000 and 1999. A decrease in operating costs associated with the fewer number of hotels included in this segment (68 hotels and March 31, 2000 versus 73 hotels at March 31, 1999), as well as a significant amount of pre-opening start-up expenses incurred during the first quarter of 1999 which were not present in the first quarter of 2000, was offset by the inflationary increases in operating expenses and the greater number of stabilized hotels. Consequently, hotel operational efficiency improved as total operating costs and expenses as a percentage of segment revenue decreased to 81.9% during the three months ended March 31, 2000, from 84.4% during the three months ended March 31, 1999. Operating costs and expenses as a percentage of revenues from the Consolidated AmeriHost Inn(R) hotels decreased to 78.6% during the three months ended March 31, 2000, from 81.2% during the three months ended March 31, 1999.

Operating costs and expenses for the hotel development segment increased 126.7% to $914,731 during the three months ended March 31, 2000, from $403,551 during the three months ended March 31, 1999, consistent with the 195.8% increase in hotel development revenues for the three months ended March 31, 2000. Operating costs and expenses in the hotel development segment as a percentage of segment revenue decreased during the three months ended March 31, 2000 due primarily to the overall increase in the level of hotel development and construction activity performed for minority-owned entities, as well as the relatively higher level of pre-construction development activity performed in 2000 compared to 1999. Construction activity has significantly higher operating costs compared to the pre-construction development activity. Hotel management segment operating costs and expenses decreased 22.8% to $219,803 during the three months ended March 31, 2000, from $284,821 during the three months ended March 31, 1999. This decrease was due to the decrease in the number of hotels managed for minority-owned hotels and unaffiliated third parties. Employee leasing operating costs and expenses decreased 8.1% to $1.4 million during the three months ended March 31, 2000, from $1.5 million during the three months ended March 31, 1999, which is consistent with the 10.1% decrease in segment revenue for the three months ended March 31, 2000.

Depreciation and amortization expense decreased 4.4% to $1.1 million during the three months ended March 31, 2000, from $1.2 million during the three months ended March 31, 1999. The decrease was primarily attributable to the decrease in Consolidated hotels and the completion of the sale and leaseback of four hotels in March 1999. The Company does not recognize any depreciation on the assets sold in the sale/leaseback transaction.

Leasehold rents - hotels decreased 4.0% to $1.7 million during the three months ended March 31, 2000, from $1.8 million during the three months ended March 31, 1999. This decrease was due primarily to the sale of two larger non-AmeriHost Inn(R) hotels during the second half of 1999, partially offset by the sale and leaseback of four AmeriHost Inn(R) hotels in March 1999.

Corporate general and administrative expense increased 4.3% to $398,953 during the three months ended March 31, 2000, from $382,535 during the three months ended March 31, 1999, which can be attributed primarily to the overall growth of the Company.

The Company's operating loss decreased 53.0% to ($650,801) during the three months ended March 31, 2000, from ($1.4) million during the three months ended March 31, 1999. The following discussion of operating income (loss) by segment is exclusive of any corporate general and administrative expense. Operating loss from Consolidated AmeriHost Inn(R) hotels decreased 79.7% to ($74,168) during the three months ended March 31, 2000, from ($365,537) during the three months ended March 31, 1999. This decrease in operating loss was due to the increase in same room revenues as well as a significant number of Consolidated AmeriHost Inn(R) hotels operating closer to full stabilization in the first quarter of 2000 as compared to the first quarter of 1999. Operating income from the hotel development segment increased to operating income of $177,030 during the three months ended March 31,

2000, from an operating loss of ($39,345) during the three months ended March 31, 1999. The fluctuation in hotel development operating income was due to the timing of hotels developed and constructed for third parties and minority-owned entities during the first quarter of 2000, compared with the first quarter of 1999, and the overall increase in the number of hotels developed and constructed for minority-owned entities. The hotel management segment operating income increased 209.7% to $58,200 during the three months ended March 31, 2000, from $18,795 during the three months ended March 31, 1999. This increase was due primarily to operational efficiencies. Employee leasing operating income decreased 54.7% to $31,312 during the three months ended March 31, 2000, from $69,162 during the three months ended March 31, 1999, due to the decrease in employee leasing agreements with minority-owned entities and unrelated third parties.

Interest expense decreased 3.5% to $1.5 million during the three months ended March 31, 2000, from $1.6 million during the three months ended March 31, 1999. The decrease was attributable to the decrease in Consolidated hotels with mortgage financing, including the sale and leaseback of four hotels in the first quarter of 1999, whereby the Company did not recognize any interest expense on the sold hotels after the sale date.

The Company's share of equity in income (loss) of affiliates increased to $68,751 during the three months ended March 31, 2000, from ($165,215) during the three months ended March 31, 1999. The fluctuation in equity of affiliates during the three months ended March 31, 2000, compared to the three months ended March 31, 1999, was primarily due to the sale of a minority owned hotel at a significant gain during the first quarter of 2000. Distributions from affiliates were $262,232 during the three months ended March 31, 2000, compared to $37,229 during the three months ended March 31, 1999.

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

During the first three months of 2000, the Company used cash for operations of $1.4 million, compared to using $3.1 million during the first three months of 1999, or a decrease in cash used by operations of $1.7 million. The increase in cash flow from operations during the first three months of 2000, when compared to 1999, can be attributed to the increasing number of hotels operating closer to stabilization in 2000 and the increase in same room revenues. In addition, during the first quarter of 2000, the Company had significantly less development and construction activity on hotels which were being built for the Company's own account.

The Company invests cash in four principal areas: (i) the purchase of property and equipment through the construction and renovation of Consolidated hotels;
(ii) the purchase of equity interests in hotels; and (iii) the making of loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital; and (iv) the purchase of property and equipment held for sale. During the first three months of 2000, the Company received $1.7 million from investing activities compared to $8.9 million during the first three months of 1999. During the first three months of 2000, the Company received $2.3 million from the sale of one hotel, used $1.7 million to purchase property and equipment for Consolidated AmeriHost Inn(R) hotels, and received $1.1 million in distributions and collections on advances from affiliates, net of investments in and advances to affiliates. During the first three months of 1999, the Company received $12.8 million from the sale of five hotels, used $3.8 million to purchase property and equipment for Consolidated AmeriHost Inn(R) hotels, and used $257,121 for investments in and advances to affiliates, net of distributions and collections.

Cash used in financing activities was $1.1 million during the first three months of 2000 compared to $6.0 million during the first three months of 1999. In 2000, the primary factors were principal repayments of $1.9 million, including the repayment of a mortgage in connection with the sale of a hotel, offset by $800,000 in proceeds from the mortgage financing of Consolidated hotels. In 1999, the contributing factors were principal repayments of $9.0 million, including the repayment of mortgages in connection with the sale of hotels, offset by $5.1 million in proceeds from the mortgage financing of Consolidated hotels, and net repayments of $2.0 million on the Company's operating line-of-credit.

At March 31, 2000, the Company had $7.6 million outstanding under its operating line-of-credit. The operating line-of-credit (i) has a limit of $8.5 million
(ii) is collateralized by a security interest in certain of the Company's assets, including its interest in various joint ventures; (iii) bears interest at an annual rate equal to the lending bank's base rate plus 1/2% (with a minimum interest rate of 7.5%); and (iv) matures May 15, 2000. The lender has indicated the line-of-credit will be extended for an additional one year period.

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


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   SCHEDULE OF EARNINGS BEFORE INTEREST/RENT,
                       TAXES AND DEPRECIATION/AMORTIZATION
                                   (UNAUDITED)


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                  ----------------
                                                                                2000                 1999
                                                                            -------------           -----

Revenue                                                                   $    15,867,049          $   14,718,947


Operating costs and expenses                                                   13,316,711              12,798,986


                                                                          ---------------          --------------

                                                                                2,550,338               1,919,961

Corporate general and administrative                                             (398,953)               (382,535)

Equity in net income and losses
   of affiliates                                                                   68,751                (165,215)

                                                                          ---------------          --------------

Earnings before minority interests                                              2,220,136               1,372,211

Minority interests in earnings of
   consolidated subsidiaries and
   partnerships                                                                    18,489                 (38,419)

                                                                          ---------------          --------------

Earnings before interest/rent, taxes
  and depreciation/amortization                                           $     2,238,625          $    1,333,792
                                                                          ===============          ==============




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



                                        AMERIHOST PROPERTIES, INC.
                                        --------------------------
                                               Registrant


Date:  May 11, 2000
                                   By:  /s/ James B. Dale
                                        ----------------------
                                        James B. Dale
                                        Treasurer/Senior Vice President, Finance



                                   By:  /s/ Michael E. Kirk
                                        ------------------------
                                        Michael E. Kirk
                                        Corporate Controller