Form 10-Q
period 2000-06-30
AMERIHOST PROPERTIES INC
filed 2000-08-07
CIK 778423

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended      JUNE 30, 2000
                                                  ---------------------

                                                OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                           Commission File No. 0-15291

                           AMERIHOST PROPERTIES, INC.
                          ----------------------------
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

       Registrant's telephone number, including area code: (847) 228-5400
                                                           --------------


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No


As of August 4, 2000, 4,979,244 shares of the Registrant's Common Stock were outstanding.

================================================================================

                           AMERIHOST PROPERTIES, INC.

                                    FORM 10-Q

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000



                                      INDEX



                       PART I: Financial Information                        Page
                       -----------------------------                        ----

Item 1 - Financial Statements -

     Consolidated Balance Sheets as of June 30, 2000
               and December 31, 1999                                           4

     Consolidated Statements of Operations for the Three and
               Six Months Ended June 30, 2000 and 1999                         6

     Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2000 and 1999                                    7

     Notes to Consolidated Financial Statements                                9

Item 2 - Management's Discussion and Analysis                                 13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk           18

Schedule of Earnings Before Interest/Rent, Taxes and
    Depreciation/Amortization for the Six Months
    Ended June 30, 2000 and 1999                                              19


                         PART II: Other Information
                         --------------------------

Item 4 - Submission of Matters to a Vote of Securities Holders                20

Item 6 - Exhibits and Reports on Form 8-K                                     20

Signatures                                                                    20

                          Part I: Financial Information

                          Item 1: Financial Statements

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

=================================================================================================================

                                                                              June 30,               December 31,
                                                                                2000                    1999
                                                                        --------------------     ----------------
                          ASSETS

                  Current assets:

    Cash and cash equivalents                                             $     3,097,070          $    3,766,323
    Accounts receivable (including $1,370,372 and
       $213,911 from related parties)                                           3,989,003               2,480,039
    Interest receivable                                                           308,469                 471,576
    Notes receivable, current portion                                             518,485                 518,485
    Prepaid expenses and other current assets                                     846,803                 971,836
    Refundable income taxes                                                       377,700                  56,876
    Costs and estimated earnings in excess of billings on
       uncompleted contracts with related parties                               1,048,456                 834,820
                                                                          ---------------          --------------

         Total current assets                                                  10,185,986               9,099,955
                                                                          ---------------          --------------

Investments in and advances to unconsolidated
         hotel joint ventures                                                   7,176,899               7,332,806
                                                                          ---------------          --------------

                  Property and equipment:

    Land                                                                       10,231,416               8,786,189
    Buildings                                                                  58,509,141              56,670,991
    Furniture, fixtures and equipment                                          20,540,132              17,758,161
    Construction in progress                                                      821,214               1,062,888
    Leasehold improvements                                                      3,222,944               1,990,822
    Assets held for sale                                                             -                  7,967,318
                                                                          ---------------          --------------
                                                                               93,324,847              94,236,369

    Less accumulated depreciation and amortization                             17,023,525              15,466,013
                                                                          ---------------          --------------
                                                                               76,301,322              78,770,356
                                                                          ---------------          --------------

Notes receivable, less current portion                                            720,530                 692,662

Deferred income taxes                                                           3,779,000               4,327,000

Other assets, net of accumulated amortization of
    $835,770 and $755,547                                                       2,758,507               2,885,388
                                                                          ---------------          --------------
                                                                                7,258,037               7,905,050
                                                                          ---------------          --------------
                                                                          $   100,922,244          $  103,108,167
                                                                          ===============          ==============


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

=================================================================================================================

                                                                              June 30,               December 31,
                                                                                 2000                   1999
                                                                        ---------------------     ---------------

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $     3,868,034          $    2,623,390
    Bank line-of-credit                                                         7,626,096               7,560,214
    Accrued payroll and related expenses                                          853,819                 777,725
    Accrued real estate and other taxes                                         2,329,071               2,260,048
    Other accrued expenses and current liabilities                                742,384               1,127,504
    Current portion of long-term debt                                           1,518,033               1,567,643
                                                                          ---------------          --------------

         Total current liabilities                                             16,937,437              15,916,524
                                                                          ---------------          --------------


Long-term debt, net of current portion                                         56,266,394              58,781,609
                                                                          ---------------          --------------

Deferred income                                                                12,996,758              14,001,231
                                                                          ---------------          --------------

Commitments


Minority interests                                                                212,081                 228,235
                                                                          ---------------          --------------


Shareholders' equity:
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                                      -                       -
    Common stock, $.005 par value; authorized 25,000,000 shares;
       issued and outstanding 4,979,244 shares at June 30, 2000
       and 4,968,673 shares at December 31, 1999                                   24,896                  24,843
    Additional paid-in capital                                                 13,077,324              13,050,069
    Retained earnings                                                           1,844,229               1,542,531
                                                                          ---------------          --------------
                                                                               14,946,449              14,617,443
    Less:
         Stock subscriptions receivable                                          (436,875)               (436,875)
                                                                          ---------------          --------------
                                                                               14,509,574              14,180,568
                                                                          ---------------          --------------
                                                                          $   100,922,244          $  103,108,167
                                                                          ===============          ==============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                  AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
     ====================================================================

                                          Three Months Ended June 30,                Six Months Ended June 30,
                                        -------------------------------          --------------------------------
                                             2000              1999                    2000              1999
                                        -------------    --------------          --------------   ---------------
Revenue:
  Hotel operations:
    AmeriHost Inn(R)hotels             $   13,346,621    $   13,189,350         $    23,758,124   $    23,197,646
    Other hotels                            3,281,511         3,663,335               5,754,300         6,098,430
  Development and construction              2,990,247           189,287               4,086,765           560,032
  Management services                         323,395           340,418                 613,238           655,074
  Employee leasing                          1,643,580         1,626,861               3,072,451         3,217,016
  Franchising                                 219,329            79,000                 386,854            79,000
                                       --------------    --------------         ---------------   ---------------

                                           21,804,683        19,088,251              37,671,732        33,807,198
                                       --------------    --------------         ---------------   ---------------

Operating costs and expenses:
  Hotel operations:
    AmeriHost Inn(R)hotels                  8,842,746         8,625,997              17,026,443        16,749,198
    Other hotels                            2,468,283         2,700,418               4,832,229         5,080,357
  Development and construction              2,859,650           168,004               3,774,381           571,555
  Management services                         188,455           226,354                 408,258           511,175
  Employee leasing                          1,630,607         1,613,840               3,027,587         3,133,933
  Franchising                                 160,441           105,235                 397,995           192,616
                                       --------------    --------------         ---------------   ---------------
                                           16,150,182        13,439,848              29,466,893        26,238,834
                                       --------------    --------------         ---------------   ---------------
                                            5,654,501         5,648,403              8,204,839          7,568,364

  Depreciation and amortization             1,022,847         1,388,882               2,126,671         2,543,401
  Leasehold rents - hotels                  1,716,679         1,943,844               3,415,041         3,712,119
  Corporate general and administrative        404,216           394,660                 803,169           777,195
                                       --------------    --------------         ---------------   ---------------
Operating income                            2,510,759         1,921,017               1,859,958           535,649

Other income (expense):
  Interest expense                         (1,442,870)       (1,617,993)             (2,942,586)       (3,171,580)
  Interest income                             201,983           382,190                 433,740           615,993
  Other income                                 11,096           490,172                 111,957           505,967
  Gain on sale of property                    840,257              -                  1,011,836              -
  Equity in net income and losses
     of affiliates                            (57,140)          204,931                  11,611            39,716
                                       --------------    --------------         ---------------   ---------------
Income (loss) before minority
    interests and income taxes              2,064,085         1,380,317                 486,516        (1,474,255)

Minority interests in (income) loss of
  consolidated subsidiaries and partnerships  (20,307)          (51,608)                 (1,818)          (90,027)
                                       --------------    --------------         ---------------   ---------------
Income (loss) before income taxes           2,043,778         1,328,709                 484,698        (1,564,282)

Income tax expense (benefit)                  838,000           531,000                 183,000          (597,000)
                                       --------------    --------------         ---------------   ---------------
Net income (loss)                      $    1,205,778    $      797,709         $       301,698   $      (967,282)
                                       ==============    ==============         ===============   ===============

Net income (loss) per share - Basic    $         0.24    $          0.14         $         0.06   $         (0.16)
Net income (loss) per share - Diluted  $         0.23    $          0.13         $         0.05   $         (0.16)


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)
     ====================================================================

                                                                                 2000                   1999
                                                                         ------------------      ----------------

Cash flows from operating activities:

     Cash received from customers                                          $    36,209,343        $    34,598,891
     Cash paid to suppliers and employees                                      (33,192,522)           (34,581,069)
     Interest received                                                             594,030                541,586
     Interest paid                                                              (3,020,809)            (3,194,130)
     Income taxes received (paid)                                                   44,176                (38,415)
                                                                           ---------------        ---------------
Net cash provided by (used in) operating activities                                634,218             (2,673,137)
                                                                           ---------------        ---------------

Cash flows from investing activities:

     Distributions, and collections on advances,
         from affiliates                                                         2,280,584                526,215
     Purchase of property and equipment                                         (4,067,133)            (5,223,273)
     Purchase of investments in, and advances
         to, minority owned affiliates                                          (2,122,277)              (967,500)
     Acquisitions of partnership interests,
         net of cash acquired                                                           -                 260,648
     Collections on notes receivable                                                72,133                127,537
     Proceeds from sale of assets                                                5,023,020             12,795,197
                                                                           ---------------        ---------------
Net cash provided by investing activities                                        1,186,327              6,997,528
                                                                           ---------------        ---------------

Cash flows from financing activities:

     Proceeds from issuance of long-term debt                                    1,224,439              7,115,492
     Principal payments on long-term debt                                       (3,789,455)            (9,429,852)
     Net proceeds from line of credit                                               65,882              2,149,182
     Decrease in minority interest                                                 (17,972)               (94,874)
     Common stock repurchases                                                         -                (3,378,759)
     Other                                                                          27,308                   -
                                                                           ---------------        ---------------
Net cash used in financing activities                                           (2,489,798)            (3,638,811)
                                                                           ---------------        ---------------
Net (decrease) increase in cash                                                   (699,253)               685,580

Cash and cash equivalents, beginning of year                                     3,766,323              4,493,834
                                                                           ---------------        ---------------
Cash and cash equivalents, end of period                                   $     3,097,070        $     5,179,414
                                                                           ===============        ===============





                                                  (continued)




                  AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                  (UNAUDITED)
     ====================================================================

                                                                                2000                   1999
                                                                           ---------------        ---------------

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

Net income (loss)                                                            $     301,698         $     (967,282)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

     Depreciation and amortization                                               2,126,671              2,543,401
     Equity in net (income) loss of affiliates and
         amortization of deferred income                                           (11,611)               (42,531)
     Minority interests in net income of subsidiaries                                1,818                 90,027
     Amortization of deferred interest and loan discount                                -                  22,696
     Amortization of deferred gain                                                (755,994)              (701,100)
     Deferred income taxes                                                         548,000               (665,000)
     Gain on sale of investments, property and equipment                        (1,011,836)                    -

     Changes in assets and liabilities, net of effects of acquisition:

         (Increase) decrease in accounts receivable                             (1,508,964)               120,686
         Decrease (increase) in prepaid expenses and
           other current assets                                                    285,353                (46,838)
         Decrease in reserve on note receivable                                         -                 (75,000)
         (Increase) decrease in refundable income taxes                           (320,824)                29,585
         (Increase) decrease in costs and estimated earnings
           in excess of billings                                                  (213,636)               315,837
         Decrease (increase) in other assets                                        23,107               (316,033)

         Increase (decrease) in accounts payable                                 1,244,644             (3,244,094)
         (Decrease) increase in accrued payroll and other accrued
           expenses and current liabilities                                       (161,595)               383,552
         Decrease in accrued interest                                              (78,223)               (45,246)
         Increase (decrease) in deferred income                                    165,640                (75,797)
                                                                             -------------         ---------------
Net cash provided by (used in) operating activities                          $     634,218         $   (2,673,137)
                                                                             =============         ===============


                                See notes to consolidated financial statements.


                           AMERIHOST PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
     ====================================================================

1.   BASIS OF PREPARATION:
     ---------------------

     The financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Amerihost Properties, Inc. and subsidiaries as of June 30, 2000 and December 31, 1999 and the results of its operations and cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K. Certain reclassifications have been made to the 1999 financial statements in order to conform with the 2000 presentation.

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

                                              Three Months Ended June 30,              Six Months Ended June 30,
                                            --------------------------------        ---------------------------------
                                                 2000             1999                    2000               1999
                                           --------------    ---------------        ---------------    --------------

   Net income (loss)                       $    1,205,778    $       797,709        $       301,698    $     (967,282)
   Impact of convertible
         partnership interests                    (15,894)           (13,730)               (49,226)          (47,945)
                                           --------------    ---------------        ---------------    --------------
   Net income (loss) available to
            common shareholders            $    1,189,884    $       783,979        $       252,472    $   (1,015,227)
                                           ==============    ===============        ===============    ===============

   Weighted average common
         shares outstanding                     4,974,984          5,846,627              4,973,658         5,947,294
   Dilutive effect of convertible
         partnership interests and
         common stock equivalents                 289,540            299,371                292,720           249,350
                                           --------------    ---------------        ---------------    --------------
   Dilutive common shares outstanding           5,264,524          6,145,998              5,266,378         6,196,644
                                           ==============    ===============        ===============    ==============

   Net income (loss) per share - Basic     $         0.24    $          0.14        $          0.06    $       (0.16)
                                           ==============    ===============        ===============    =============

   Net income (loss) per share - Diluted   $         0.23    $          0.13        $          0.05    $       (0.16)
                                           ==============    ===============        ===============    =============

                           AMERIHOST PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
     ====================================================================

4.   INCOME TAXES:
     -------------

     Deferred income taxes are provided on the differences in the bases of the Company's assets and liabilities determined for tax and financial reporting purposes and relate principally to depreciation of property and equipment and deferred income.

     The income tax expense (benefit) for the six months ended June 30, 2000 and 1999 was based on the Company's estimate of the effective tax rate expected to be applicable for the full year. The Company expects the effective tax rate to approximate the Federal and state statutory rates.

5.   HOTEL LEASES:
     -------------

      The Company leases 33 hotels as of June 30, 2000 (including 29 sale/leaseback hotels - Note 8), the operations of which are included in the Company's consolidated financial statements. All of these leases are triple net and provide for monthly base rent payments ranging from $14,000 to $26,667. The Company leases or subleases two of these hotels from partnerships in which the Company owns equity interests of up to 16.33%. These two leases also provide for additional rent payments ranging from approximately $37,000 to $74,000 per annum, plus percentage rents equal to 10% of room revenues in excess of stipulated amounts. The leases and sub-leases expire through March 23, 2009, except for the two leases from partnerships in which the Company owns an equity interest which expired December 31, 1999. The Company is continuing to operate these hotels under the same terms as provided in the original lease.

      The four leases, other than the sale/leaseback hotels, provide for an option to purchase the hotel. Some of the purchase prices are based upon a multiple of gross room revenues for the preceding twelve months with a specified maximum, and the others are based on a fixed amount. At June 30, 2000, the aggregate purchase price for these leased hotels was approximately $14,030,000.

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

7.   INVESTMENTS:
     ------------

     Effective January 1, 1999, the Company acquired the remaining ownership interest in one hotel joint venture. The following is a summary of this acquisition:

              Fair value of assets acquired                              $    1,916,070
              Cash acquired                                                    (260,648)
                                                                         --------------
              Liabilities assumed                                        $    1,655,423
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

      On June 16, 2000, one hotel owned by the REIT was sold. Accordingly, the lease with the REIT for this hotel was terminated. The remaining unamortized gain of approximately $402,000 was recognized as a gain on sale of property in the accompanying financial statements.

                           AMERIHOST PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
     ====================================================================

9.    BUSINESS SEGMENTS:
      ------------------

      The Company's business is primarily involved in five segments: (1) hotel operations, consisting of the operations of all hotels in which the Company has a 100% or majority ownership or leasehold interest, (2) hotel development, consisting of development, construction and renovation activities, as well as the sale of newly constructed hotels held for sale,
      (3) hotel management, consisting of hotel management activities and (4) employee leasing, consisting of the leasing of employees to various hotels, and (5) AmeriHost Inn(R) hotel franchising. Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, operating income, identifiable assets, capital expenditures and depreciation and amortization for the six months ended June 30, 2000 and 1999, for each business segment, which is the information utilized by the Company's decision makers in managing the business:

         Revenues                                                            2000                1999
         --------                                                      ---------------      --------------

                Hotel operations                                        $   29,512,424       $  29,296,076
                Hotel development                                            4,086,765             560,032
                Hotel management                                               613,238             655,074
                Employee leasing                                             3,072,451           3,217,016
                Hotel franchising                                              386,854              79,000
                                                                        --------------      --------------
                                                                        $   37,671,732       $  33,807,198
                                                                        ==============       =============

         Operating costs and expenses
         ----------------------------

                Hotel operations                                        $   21,858,672       $  21,829,555
                Hotel development                                            3,774,381             571,555
                Hotel management                                               408,258             511,175
                Employee leasing                                             3,027,587           3,133,933
                Hotel franchising                                              397,995             192,616
                                                                        --------------       -------------
                                                                        $   29,466,893       $  26,238,834
                                                                        ==============       =============

         Operating income
         ----------------

                Hotel operations                                        $    2,155,315       $   1,280,699
                Hotel development                                              302,871             (24,601)
                Hotel management                                               181,300             121,818
                Employee leasing                                                43,706              81,078
                Hotel franchising                                              (14,075)           (113,616)
                Corporate                                                     (809,159)           (809,729)
                                                                        --------------       -------------
                                                                        $    1,859,958       $     535,649
                                                                        ==============       =============

         Identifiable assets
         -------------------

                Hotel operations                                        $   91,591,369       $ 101,605,819
                Hotel development                                            2,371,539             576,480
                Hotel management                                               149,742             630,718
                Employee leasing                                               978,064             710,875
                Hotel franchising                                              119,390             155,198
                Corporate                                                    5,712,140           7,447,225
                                                                       ---------------       -------------
                                                                        $  100,922,244       $ 111,126,315
                                                                        ==============       =============

                           AMERIHOST PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
     ====================================================================


9.       BUSINESS SEGMENTS (CONTINUED):
         ------------------------------

         Capital Expenditures                                               2000                1999
         --------------------                                           --------------      --------------

                Hotel operations                                        $    3,901,214       $   5,279,232
                Hotel development                                                7,942                 144
                Hotel management                                                28,875              51,017
                Employee leasing                                                  -                  -
                Hotel franchising                                               21,839               6,598
                Corporate                                                      107,263              17,913
                                                                       ---------------       -------------
                                                                        $    4,067,133       $   5,354,904
                                                                        ==============       =============
         Depreciation/Amortization
         -------------------------

                Hotel operations                                        $    2,083,396       $   2,473,703
                Hotel development                                                9,513              13,078
                Hotel management                                                23,680              22,080
                Employee leasing                                                 1,158               2,006
                Hotel franchising                                                2,934                -
                Corporate                                                        5,990              32,534
                                                                       ---------------       -------------
                                                                        $    2,126,671       $   2,543,401
                                                                        ==============       =============


10.      SUPPLEMENTAL CASH FLOW DATA:
         -----------------------------

         The following represents the supplemental schedule of noncash and financing activities for the period ended June 30, 2000:

            Notes receivable from sale of hotel                  $ 100,000
                                                                 =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

GENERAL

The Company is engaged in the development of AmeriHost Inn(R) hotels, its proprietary brand, and the ownership, operation and management of AmeriHost Inn(R) hotels and other mid-price hotels. As of June 30, 2000, there were 77 AmeriHost Inn(R) hotels open, of which 58 were wholly-owned or leased, one was majority-owned, 10 were minority-owned, and eight were owned and operated by franchisees. A total of six AmeriHost Inn(R) hotels were opened during the past eighteen months. The Company intends to use the AmeriHost Inn(R) brand when expanding its hotel operations segment. As of June 30, 2000, one wholly-owned AmeriHost Inn(R) hotel and four minority-owned AmeriHost Inn(R) hotels were under construction. Same room revenues for all AmeriHost Inn(R) hotels (including minority owned and franchised) increased approximately 8.5% and 8.1% during the second quarter and first six months of 2000, compared to the second quarter and first six months of 1999, respectively, attributable to a decrease of $0.14 and an increase of $0.36 in average daily rate, and a 8.9% and 6.9% increase in occupancy, respectively. These results relate to the 77AmeriHost Inn(R) hotels that were operating for at least thirteen full months during the three and six months ended June 30, 2000.

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

Revenues from Consolidated AmeriHost Inn(R) hotels increased 1.2% and 2.4% to $13.3 and $23.8 million during the second quarter and first six months of 2000, from revenues of $13.2 and $23.2 million during the second quarter and first six months of 1999, due primarily to an increase in same room revenues, offset by the sale of hotels to franchisees. Combined revenues from the hotel management and employee leasing segments were flat during the second quarter of 2000 compared to the second quarter of 1999, and decreased by 4.8% during the first six months of 2000, due primarily to the sale of hotels under management contracts. Revenues from Consolidated non-AmeriHost Inn(R) hotels decreased 10.4% and 5.6% during the second quarter and first six months of 2000, compared to 1999, as a result of the sale of two non-AmeriHost Inn(R) hotels offset by the renovation of one Consolidated non-AmeriHost Inn(R) hotel and the increased occupancy therefrom. Total revenues increased 14.2% and 11.4% to $21.8 and $37.7 million during the second quarter and first six months of 2000, from $19.1 and $33.8 million during the second quarter and first six months of 1999. The Company recorded a net income of $1.2 million and $301,698 for the second quarter and first six months of 2000, or $0.23 and $0.05 per diluted share, compared to a net income of $797,709 and a net loss of $(967,282) for the second quarter and first six months of 1999, or $0.13 and ($0.16) per diluted share in 1999.

In 1999, the Company began to franchise the AmeriHost Inn(R) brand name. Currently, the Company is qualified to sell AmeriHost Inn(R) franchises in all states, Canada and Mexico. To date, the Company has entered into 30 AmeriHost Inn(R) franchise agreements. However, the Company does not anticipate the franchising activity to have a significant impact on the operations of the Company in 2000, and there can be no assurance that the Company will be successful in selling AmeriHost Inn(R) franchises in the future. The results for the first six months of 2000 were consistent with the Company's primary objective of increasing the number of franchised AmeriHost Inn(R) hotels, including the sale of five AmeriHost Inn(R) hotels owned or operated by the Company to franchisees.

The Company uses EBITDAR as a supplemental performance measure, along with net income, to report its operating results. EBITDAR is defined as net income before extraordinary items, adjusted to eliminate the impact of (i) interest expense;
(ii) interest and other income; (iii) leasehold rents for hotels, which the Company considers to be financing costs similar to interest; (iv) income tax expense (benefit), (v) depreciation and amortization; and (vi) gains or losses from property transactions. EBITDAR should not be considered as an alternative to operating income (as determined in accordance with Generally Accepted Accounting Principles, "GAAP") as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. EBITDAR, as defined by the Company, is included herein due to numerous requests by investors and analysts. Management believes that investors and analysts find it to be a useful tool for measuring the Company's ability to service debt. EBITDAR decreased 4.3% and increased 9.9% to $5.2 and $7.4 million during the second quarter and six months ended June 30, 2000, respectively, from $5.4 and $6.7 million during the second quarter and six months ended June 30, 1999. An EBITDAR schedule is included herein.

Amerihost had an ownership interest in 79 hotels at June 30, 2000 versus 89 hotels at June 30, 1999 (excluding hotels under construction). The decreased ownership of AmeriHost Inn(R) hotels for the Company's own account and for minority-owned entities was due to the sale of AmeriHost Inn(R) hotels to franchisees and non-AmeriHost Inn(R) hotels to unrelated third parties. These figures include a net decrease of eight Consolidated hotels, from 74 at June 30, 1999 to 66 at June 30, 2000.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED
   TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

Revenues increased 14.2% and 11.4% to $21.8 million and $37.7 million during the three and six months ended June 30, 2000, respectively, from $19.1 million and $33.8 million during the three and six months ended June 30, 1999. The increase in revenue was primarily due to an increase in hotel development revenues.

Hotel operations revenue decreased 1.3% and increased 0.7% to $16.6 million and $29.5 million during the three and six months ended June 30, 2000 respectively, from $16.9 million and $29.3 million during the three and six months ended June 30, 1999. Revenues from Consolidated AmeriHost Inn(R) hotels increased 1.2% and 2.4% to $13.3 million and $23.8 million during the three and six months ended June 30, 2000, respectively, from $13.2 million and $23.2 million during the three and six months ended June 30, 1999. These changes were attributable primarily to an increase in same room revenues, offset by the sale of eight Consolidated AmeriHost Inn(R) hotels. The change in Consolidated AmeriHost Inn(R) hotel revenue was offset by a 10.4% and 5.6% decrease in Consolidated other brand hotel revenue during the three and six month periods, respectively. This decrease was primarily the result of the sale of two non-AmeriHost Inn(R) Consolidated hotels. The hotel operations segment included the operations of 66 Consolidated hotels (including 59 AmeriHost Inn(R) hotels) comprising 4,686 rooms at June 30, 2000, compared to 74 Consolidated hotels (including 65 AmeriHost Inn(R) hotels) comprising 5,220 rooms at June 30, 1999. After considering the Company's ownership interest in the majority-owned Consolidated hotels, this translates to 4,443 and 4,951 equivalent owned rooms as of June 30, 2000 and 1999, respectively, or a decrease of 10.3%. Recently, the Company has experienced an increase in competition in certain markets, primarily from newly constructed hotels. As a result, there is increased downward pressure on occupancy levels and average daily rates. The Company believes that as the number of AmeriHost Inn(R) hotels increases, the greater the benefits will be at all locations from marketplace recognition and repeat business. In addition, the Company typically builds new hotels in growing markets where it anticipates a certain level of additional hotel development.

Hotel development revenue increased 1,479.7% and 629.7% to $3.0 million and $4.1 million during the three and six months ended June 30, 2000, respectively, from $189,287 and $560,032 during the three and six months ended June 30, 1999. The Company was not constructing any hotels for minority-owned entities or unrelated third parties during the second quarter of 1999, compared to four hotels during the three months ended June 30, 2000. However, the Company also had several additional projects in various stages of pre-construction development during both six-month periods.

Hotel management revenue decreased 5.0% and 6.4% to $323,395 and $613,238 during the three and six months ended June 30, 2000, respectively, from $340,418 and $655,074 during the three and six months ended June 30, 1999. The number of hotels managed for third parties and minority-owned entities decreased from 18 hotels, representing 1,696 rooms, at June 30, 1999 to 16 hotels, representing 1,574 rooms, at June 30, 2000. The decrease in revenue is primarily due to a 7.2% reduction in rooms under contract partially offset by increases in same room revenues of those hotels.

Employee leasing revenue increased 1.0% and decreased 4.5% to $1.6 million and $3.0 million during the three and six months ended June 30, 2000, respectively, from $1.6 million and $3.2 million during the three and six months ended June 30, 1999, due primarily to the reduction in hotels managed for minority-owned entities and unrelated third parties as described above offset by increases in payroll costs which is the basis for the employee leasing revenue.

Franchising revenue increased 177.6% and 389.7% to $219,329 and $386,854 during the three and six months ended June 30, 2000, respectively, from $79,000 in revenues during the three and six months ended June 30, 1999, due primarily to 2000 being the first full year of operations for this segment.

Total operating costs and expenses increased 20.2% and 12.3% to $16.1 million (74.1% of total revenues) and $29.5 million (78.2% of total revenues) during the three and six months ended June 30, 2000, respectively, from $13.4 million

(70.4% of total revenues) and $26.2 million (77.6% of total revenues) during the three and six months ended June 30, 1999 primarily due operating costs and expenses from the development segment as described below. Operating costs and expenses in the hotel operations segment remained essentially flat as anticipated inflationary increases were offset by the reduction in the number of Consolidated hotels. Hotel operations segment operating costs and expenses as a percentage of segment revenue increased to 68.0% during the three months ended June 30, 2000, from 67.2% during the three months ended June 30, 1999, due primarily to increased labor costs in certain markets. Hotel operations segment operating costs and expenses as a percentage of segment revenue decreased to 74.1% during the six months ended June 30, 2000, from 74.5% during the six months ended June 30, 1999. Operating costs and expenses as a percentage of revenues for the Consolidated AmeriHost Inn(R) hotels changed only slightly during both the three and six month periods ended June 30, 2000.

Operating costs and expenses for the hotel development segment increased 1,602.1% to $2.9 million during the three months ended June 30, 2000, from $168,004 during the three months ended June 30, 1999, consistent with the 1,479.7% increase in hotel development revenues for the three months ended June 30, 2000. Operating costs and expenses for the hotel development segment increased 560.4% to $3.8 million during the six months ended June 30, 2000, from $571,555 during the six months ended June 30, 1999, consistent with the 629.7% increase in hotel development revenues for the six months ended June 30, 2000. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased to 95.6% during the three months ended June 30, 1999, from 88.8% during the three months ended June 30, 1999. The second quarter of 1999 consisted primarily of hotel pre-construction development activity, which results in a lower percentage of operating costs compared to construction activity. The second quarter of 2000 consisted of a greater amount of construction activity, which resulted in higher operating costs in relation to the revenue recognized. Operating costs and expenses in the hotel development segment as a percentage of segment revenue decreased to 92.4% during the six months ended June 30, 2000, from 102.1% during the six months ended June 30, 1999, as a result of the increased hotel development and construction activity.

Hotel management segment operating costs and expenses decreased 16.7% and 20.1% to $188,455 and $408,258 during the three and six months ended June 30, 2000, respectively, from $226,354 and $511,175 during the three and six months ended June 30, 1999. This decrease was primarily due to the decrease in the number of hotels operated and managed for unrelated third parties and minority-owned entities. Employee leasing operating costs and expenses increased 1.0% and decreased 3.4% to $1.6 million and $3.0 million during the three and six months ended June 30, 2000, respectively, from $1.6 million and $3.1 million during the three and six months ended June 30, 1999, which is consistent with the 1.0% increase and 4.5% decrease in segment revenue for the three and six months ended June 30, 2000.

Franchising segment operating costs and expenses increased 52.5% and 106.6% to $160,441 and $397,995 during the three and six months ended June 30, 2000, respectively, from $105,235 and $192,616 during the three and six months ended June 30, 1999, which was the initial six months of operations.

Depreciation and amortization expense decreased 26.4% and 16.4% to $1.0 million and $2.1 million during the three and six months ended June 30, 2000, respectively, from $1.4 million and $2.5 million during the three and six months ended June 30, 1999. The decrease was primarily attributable to the sale of nine consolidated hotels that closed in 1999 and the first six months of 2000, partially offset by the net addition of six Consolidated hotels to the hotel operations segment opened during 1999, and the resulting depreciation and amortization therefrom.

Leasehold rents - hotels decreased 11.7% and 8.0% to $1.7 million and $3.4 million during the three and six months ended June 30, 2000, respectively, compared to $1.9 million and $3.7 million during the three and six months ended June 30, 1999. The decrease was primarily attributable to the termination of two leased hotels as a result of the lessor selling these hotels during the past twelve months.

Corporate general and administrative expense increased 2.4% and 3.3% to $404,216 and $803,169 during the three and six months ended June 30, 2000, respectively, from $394,660 and $777,195 during the three and six months ended June 30, 1999, and can be attributed primarily to the overall growth of the Company.

The Company's operating income increased 30.7% and 247.2% to $2.5 million and $1.9 million during the three and six months ended June 30, 2000, respectively, from $1.9 million and $535,649 during the three and six months ended June 30, 1999. The following discussion of operating income by segment is exclusive of any corporate general and administrative expense. Operating income from Consolidated AmeriHost Inn(R) hotels increased 16.4% and 38.7% to $2.3 million and $2.2 million during the three and six months ended June 30, 1999, respectively, from $1.9 million and $1.6 million during the three and six months ended June 30, 1999. These increases in operating income were due to the increase in same room revenues as a significant number of recently opened Consolidated AmeriHost Inn(R) hotels were still operating in 1999 during their pre-stabilization period when revenues are typically lower. Operating income from the hotel development segment increased to $125,840 during the three months ended June 30, 2000, from $14,744 during the three months ended June 30, 1999 and increased to $302,870 during the first six months of 2000 from ($24,601) during the first six months of 1999. The fluctuations in hotel development operating income were due to the timing of hotels developed and constructed for third parties and minority-owned entities during the second quarter and first six months of 2000, compared with the second quarter and first six months of 1999, and the overall increase in the number of hotels developed and constructed for third parties and minority-owned entities during 2000. The hotel management segment had operating income of $123,101 and $181,300 during the three and six months ended June 30, 2000, from operating income of $103,023 and $121,818 during the three and six months ended June 30, 1999. This increase was due primarily to a reduction in general and administrative costs for the management segment partially offset by fewer hotels managed during the past twelve months for unrelated third parties and minority-owned properties. Employee leasing operating income increased 4.0% and decreased 46% to $12,394 and $43,706 during the three and six months ended June 30, 2000, respectively, from $11,916 and $81,077 during the three and six months ended June 30, 1999, due primarily to the decrease in employee leasing agreements with minority-owned entities and unrelated third parties.

Interest expense decreased 10.8% and 7.2% to $1.4 million and $2.9 million during the three and six months ended June 30, 2000, respectively, from $1.6 million and $3.2 million during the three and six months ended June 30, 1999. This decrease was primarily attributable to the aforementioned sales of hotels whereby the Company does not incur any interest expense on the sold hotels after the sale dates, partially offset by the mortgage financing of newly constructed Consolidated hotels.

The Company's share of equity in income (loss) of affiliates decreased to ($57,140) during the three months ended June 30, 2000, from $204,431 during the three months ended June 30, 1999. The Company's share of equity in income (loss) of affiliates decreased 70.8% to $11,611 during the six months ended June 30, 2000, from $39,716 during the six months ended June 30, 1999. The decrease in equity of affiliates during the second quarter and first six months of 2000 was primarily attributable to the sale of one minority-owned property in the second quarter of 1999 at a significant gain. Distributions from affiliates were $282,389 during the six months ended June 30, 2000, compared to $126,756 during the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has five main sources of cash from operating activities: (i) revenues from hotel operations; (ii) fees from development, construction and renovation projects including the sale of hotel assets held for sale; (iii) fees from management contracts; (iv) fees from employee leasing services; and (v) fees from franchisees. Cash from hotel operations is typically received at the time the guest checks out of the hotel. Approximately 10% of the Company's hotel operations revenues is generated through other businesses and contracts and is usually paid within 30 to 45 days from billing. Fees from development, construction and renovation projects are typically received within 15 to 45 days from billing. Due to the procedures in place for processing its construction draws, the Company typically does not pay its contractors until the Company receives its draw from the equity or lending source. Management fee revenues typically are received by the Company within five working days from the end of each month. Cash from the Company's employee leasing segment typically is received 24 to 48 hours prior to the pay date. Franchise fees consist of up-front fees that are received at the time of receiving the franchise application or at the time of signing the franchise agreement and franchise royalty fees are typically received 10 to 30 days from billing.

During the first six months of 2000, the Company provided cash from operations of $634,218, compared to cash used in operations of $2.7 million during the first six months of 1999, or an increase in cash provided by operations of $3.3 million. The increase in cash flow from operations during the first six months of 2000, when compared to 1999, can be attributed to the increasing stability of Consolidated hotels as a greater number began to emerge from the pre-stabilization period, and increase in cash flow from the hotel development. The first six months of 1999 had significantly less revenue from the development and construction of hotels for minority-owned entities.

The Company invests cash in three principal areas: (i) the purchase of property and equipment through the construction and renovation of Consolidated hotels;
(ii) the purchase of equity interests in hotels; and (iii) the making of loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. During the first six months of 2000, the Company received $1.2 million from investing activities compared to receiving $7.0 million during the first six months of 1999. During the first six months of 2000, the Company received $5.0 million from the sale of three hotels, used $4.1 million to purchase property and equipment for Consolidated AmeriHost Inn(R) hotels, and provided $158,307 from distributions and collections from affiliates, net of investments in and advances to affiliates. During the first six months of 1999, the Company received $12.8 million from the sale of hotels, used $5.2 million to purchase property and equipment for Consolidated AmeriHost Inn(R) hotels, used $441,285 for investments in and advances to affiliates, net of distributions and collections, and used $260,648 for the acquisition of hotel partnership interests, net of cash acquired.

Cash used in financing activities was $2.5 million during the first six months of 2000 compared to cash used by financing activities of $3.6 million during the first six months of 1999. In 2000, the primary factors were principal repayments of $3.8 million, including the repayment of mortgages in connection with the sale of hotels, offset by $1.2 million in proceeds from the mortgage financing of Consolidated hotels, and net proceeds of $65,882 on the Company's operating line-of-credit. In 1999, the contributing factors were principal repayments of $2.3 million on the mortgage financing of Consolidated hotels, net of proceeds from the issuance of long-term debt, $2.1 million in net proceeds from the Company's operating line-of-credit and common stock repurchases of $3.4 million.

At June 30, 2000, the Company had $7.6 million outstanding under its operating line-of-credit. The operating line-of-credit (i) has a limit of $8.5 million;
(ii) is collateralized by a security interest in certain of the Company's assets, including its interest in various joint ventures; (iii) bears interest at an annual rate equal to the lending bank's base rate plus 1/2% (with a minimum interest rate of 7.5%); and (iv) matures August 15, 2000. The lender has indicated the line-of-credit will be extended for an additional one-year period.


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

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   SCHEDULE OF EARNINGS BEFORE INTEREST/RENT,
                       TAXES AND DEPRECIATION/AMORTIZATION
                                   (UNAUDITED)
     ====================================================================


                                              Three Months Ended June 30,               Six Months Ended June 30,
                                           --------------------------------         ---------------------------------
                                                 2000             1999                   2000               1999
                                           --------------    --------------         ---------------    --------------

Revenue                                    $   21,804,683    $    19,088,251        $    37,671,732    $   33,807,198


Operating costs and expenses                   16,150,182         13,439,848             29,466,893        26,238,834

                                           --------------    --------------         ---------------    --------------
                                                5,654,501          5,648,403              8,204,839         7,568,364


Corporate general and administrative             (404,216)          (394,660)              (803,169)         (777,195)
Equity in net income and losses
   of affiliates                                  (57,140)           204,931                 11,611            39,716
                                           --------------    --------------         ---------------    --------------

Earnings before minority interests              5,193,145          5,458,674              7,413,281         6,830,885

Minority interests in earnings of
   consolidated subsidiaries and
   partnerships                                   (20,307)           (51,608)                (1,818)          (90,027)

                                           --------------    --------------         ---------------    --------------

Earnings before interest/rent, taxes
  and depreciation/amortization            $    5,172,838    $     5,407,066        $     7,411,463    $    6,740,858
                                           ==============    ===============        ===============    ==============

                           PART II: Other Information


Item 4.      Submission of Matters to a Vote of Securities Holders:
-------

             The annual shareholders' meeting was held on June 1, 2000. One matter was voted as follows:

             Matter 1:  Election of Directors

                       Director                             For              Against          Abstain
                       --------                             ---              -------          -------

                  Michael P. Holtz                       3,606,461            1,589           343,448
                  Russell J. Cerqua                      3,607,786              264           343,448
                  Reno J. Bernardo                       3,607,677              373           343,448
                  Salomon J. Dayan                       3,607,902              148           343,448
                  Jon K. Haahr                           3,607,902              148           343,448
                  Thomas J. Romano                       3,607,902              148           343,448

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



                                         AMERIHOST PROPERTIES, INC.
                                         --------------------------
                                               Registrant


         Date:  August  4, 2000
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