Form 10-Q
period 2000-09-30
AMERIHOST PROPERTIES INC
filed 2000-11-07
CIK 778423

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


      [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended               SEPTEMBER 30, 2000
                                                  ------------------------------

                         OR

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                           Commission File No. 0-15291

          AMERIHOST PROPERTIES, INC. D/B/A ARLINGTON HOSPITALITY, INC.
          -------------------------------------------------------------
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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

As of November 1, 2000, 4,979,244 shares of the Registrant's Common Stock were outstanding.


================================================================================

          AMERIHOST PROPERTIES, INC. D/B/A ARLINGTON HOSPITALITY, INC.

                                    FORM 10-Q

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000



                                      INDEX



                       PART I: Financial Information                        Page
                       -----------------------------                        ----

Item 1 - Financial Statements -

     Consolidated Balance Sheets as of September 30, 2000
               and December 31, 1999                                           4

     Consolidated Statements of Operations for the Three and
               Nine Months Ended September 30, 2000 and 1999                   6

     Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 2000 and 1999                               7

     Notes to Consolidated Financial Statements                                9

Item 2 - Management's Discussion and Analysis                                 13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk           18


                         PART II: Other Information
                         --------------------------

Item 4 - Submission of Matters to a Vote of Securities Holders                19

Item 6 - Exhibits and Reports on Form 8-K                                     19

Signatures                                                                    19

                          Part I: Financial Information

                          Item 1: Financial Statements




                             AMERIHOST PROPERTIES, INC. D/B/A ARLINGTON HOSPITALITY, INC.
                                                 AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)

======================================================================================================================


                                                                            September 30,            December 31,
                                                                                2000                      1999
                                                                        --------------------     ---------------------
                          ASSETS

Current assets:
    Cash and cash equivalents                                             $     2,773,806          $    3,766,323
    Accounts receivable (including $812,898 and
       $213,911 from related parties)                                           3,590,792               2,480,039
    Interest receivable                                                           298,436                 471,576
    Notes receivable, current portion                                             518,485                 518,485
    Prepaid expenses and other current assets                                     907,461                 971,836
    Refundable income taxes                                                          -                     56,876
    Costs and estimated earnings in excess of billings on
       uncompleted contracts with related parties                               1,034,626                 834,820
                                                                          ---------------          --------------

         Total current assets                                                   9,123,606               9,099,955
                                                                          ---------------          --------------

Investments in and advances to unconsolidated
         hotel joint ventures                                                   6,838,524               7,332,806
                                                                          ---------------          --------------

Property and equipment:
    Land                                                                       10,142,466               8,786,189
    Buildings                                                                  57,347,202              56,670,991
    Furniture, fixtures and equipment                                          20,532,191              17,758,161
    Construction in progress                                                      226,030               1,062,888
    Leasehold improvements                                                      3,312,423               1,990,822
    Assets held for sale                                                        4,654,459               7,967,318
                                                                          ---------------          --------------
                                                                               96,214,771              94,236,369

    Less accumulated depreciation and amortization                             18,039,258              15,466,013
                                                                          ---------------          --------------
                                                                               78,175,513              78,770,356
                                                                          ---------------          --------------

Notes receivable, less current portion                                            714,188                 692,662

Deferred income taxes                                                           3,593,000               4,327,000

Other assets, net of accumulated amortization of
    $831,470 and $755,547                                                       2,645,817               2,885,388
                                                                          ---------------          --------------
                                                                                6,953,005               7,905,050

                                                                          $   101,090,648          $  103,108,167
                                                                          ===============          ==============






                                AMERIHOST PROPERTIES, INC. D/B/A ARLINGTON HOSPITALITY, INC.
                                                      AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                                         (UNAUDITED)

=====================================================================================================================


                                                                            September 30,            December 31,
                                                                                 2000                     1999
                                                                        ---------------------     -------------------

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $     3,816,283          $    2,623,390
    Bank line-of-credit                                                              -                  7,560,214
    Accrued payroll and related expenses                                          850,721                 777,725
    Accrued real estate and other taxes                                         2,363,822               2,260,048
    Other accrued expenses and current liabilities                                640,634               1,127,504
    Current portion of long-term debt                                           1,435,120               1,567,643
    Income taxes payable                                                        2,502,297                    -
                                                                          ---------------          --------------

         Total current liabilities                                             11,608,877              15,916,524
                                                                          ---------------          --------------


Long-term debt, net of current portion                                         57,425,947              58,781,609
                                                                          ---------------          --------------

Deferred income                                                                12,665,665              14,001,231
                                                                          ---------------          --------------


Minority interests                                                                238,667                 228,235
                                                                          ---------------          --------------


Shareholders' equity:
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                                      -                       -
    Common stock, $.005 par value; authorized 25,000,000 shares; issued and outstanding 4,979,244 shares at September 30, 2000
       and 4,968,673 shares at December 31, 1999                                   24,896                  24,843
    Additional paid-in capital                                                 13,077,324              13,050,069
    Retained earnings                                                           6,486,147               1,542,531

                                                                               19,588,367              14,617,443
    Less:
         Stock subscriptions receivable                                          (436,875)               (436,875)

                                                                               19,151,492              14,180,568
Commitments and contingencies

                                                                          $   101,090,648          $  103,108,167
                                                                          ===============          ==============


                                       See  notes  to   consolidated   financial statements.




                                AMERIHOST PROPERTIES, INC. D/B/A ARLINGTON HOSPITALITY, INC.
                                                      AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)

====================================================================================================================
                                        Three Months Ended September 30,          Nine Months Ended September 30,
                                     -------------------------------------    --------------------------------------
                                               2000              1999                  2000             1999
                                          --------------    --------------    -----------------     -------------

Revenue:
  Hotel operations:
    AmeriHost Inn hotels                  $14,533,022       $14,681,959             $38,291,146       $37,879,605
    Other hotels                            3,769,565         3,912,792               9,523,865        10,011,222
  Development and construction              3,610,293         5,287,436               7,697,058         5,847,468
  Management services                         320,996           287,128                 934,234           942,202
  Employee leasing                          1,434,228         1,532,218               4,506,679         4,749,234
  Franchising                                 199,422            92,066                 586,276           171,066
                                       --------------    --------------         ---------------   ---------------

                                           23,867,526        25,793,599              61,539,258        59,600,797
                                       --------------    --------------         ---------------   ---------------

Operating costs and expenses:
  Hotel operations:
    AmeriHost Inn hotels                    9,090,650         9,175,390              26,117,093        25,924,588
  Other hotels                              2,630,603         2,851,594               7,462,832         7,931,951
  Development and construction              3,591,327         4,493,261               7,365,708         5,064,816
  Management services                         208,447           206,080                 616,705           717,255
  Employee leasing                          1,423,474         1,501,205               4,451,061         4,635,138
  Franchising                                  82,859           295,420                 480,854           488,036
                                       --------------    --------------         ---------------   ---------------
                                           17,027,360        18,522,950              46,494,253        44,761,784

                                            6,840,166         7,270,649              15,045,005        14,839,013

  Depreciation and amortization             1,177,305         1,115,039               3,303,976         3,658,440
  Leasehold rents - hotels                  1,644,293         1,840,290               5,059,334         5,552,409
  Corporate general and administrative        484,428           404,259               1,287,597         1,181,454

                                       --------------    --------------         ---------------   ----------------
Operating income                            3,534,140         3,911,061               5,394,098         4,446,710

Other income (expense):
  Interest expense                         (1,410,867)       (1,630,309)             (4,353,453)       (4,801,889)
  Interest income                             153,666           167,711                 587,406           783,704
  Other income                                160,173            36,046                 272,130           542,013
  Gain on sale of assets                    5,506,883           283,187               6,518,719           283,187
  Equity in net income and losses
     of affiliates                            (54,410)          (45,735)                (42,799)           (6,019)

                                       --------------    --------------         ---------------   ----------------
Income before minority
    interests and income taxes              7,889,585         2,721,961               8,376,101         1,247,706

Minority interests in (income) loss of
  consolidated subsidiaries and partnerships  (88,667)         (152,142)                (90,485)         (242,169)

                                       --------------    --------------         ---------------   ----------------
Income before income taxes                  7,800,918         2,569,819               8,285,616         1,005,537

Income tax expense                          3,159,000         1,028,000               3,342,000           431,000

                                       --------------    --------------         ---------------   ----------------

Net income                             $    4,641,918    $    1,541,819         $     4,943,616   $       574,537
                                       ==============    ==============         ===============   ===============

Net income per share - Basic           $         0.93    $          0.30         $         0.99   $           0.10

Net income per share - Diluted         $         0.87    $          0.27         $         0.92   $           0.08






                                AMERIHOST PROPERTIES, INC. D/B/A ARLINGTON HOSPITALITY, INC.
                                                      AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                         (UNAUDITED)

==================================================================================================================
                                                                                 2000                   1999
                                                                         ------------------      -----------------

Cash flows from operating activities:

     Cash received from customers                                          $    60,705,916        $    64,800,453
     Cash paid to suppliers and employees                                      (57,539,209)           (61,027,151)
     Interest received                                                             760,546                705,234
     Interest paid                                                              (4,447,662)            (4,824,844)
     Income taxes paid                                                             (48,827)              (192,973)

                                                                           ---------------        ---------------
Net cash used in operating activities                                             (569,236)              (539,281)
                                                                           ---------------        ---------------

Cash flows from investing activities:

     Distributions, and collections on advances,
         from affiliates                                                         2,559,666                823,723
     Purchase of property and equipment                                         (4,311,623)              (940,969)
     Purchase of investments in, and advances
         to, minority owned affiliates                                          (2,122,000)            (1,517,500)
     Acquisitions of partnership interests,
                                 net of cash acquired                                   -                (260,648)
     Collections on notes receivable                                                78,474                133,183
     Proceeds from sale of assets                                               12,473,537             15,445,757

                                                                           ---------------        ---------------
Net cash provided by investing activities                                        8,678,054             13,734,935
                                                                           ---------------        ---------------

Cash flows from financing activities:

     Proceeds from issuance of long-term debt                                    4,540,817              7,203,482
     Principal payments on long-term debt                                       (6,029,193)           (17,068,698)
     Net (repayments of ) proceeds from line of credit                          (7,560,214)             2,726,224
     Decrease in minority interest                                                 (80,053)              (100,546)
     Common stock repurchases                                                         -                (3,941,835)
     Other                                                                          27,308                   -
                                                                           ---------------        ---------------
Net cash used in financing activities                                           (9,101,335)           (11,181,373)

                                                                           ---------------        ---------------
Net (decrease) increase in cash                                                   (992,517)             1,962,892

Cash and cash equivalents, beginning of year                                     3,766,323              4,493,834

                                                                           ---------------        ---------------
Cash and cash equivalents, end of period                                   $     2,773,806        $     6,456,726
                                                                           ===============        ===============





                                   (continued)







                                AMERIHOST PROPERTIES, INC. D/B/A ARLINGTON HOSPITALITY, INC.
                                                      AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                         (UNAUDITED)

==================================================================================================================
                                                                                2000                   1999
                                                                        -------------------     ------------------

Reconciliation of net income to net
     cash used in operating activities:

Net income                                                                   $   4,943,616         $      574,537

Adjustments to reconcile net income to net cash used in operating activities:

     Depreciation and amortization                                               3,303,976              3,658,440
     Equity in net (income) loss of affiliates and
         amortization of deferred income                                            42,799                  1,795
     Minority interests in net income of subsidiaries                               90,485                242,169
     Amortization of deferred interest and loan discount                                 -                 34,045
     Amortization of deferred gain                                              (1,120,520)            (1,081,169)
     Deferred income taxes                                                         734,000               (513,000)
     Gain on sale of investments, property and equipment                        (6,518,719)              (283,187)

     Changes in assets and liabilities, net of effects of acquisition:

         (Increase) decrease in accounts receivable                             (1,110,753)                85,117
         Decrease (increase) in prepaid expenses and
           other current assets                                                    237,513                (85,056)
         Increase in reserve on note receivable                                          -                (75,000)
         Decrease in refundable income taxes                                     2,559,173                751,027
         (Increase) decrease in costs and estimated earnings
           in excess of billings                                                  (199,806)               256,828
         Decrease (increase) in other assets                                        39,617               (298,302)
         Increase in assets held for sale                                       (4,654,459)             (934,003)

         Increase (decrease) in accounts payable                                 1,192,893             (3,153,840)
         (Decrease) increase in accrued payroll and other accrued
           expenses and current liabilities                                       (215,704)               220,168
         Decrease in accrued interest                                              (98,434)               (57,000)
         Increase in deferred income                                               205,087                117,150

Net cash used in operating activities                                        $    (569,236)        $     (539,281)
                                                                             ==============        ===============

                                See notes to consolidated financial statements.


          AMERIHOST PROPERTIES, INC. D/B/A ARLINGTON HOSPITALITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

================================================================================
1.   BASIS OF PREPARATION:
     ---------------------

     The financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Amerihost Properties, Inc. (d/b/a Arlington Hospitality, Inc., see Note 10) and subsidiaries as of September 30, 2000 and December 31, 1999 and the results of its operations and cash flows for the three and nine months ended September 30, 2000 and 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and reported amounts of revenue and expenses during the reported periods. Actual results may differ from those estimates. Certain reclassifications have been made to the 1999 financial statements in order to conform with the 2000 presentation.

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


                                              Three Months Ended Sept. 30,              Nine Months Ended Sept. 30,
                                          ----------------------------------        ---------------------------------
                                                 2000             1999                     2000                1999
                                           ------------------ ----------------      ----------------  ----------------


   Net income                              $    4,641,918    $     1,541,819        $     4,943,616    $      574,537
   Impact of convertible
         partnership interests                    (31,171)           (32,218)               (80,396)          (79,377)
                                           --------------    ---------------        ---------------    --------------
   Net income available to
            common shareholders            $    4,610,747    $     1,509,601        $     4,863,220    $      495,160
                                           ==============    ===============        ===============    ==============

   Weighted average common
         shares outstanding                     4,979,244          5,200,253              4,975,334         5,718,862
   Dilutive effect of convertible
         partnership interests and
         common stock equivalents                 316,432            307,426                298,698           292,408

   Dilutive common shares outstanding           5,295,676          5,507,679              5,274,032         6,011,270
                                           ==============    ===============        ===============    ==============

   Net income per share - Basic            $         0.93    $         0.30         $          0.99    $         0.10
                                           ==============    ==============         ===============    ==============

   Net income per share - Diluted          $         0.87    $         0.27         $          0.92    $         0.08
                                           ==============    ==============         ===============    ==============



          AMERIHOST PROPERTIES, INC. D/B/A ARLINGTON HOSPITALITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

================================================================================

4.   INCOME TAXES:
     -------------

     Deferred income taxes are provided on the differences in the bases of the Company's assets and liabilities determined for tax and financial reporting purposes and relate principally to depreciation of property and equipment and deferred income.

     The income tax expense (benefit) for the nine months ended September 30, 2000 and 1999 was based on the Company's estimate of the effective tax rate expected to be applicable for the full year. The Company expects the effective tax rate to approximate the Federal and state statutory rates.

5.   HOTEL LEASES:
     -------------

      The Company leases 33 hotels as of September 30, 2000 (including 29 sale/leaseback hotels - Note 8), the operations of which are included in the Company's consolidated financial statements. All of these leases are triple net and provide for monthly base rent payments ranging from $14,000 to $26,667. The Company leases or subleases two of these hotels from partnerships in which the Company owns equity interests of up to 16.33%. These two leases also provide for additional rent payments ranging from approximately $37,000 to $74,000 per annum, plus percentage rents equal to 10% of room revenues in excess of stipulated amounts. The leases and sub-leases expire through March 23, 2009, except for the two leases from partnerships in which the Company owns an equity interest which expired December 31, 1999. The Company is continuing to operate these hotels under the same terms as provided in the original lease.

      The four leases, other than the sale/leaseback hotels, provide for an option to purchase the hotel at a specified price approximating market value. At September 30, 2000, the aggregate purchase price for these leased hotels was approximately $14,030,000.

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

7.   INVESTMENTS:
     ------------

     Effective January 1, 1999, the Company acquired the remaining ownership interest in one hotel joint venture. The following is a summary of this acquisition:

              Fair value of assets acquired                    $    1,916,070
              Cash acquired                                          (260,648)
                                                               --------------
              Liabilities assumed                              $    1,655,422
                                                               ==============

8.   SALE/LEASEBACK OF HOTELS:
     -------------------------

      On June 30, 1998, the Company completed the sale of 26 AmeriHost Inn hotels to a Real Estate Investment Trust ("REIT") for $62.2 million. The company completed the sale of four additional AmeriHost Inn hotels to the same REIT during March 1999 for $10.8 million. Upon the sales to the REIT, the Company entered into agreements to lease back the hotels for an initial term of ten years, with two five year renewal options. The lease payments are fixed at 10% of the sale price for the first three years. Thereafter, the lease payments are subject to a CPI increase with a 2% annual maximum. The Company has deferred the gain on the sale of these hotels pursuant to sale/leaseback accounting. This deferral will be recognized over the initial term of the lease as a reduction of leasehold rent expense.

      On June 16, 2000, one hotel owned by the REIT was sold. Accordingly, the lease with the REIT for this hotel was terminated. The remaining unamortized gain of approximately $402,000 was recognized as a gain on sale of property in the accompanying consolidated financial statements.

          AMERIHOST PROPERTIES, INC. D/B/A ARLINGTON HOSPITALITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

================================================================================

9.    BUSINESS SEGMENTS:
      ------------------

      The Company's business is primarily involved in five segments: (1) hotel operations, consisting of the operations of all hotels in which the Company has a 100% or majority ownership or leasehold interest, (2) hotel development, consisting of development, construction and renovation activities, as well as the sale of newly constructed hotels held for sale,
      (3) hotel management, consisting of hotel management activities and (4) employee leasing, consisting of the leasing of employees to various hotels, and (5) AmeriHost Inn hotel franchising (see Note 10). Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, operating income, identifiable assets, capital expenditures and depreciation and amortization for the nine months ended September 30, 2000 and 1999, for each business segment, which is the information utilized by the Company's decision makers in managing the business:


         Revenues                                    2000            1999
         --------                              ---------------   --------------

                Hotel operations                $   47,815,011    $  47,890,827
                Hotel development                    7,697,058        5,847,468
                Hotel management                       934,234          942,202
                Employee leasing                     4,506,679        4,749,234
                Hotel franchising                      586,276          171,066
                                                --------------    -------------
                                                $   61,539,258    $  59,600,797
                                                ==============    =============
         Operating costs and expenses

                Hotel operations                $   33,579,925    $  33,856,539
                Hotel development                    7,365,708        5,064,816
                Hotel management                       616,705          717,255
                Employee leasing                     4,451,061        4,635,138
                Hotel franchising                      480,854          488,036
                                                --------------    -------------
                                                $   46,494,253    $  44,761,784
                                                ==============    =============
         Operating income

                Hotel operations                $    5,955,994    $   4,945,547
                Hotel development                      317,080          760,491
                Hotel management                       282,009          188,843
                Employee leasing                        53,880          111,087
                Hotel franchising                      101,022         (317,357)
                Corporate                           (1,315,887)      (1,241,901)
                                               ----------------   --------------
                                                $    5,394,098    $   4,446,710
                                                ==============    =============
         Identifiable assets
                Hotel operations                $   93,273,734    $  95,096,124
                Hotel development                    1,733,073          760,484
                Hotel management                        75,670        2,494,268
                Employee leasing                       887,649          195,530
                Hotel franchising                       57,001          143,042
                Corporate                            5,063,521        6,319,883
                                                --------------    -------------
                                                $  101,090,648    $ 105,009,331
                                                ==============    =============
         Capital Expenditures
         --------------------

                Hotel operations                $    8,794,471    $   6,048,973
                Hotel development                        7,942            2,091
                Hotel management                        29,403           62,534
                Employee leasing                         4,684             -
                Hotel franchising                       21,839           17,882
                Corporate                              107,743           17,040
                                                --------------    -------------
                                                $    8,966,082    $   6,148,520
                                                ==============    =============

          AMERIHOST PROPERTIES, INC. D/B/A ARLINGTON HOSPITALITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

================================================================================

9.    BUSINESS SEGMENTS (CONTINUED):
      ------------------------------

         Depreciation/Amortization                   2000               1999
         -------------------------             ---------------    --------------

                Hotel operations                $    3,219,758     $   3,536,333
                Hotel development                       14,270            22,161
                Hotel management                        35,520            36,103
                Employee leasing                         1,737             3,009
                Hotel franchising                        4,400               387
                Corporate                               28,291            60,447
                                                --------------     -------------
                                                $    3,303,976     $   3,658,440
                                                ==============     =============


10.      SALE OF AMERIHOST INN BRAND NAMES AND FRANCHISING RIGHTS:
         ---------------------------------------------------------

         Effective September 30, 2000, the Company completed the sale of the AmeriHost Inn and AmeriHost Inn & Suites brand names and franchising rights to Cendant Corporation ("Cendant"). The Company simultaneously entered into franchise agreements with Cendant for its AmeriHost Inn hotels. The Company received an initial payment of approximately $5.5 million upon closing and recorded a gain from this payment, net of closing costs of approximately $5.1 million. The agreement with Cendant also provides for additional incentives to the Company as the AmeriHost Inn and AmeriHost Inn & Suites brand names are expanded. In conjunction with this transaction, the Company has begun doing business as Arlington Hospitality, Inc. and intends to legally change the name of the Company to this name, subject to shareholder approval at its next regularly scheduled shareholder meeting.

11.      NOTE RECEIVABLE:
         ----------------

         In connection with the purchase of management contracts from Diversified Innkeepers, Inc. in a prior year, the Company accepted notes to provide financing to the shareholders of Diversified, collateralized by 125,000 shares of the Company's common stock, a limited partnership interest in a hotel, a second mortgage on another hotel property, and personal guarantees by the shareholders. The notes were due on September 30, 200, and the Company is currently negotiating the extension of the due date for a portion of the note.

12.      SUPPLEMENTAL CASH FLOW DATA:
         ----------------------------

         The following represents the supplemental schedule of noncash and financing activities for the period ended September 30, 2000:

            Notes receivable from sale of hotel                  $ 100,000
                                                                 =========


13.      COMMITMENTS:
         ------------

         On September 18, 2000, the Company entered into agreements to purchase the remaining ownership interests from its partners in three existing joint ventures for a total of $2,444,800. These acquisitions are to be completed on or before December 31, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

GENERAL

The Company is engaged in the development of AmeriHost Inn hotels, and the ownership, operation and management of AmeriHost Inn hotels and other mid-price hotels. As of September 30, 2000, the Company had 70 AmeriHost Inn hotels open, of which 59 were wholly-owned or leased, one was majority-owned, and 10 were minority-owned. The Company intends to use the AmeriHost Inn brand when expanding its hotel operations segment. As of September 30, 2000, two minority-owned AmeriHost Inn hotels were under construction. Same room revenues for all AmeriHost Inn hotels (including minority owned and franchised) increased approximately 6.9% and 7.6% during the third quarter and first nine months of 2000, compared to the third quarter and first nine months of 1999, respectively, attributable to an increase of $0.28 and $0.32 in average daily rate, and a 6.5% and 6.8% increase in occupancy, respectively. These results relate to the 77AmeriHost Inn hotels that were operating for at least thirteen full months during the three and nine months ended September 30, 2000.

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

The Company recorded a net income of $4.6 million and $4.9 million for the third quarter and first nine months of 2000, or $0.87 and $0.92 per diluted share, compared to a net income of $1.5 million and $574,537 for the third quarter and first nine months of 1999, or $0.27 and $0.08 per diluted share in 1999. Total revenues decreased 7.5% to $23.9 million during the third quarter of 2000, from $25.8 million during the third quarter of 1999. Total revenues increased 3.3% to $61.5 million during the first nine months of 2000, from $59.6 million during the first nine months of 1999. Revenues from Consolidated AmeriHost Inn hotels during the third quarter and first nine months of 2000 were relatively flat, as revenues from new hotels and the increase in same room revenues, was offset by the sale of hotels. Combined revenues from the hotel management and employee leasing segments decreased slightly during the third quarter and first nine months of 2000 compared to the third quarter and first nine months of 1999, due primarily to the sale of hotels under management contracts. Revenues from Consolidated non-AmeriHost Inn hotels decreased 3.7% and 4.9% during the third quarter and first nine months of 2000, compared to 1999, as a result of the sale of two non-AmeriHost Inn hotels offset by the renovation of one Consolidated non-AmeriHost Inn hotel and the increased occupancy therefrom. Revenues from the hotel development segment decreased 31.7% and increased 31.6% during the three and nine months ended September 30, 2000, compared to the same periods in 1999, respectively, due to the timing of the construction projects and the sale of two AmeriHost Inn hotels in the third quarter of 1999 which were included in the hotel development segment.

After developing and operating the AmeriHost Inn brand name for approximately 10 years, the Company decided to begin franchising this brand in 1999. On September 30, 2000, after limited success in the franchising segment, the Company sold the AmeriHost Inn and AmeriHost Inn & Suites brand names and franchising rights to Cendant Corporation. Cendant is the world's largest franchising company with hotel brand names such as Days Inn, Super 8 and Wingate. The Company received $5.5 million upon closing and recorded a gain from this payment, net of closing costs of approximately $5.1 million. The agreement with Cendant also provides for additional incentives to the Company as the AmeriHost Inn brands are expanded. In conjunction with this transaction, the Company has begun doing business as Arlington Hospitality, Inc. and intends to legally adopt this name pending shareholder approval at its next regularly scheduled shareholder meeting.

The Company uses cash flow, defined as net income before extraordinary items plus depreciation and amortization, as a supplemental performance measure, along with net income, to report its operating results. Cash flow, as defined, should not be considered as an alternative to operating income (as determined in accordance with Generally Accepted Accounting Principles, "GAAP") as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Cash flow, as defined, increased 119% and 94.8% to $5.8 million and $8.2 million during the third quarter and nine months ended September 30, 2000, respectively, from $2.7 million and $4.2 million during the third quarter and nine months ended September 30, 1999.

Amerihost had an ownership interest in 80 hotels at September 30, 2000 versus 85 hotels at September 30, 1999 (excluding hotels under construction). The decreased ownership of AmeriHost Inn hotels for the Company's own account and for minority-owned entities was due to the sale of AmeriHost Inn hotels and non-AmeriHost Inn hotels to unrelated third parties. These figures include a net decrease of three Consolidated hotels, from 70 at September 30, 1999 to 67 at September 30, 2000.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenues decreased 7.5% and increased 3.3% to $23.9 million and $61.5 million during the three and nine months ended September 30, 2000, respectively, from $25.8 million and $59.6 million during the three and nine months ended September 30, 1999. The fluctuation in revenue was primarily due to the timing of hotel development revenues.

Hotel operations revenue decreased 1.6% and 0.2% to $18.3 million and $47.8 million during the three and nine months ended September 30, 2000 respectively, from $18.6 million and $47.9 million during the three and nine months ended September 30, 1999. Revenues from Consolidated AmeriHost Inn hotels decreased 1.0% and increased 1.1% to $14.5 million and $38.3 million during the three and nine months ended September 30, 2000, respectively, from $14.7 million and $37.9 million during the three and nine months ended September 30, 1999. These changes were attributable primarily to the addition of two Consolidated AmeriHost Inn hotels which opened during the third quarter of 2000, and an increase in same room revenues, offset by the sale of five Consolidated AmeriHost Inn hotels. The change in Consolidated AmeriHost Inn hotel revenue was offset by a 3.7% and 4.9% decrease in Consolidated non-AmeriHost Inn hotel revenue during the three and six month periods, respectively. This decrease was primarily the result of the sale of two Consolidated non-AmeriHost Inn hotels. The hotel operations segment included the operations of 67 Consolidated hotels (including 60 AmeriHost Inn hotels) comprising 4,748 rooms at September 30, 2000, compared to 70 Consolidated hotels (including 62 AmeriHost Inn hotels) comprising 4,922 rooms at September 30, 1999. After considering the Company's ownership interest in the majority-owned Consolidated hotels, this translates to 4,505 and 4,653 equivalent owned rooms as of September 30, 2000 and 1999, respectively, or a decrease of 3.2%. Recently, the Company has experienced an increase in competition in certain markets, primarily from newly constructed hotels. As a result, there is increased downward pressure on occupancy levels and average daily rates. The Company believes that as the number of AmeriHost Inn hotels increases, the greater the benefits will be at all locations from marketplace recognition and repeat business. In addition, the Company typically builds new hotels in growing markets where it anticipates a certain level of additional hotel development.

Hotel development revenue decreased 31.7% and increased 31.6% to $3.6 million and $7.7 million during the three and nine months ended September 30, 2000, respectively, from $5.3 million and $5.8 million during the three and nine months ended September 30, 1999. The Company was constructing three hotels for minority-owned entities during the third quarter of 2000, one of which opened in September. The Company was not constructing any hotels for minority-owned entities or unrelated third parties during the third quarter of 1999, however, the Company sold two AmeriHost Inn hotels which had been open less than 12 months, whereby the sale price and cost basis were recognized as development segment revenues and expenses. The Company also had several additional projects in various stages of pre-construction development during both nine-month periods.

Hotel management revenue increased 11.8% and decreased 0.9% to $320,996 and $934,234 during the three and nine months ended September 30, 2000, respectively, from $287,128 and $942,202 during the three and nine months ended September 30, 1999. The number of hotels managed for third parties and minority-owned entities decreased from 18 hotels, representing 1,696 rooms, at September 30, 1999 to 16 hotels, representing 1,574 rooms, at September 30, 2000. The fluctuation in revenue is primarily due to a 7.2% reduction in rooms under contract offset by increases in same room revenues of those hotels.

Employee leasing revenue decreased 6.4% and 5.1% to $1.4 million and $4.5 million during the three and nine months ended September 30, 2000, respectively, from $1.5 million and $4.7 million during the three and nine months ended
September 30, 1999, due primarily to the reduction in hotels managed for minority-owned entities and unrelated third parties as described above offset by increases in payroll costs which is the basis for the employee leasing revenue.

Franchising revenue increased to $199,422 and $586,276 during the three and nine months ended September 30, 2000, respectively, from $92,066 and $171,066 during the three and nine months ended September 30, 1999. On September 30, 2000, the Company sold the AmeriHost Inn franchising rights to Cendant Corporation. As a result, the Company will no longer report revenue in the franchising segment.

Total operating costs and expenses decreased 8.1% and increased 3.9% to $17.0 million (71.3% of total revenues) and $46.5 million (75.6% of total revenues) during the three and nine months ended September 30, 2000, respectively, from $18.5 million (71.8% of total revenues) and $44.8 million (75.1% of total revenues) during the three and nine months ended September 30, 1999 primarily due to changes in operating costs and expenses from the development segment as described below. Operating costs and expenses in the hotel operations segment remained essentially flat as anticipated inflationary increases were offset by the reduction in the number of Consolidated hotels. Hotel operations segment operating costs and expenses as a percentage of segment revenue decreased to 64.0% during the three months ended September 30, 2000, from 64.7% during the three months ended September 30, 1999, due primarily to increased operational efficiencies. Hotel operations segment operating costs and expenses as a percentage of segment revenue decreased to 70.2% during the nine months ended September 30, 2000, from 70.7% during the nine months ended September 30, 1999. Operating costs and expenses as a percentage of revenues for the Consolidated AmeriHost Inn hotels changed only slightly during both the three- and nine-month periods ended September 30, 2000.

Operating costs and expenses for the hotel development segment decreased 20.1% to $3.6 million during the three months ended September 30, 2000, from $4.5 million during the three months ended September 30, 1999, consistent with the 31.7% decrease in hotel development revenues for the three months ended September 30, 2000. Operating costs and expenses for the hotel development segment increased 45.4% to $7.4 million during the nine months ended September 30, 2000, from $5.1 million during the nine months ended September 30, 1999, consistent with the 31.6% increase in hotel development revenues for the nine months ended September 30, 2000. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased to 99.5% during the three months ended September 30, 2000, from 85.0% during the three months ended September 30, 1999. The third quarter of 1999 consisted primarily of the sale of two AmeriHost Inn hotels which had been open less than 12 months resulting in the recognition of hotel development costs equal to the Company's basis in those assets. The third quarter of 2000 consisted of a greater amount of construction activity, which resulted in higher operating costs in relation to the revenue recognized. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased to 95.7% during the nine months ended September 30, 2000, from 86.6% during the nine months ended September 30, 1999, as a result of the increased hotel development and construction activity and the sale of the two AmeriHost Inn hotels in 1999 which were open less than 12 months.

Hotel management segment operating costs and expenses increased 1.2% and decreased 14.0% to $208,447 and $616,705 during the three and nine months ended September 30, 2000, respectively, from $206,080 and $717,255 during the three and nine months ended September 30, 1999. These fluctuations were primarily due to the decrease in the number of hotels operated and managed for unrelated third parties and minority-owned entities offset by increases in same room revenue. Employee leasing operating costs and expenses decreased 5.2% and 4.0% to $1.4 million and $4.5 million during the three and nine months ended September 30, 2000, respectively, from $1.5 million and $4.6 million during the three and nine months ended September 30, 1999, which is consistent with the 6.4% and 5.1% decreases in segment revenue for the three and nine months ended September 30, 2000.

Franchising segment operating costs and expenses decreased 72.0% and 1.5% to $82,859 and $480,854 during the three and nine months ended September 30, 2000, respectively, from $295,420 and $488,036 during the three and nine months ended September 30, 1999. On September 30, 2000, the Company sold the AmeriHost Inn brand names and franchising rights to Cendant Corporation. As a result, the Company will no longer report operating costs in the franchising segment.

Depreciation and amortization expense increased 5.6% and decreased 9.7% to $1.2 million and $3.3 million during the three and nine months ended September 30, 2000, respectively, from $1.1 million and $3.7 million during the three and nine months ended September 30, 1999. These fluctuations were primarily attributable to the sale of seven Consolidated hotels that closed in 1999 and the first nine months of 2000, partially offset by the addition of two Consolidated hotels to the hotel operations segment opened during the third quarter of 2000, and the resulting depreciation and amortization therefrom.

Leasehold rents - hotels decreased 10.7% and 8.9% to $1.6 million and $5.1 million during the three and nine months ended September 30, 2000, respectively, compared to $1.8 million and $5.6 million during the three and nine months ended September 30, 1999. The decrease was primarily attributable to the termination of two leased hotels as a result of the lessor selling these hotels during the past fifteen months.

Corporate general and administrative expense increased 19.8% and 9.0% to $484,428 and $1.3 million during the three and nine months ended September 30, 2000, respectively, from $404,259 and $1.2 million during the three and nine months ended September 30, 1999, and can be attributed primarily to the overall growth of the Company and the allocation of certain general and administrative expenses.

The Company's operating income decreased 9.6% and increased 21.3% to $3.5 million and $5.4 million during the three and nine months ended September 30, 2000, respectively, from $3.9 million and $4.4 million during the three and nine months ended September 30, 1999. The following discussion of operating income by segment is exclusive of any corporate general and administrative expense. Operating income from Consolidated AmeriHost Inn hotels increased 1.5% and 16.8% to $3.2 million and $5.5 million during the three and nine months ended September 30, 2000, respectively, from $3.2 million and $4.7 million during the three and nine months ended September 30, 1999. These increases in operating income were due to the increase in same room revenues as a significant number of recently opened Consolidated AmeriHost Inn hotels were still operating in 1999 during their pre-stabilization period when revenues are typically lower, offset by the sale of Consolidated AmeriHost Inn hotels during the past 12 months. Operating income from the hotel development segment decreased to $14,210 during the three months ended September 30, 2000, from $785,092 during the three months ended September 30, 1999, and decreased to $317,080 during the first nine months of 2000 from $760,491 during the first nine months of 1999. The fluctuations in hotel development operating income were due to the sale of two AmeriHost Inn hotels open less than 12 months during the third quarter 1999, the timing of hotels developed and constructed for third parties and minority-owned entities during the third quarter and first nine months of 2000, compared with the third quarter and first nine months of 1999, and the overall increase in the number of hotels developed and constructed for third parties and minority-owned entities during 2000. The hotel management segment had operating income of $100,709 and $282,009 during the three and nine months ended September 30, 2000, from operating income of $67,025 and $188,844 during the three and nine months ended September 30, 1999. This increase was due primarily to a reduction in general and administrative costs for the management segment partially offset by fewer hotels managed during the past twelve months for unrelated third parties and minority-owned properties. Employee leasing operating income decreased to $10,174 and $53,880 during the three and nine months ended September 30, 2000, respectively, from $30,009 and $111,087 during the three and nine months ended September 30, 1999, due primarily to the decrease in employee leasing agreements with minority-owned entities and unrelated third parties.

Interest expense decreased 13.5% and 9.3% to $1.4 million and $4.4 million during the three and nine months ended September 30, 2000, respectively, from $1.6 million and $4.8 million during the three and nine months ended September 30, 1999. This decrease was primarily attributable to the aforementioned sales of hotels whereby the Company does not incur any interest expense on the sold hotels after the sale dates, partially offset by the mortgage financing of newly constructed Consolidated hotels.

The Company's share of equity in income (loss) of affiliates was ($54,410) during the three months ended September 30, 2000, compared to ($45,735) during the three months ended September 30, 1999. The Company's share of equity in income (loss) of affiliates was ($42,799) during the nine months ended September 30, 2000, compared to ($6,019) during the nine months ended September 30, 1999. The fluctuation in equity of affiliates during the first nine months of 2000 was primarily attributable to the sale of one minority-owned property in the second quarter of 1999 at a significant gain. Distributions from affiliates were $315,219 during the nine months ended September 30, 2000, compared to $246,754 during the nine months ended September 30, 1999.

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

During the first nine months of 2000, the Company used cash from operations of $569,236, compared to cash used in operations of $539,281 during the first nine months of 1999, or an increase in cash used in operations of $29,955. The decrease in cash flow from operations during the first nine months of 2000, when compared to 1999, can be attributed to the increased amount of newly constructed assets held for sale partially offset by improved cash flow resulting from the increasing stability of Consolidated hotels as a greater number began to emerge
from  the   pre-
stabilization period. The first nine months of 1999 had significantly less revenue from the development and construction of hotels for minority-owned entities.

The Company invests cash in three principal areas: (i) the purchase of property and equipment through the construction and renovation of Consolidated hotels;
(ii) the purchase of equity interests in hotels; and (iii) the making of loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. During the first nine months of 2000, the Company received $8.7 million from investing activities compared to receiving $13.7 million during the first nine months of 1999. During the first nine months of 2000, the Company received $12.5 million from the sale of four hotels and the AmeriHost brand names and franchising rights as previously described, used $4.3 million to purchase property and equipment for Consolidated AmeriHost Inn hotels, and received $437,666 from distributions and collections from affiliates, net of investments in and advances to affiliates. During the first nine months of 1999, the Company received $15.4 million from the sale of hotels, used $940,969 to purchase property and equipment for Consolidated AmeriHost Inn hotels, used $693,777 for investments in and advances to affiliates, net of distributions and collections, and used $260,648 for the acquisition of hotel partnership interests, net of cash acquired. In addition, the Company has entered into agreements to acquire the remaining ownership interests from its partners in three existing joint ventures for a total of $2.4 million. These acquisitions are to be completed on or before December 31, 2001.

Cash used in financing activities was $9.1 million during the first nine months of 2000 compared to cash used by financing activities of $11.2 million during the first nine months of 1999. In 2000, the primary factors were principal repayments of $6.0 million, including the repayment of mortgages in connection with the sale of hotels, offset by $4.5 million in proceeds from the mortgage financing of Consolidated hotels, and net repayments of $7.6 on the Company's operating line-of-credit. In 1999, the contributing factors were principal repayments of $17.0 million on the mortgage financing of Consolidated hotels, net of proceeds from the issuance of long-term debt, $7.2 million in net proceeds from the Company's operating line-of-credit and common stock repurchases of $1.2 million.

At September 30, 2000, the Company had repaid its operating line-of-credit. The operating line-of-credit (i) has a limit of $8.5 million; (ii) is collateralized by a security interest in certain of the Company's assets, including its interest in various joint ventures; (iii) bears interest at an annual rate equal to the lending bank's base rate plus 1/2% (with a minimum interest rate of 7.5%); and (iv) matures February 15, 2001.

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

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligations. The Company has some cash flow exposure on its long-term debt obligations to changes in market interest rates. The Company primarily enters into long-term debt obligations in connection with the development and financing of hotels. The Company maintains a mix of fixed and floating debt to mitigate its exposure to interest rate fluctuations. During the third quarter of 2000, the Company paid down its operating line of credit to zero, thereby reducing its variable interest rate risk.

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

                           PART II: Other Information


Item 4.      Submission of Matters to a Vote of Securities Holders:
-------

There were no matters submitted to a vote of securities holders during the three months ended September 30, 2000.

Item 6.      Exhibits and Reports on Form 8-K:
-------

             (a)       Exhibits:

                       Exhibit No.
                       -----------
                          10.10    Asset Purchase Agreement*
                          10.11    Royalty Sharing Agreement*
                          10.12    Development Agreement*
                          27.0     Financial Data Schedule

*CONFIDENTIAL TREATMENT REQUESTED FOR PORTIONS OF THIS DOCUMENT. PORTIONS FOR WHICH CONFIDENTIAL TREATMENT IS REQUESTED ARE DENOTED BY [ECONOMIC TERMS OMITTED]. MATERIAL OMITTED HAS BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.


             (b)       Reports on Form 8-K:

                       The Company reported a change in accounting firms on a Form 8-K dated October 10, 2000. There were no other reports on Form 8-K filed during this period covered by this report.




Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    AMERIHOST PROPERTIES, INC.
                                                    --------------------------
                                               D/B/A ARLINGTON HOSPITALITY, INC.
                                               ---------------------------------
                                                             Registrant


         Date:  November 2, 2000
                                          By:   /s/ James B. Dale
                                                --------------------------------
                                                James B. Dale
                                                Treasurer/Senior Vice President,
                                                   Finance



                                          By:   /s/ Michael E. Kirk
                                                --------------------------------
                                                Michael E. Kirk
                                                Corporate Controller