Form 10-K405
period 2000-12-31
AMERIHOST PROPERTIES INC
filed 2001-03-19
CIK 778423

================================================================================


--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2000
                                       OR
        [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

           Securities registered pursuant to Section 12(b) of the Act:
                                                 Name of each exchange
          Title of Each Class                     on which registered
          -------------------              -------------------------------------
                 NONE                                    NONE

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.005 per share
                    ----------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

While it is difficult to determine the number of shares owned by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission), the registrant estimates that the aggregate market value of the registrant's Common Stock held by non-affiliates on March 14, 2001 (based upon an estimate that 89.5% of the shares are so owned by non-affiliates and upon the closing price for the Common Stock of $3.063) was $13,645,408.

================================================================================
As of March 14, 2001, 4,979,244 shares of the Registrant's Common Stock were outstanding.

The following documents are incorporated into this Form 10-K by reference:  None

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

Amerihost Properties, Inc. and its subsidiaries (collectively, where appropriate, "Amerihost," or the "Company") is engaged in the development and construction of AmeriHost Inn hotels, and the ownership, operation and management of both AmeriHost Inn hotels and other hotels. The AmeriHost Inn brand was created by the Company to provide for the consistent, cost-effective development and operation of mid-price hotels in various markets. After developing and operating the AmeriHost brand name for approximately 10 years, the Company decided to begin franchising this brand in 1999. After limited success in the franchising segment, in September 2000 the Company sold the AmeriHost Inn and AmeriHost Inn & Suites brand names and franchising rights to Cendant Corporation ("Cendant"). Cendant is the world's largest franchising company with hotel brand names such as Days Inn, Super 8 and Wingate. All AmeriHost Inn hotels designed and developed by the Company were constructed using a standard 60 to 120 room, interior corridor and indoor pool prototype design and are located in tertiary and secondary markets. The Company had also developed a 3-story AmeriHost Inn & Suites prototype designed for larger markets.

Effective September 30, 2000, the Company completed the sale of the AmeriHost Inn and AmeriHost Inn & Suites brand names and franchising rights to Cendant Corporation. The Company simultaneously entered into franchise agreements with Cendant for its AmeriHost Inn hotels. The Company received an initial payment of approximately $5.5 million upon closing and recorded a gain from this payment, net of closing costs of approximately $5.2 million. The agreement with Cendant provides for additional incentives to the Company as the AmeriHost Inn and AmeriHost Inn & Suites brand names are expanded, including a fee when a hotel owned by the Company is sold to an operator who enters into a franchise agreement with Cendant, and royalty sharing for all AmeriHost Inn hotels. In conjunction with this transaction, the Company has begun doing business as Arlington Hospitality, Inc. and intends to legally change the name of the Company to this name, subject to shareholder approval at its next regularly scheduled shareholder meeting.

Since 1993, the Company's growth strategy has focused on the expansion of the AmeriHost Inn hotel brand through new development and construction. Historically, the AmeriHost Inn hotels achieved a revenue per available room ("RevPAR") higher than that realized by the Company's other owned hotels, including those operated under national franchise affiliations. These favorable operating results experienced by the AmeriHost Inn hotels led to the Company's decision to focus on expanding this brand rather than acquiring or developing hotels under other brand affiliations. The Company intends to continue expanding the development of AmeriHost Inn hotels, and is rewarded for this development under the Cendant agreement.

As of December 31, 2000, the Company owned, operated, or managed 83 hotels located in 17 states. Of these hotels, 72 hotels are operated or managed under the AmeriHost Inn brand. Of the 83 hotels, the Company owns a 100% or majority ownership or leasehold interest in 66 hotels and a minority equity interest, ranging from 1% to 37.2%, in 15 hotels. Of the 81 hotels in which the Company has an ownership interest, 72 are AmeriHost Inn hotels and 9 are other brands, which in most cases were acquired, renovated and repositioned in their respective marketplaces between 1987 and 1993. Unaffiliated third parties also operated 10 AmeriHost Inn hotels under franchise agreements with Cendant as of December 31, 2000, which were previously owned and operated by the Company. The other brand hotels are franchised through Days Inn, Howard Johnson Express, Holiday Inn and Ramada Inn. The Company also managed two non-AmeriHost Inn hotels at December 31, 2000 for unaffiliated third parties. As of December 31, 2000, two additional AmeriHost Inn hotels were under construction which are 100% owned by the Company.

The table below sets forth information regarding the hotels at December 31, 2000.


                                                             Open              Under
                                                             Hotels         Construction            Total
                                                     ----------------     -----------------    ---------------
                                                      Hotels    Rooms     Hotels     Rooms     Hotels    Rooms
                                                     -------   ------     ------     ------    ------   ------
         100% or majority owned or leased:
             AmeriHost Inn hotels                         60    3,810          2       120         62    3,930
             Other brands                                  6      820         -         -           6      820
                                                     -------   ------     ------   -------     ------   ------
                                                          66    4,630          2       120         68    4,750
                                                     -------   ------     ------   -------     ------   ------
         Minority ownership interest:
             AmeriHost Inn hotels                         12      780                   -          12      780
             Other brands                                  3      349         -         -           3      349
                                                     -------   ------     ------   -------     ------   ------
                                                          15    1,129         -         -          15    1,129
                                                     -------   ------     ------   -------     ------   ------


         Managed only hotels:
             AmeriHost Inn hotels                         -        -          -         -          -        -
             Other brands                                  2      249         -         -           2      249
                                                     -------   ------     ------   -------     ------   ------
                                                           2      249         -         -           2      249
                                                     -------   ------     ------   -------     ------   ------

         Totals:
             AmeriHost Inn hotels                         72    4,590          2       120         74    4,710
             Other brands                                 11    1,418         -         -          11    1,418
                                                     -------   ------     ------   -------     ------   ------
                                                          83    6,008          2       120         85    6,128
                                                     =======   ======     ======   =======     ======   ======

         For informational purposes:
             Franchised AmeriHost Inn hotels              10      611         -         -          10      611
                                                     =======   ======     ======   =======     ======   ======

For new construction projects, the Company offers "turn-key" development services, having the in-house expertise to manage a project from inception through completion, including market research, site selection, architectural services, the securing of financing and construction management. The construction contracts entered into between the Company and the entities owning the hotels have generally been one of two types, providing either for the Company to receive costs plus developer's and construction overhead fees or a fixed fee. The Company has used its development and construction expertise for its own account, for joint ventures in which the Company has an ownership interest, and for unaffiliated parties, and intends to use its expertise for Cendant franchisees.

The Company believes that the AmeriHost Inn provides a strong brand affiliation with an excellent reputation for consistency. The AmeriHost Inn franchise agreements are long-term agreements and provide for a royalty fee, and a system assessment fee based on the hotel's revenue. In addition, since the Company has extensive experience in all facets of AmeriHost Inn hotel development and operation, it can offer this expertise to other Cendant franchisees.

The Company offers complete operational and financial management services, including sales, marketing, quality control, training, purchasing and accounting. This expertise is used for the Company's own account, as well as for joint ventures and unaffiliated entities pursuant to written management contracts. However, under certain management contracts, the Company's joint venture partners or co-managers are responsible for the day-to-day operational management, while the Company provides full financial management and operational consulting and assistance. The Company is currently managing or co-managing all of the hotels in which it has a minority ownership interest, and is also managing two hotels for unaffiliated third parties. These hotels are managed under contracts ranging from 1 to 10 years, with optional renewal periods of equal length, and contain provisions under which the Company is paid fees equal to a percentage of total gross revenues for its services. The Company has developed centralized systems and procedures which it believes allow it to manage the hotels effectively and efficiently. The Company intends to pursue management contracts with additional third parties, including Cendant franchisees, while continuing to manage hotels for current as well as future joint ventures.

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

AMERIHOST INN HOTELS

As a result of the Cendant transaction, all of the Company's AmeriHost Inn hotels are operated pursuant to 20-year franchise agreements. Pursuant to these agreements, the Company has access to the reservation system, marketing plans and trademarks. The franchise agreements require the Company to maintain both the quality and condition of the hotel, as well as specific operating procedures.

The Company's AmeriHost Inn hotels have been designed and constructed using a two- or three-story prototype, featuring 60 to 120 rooms, interior corridors and an indoor pool area. The AmeriHost Inn hotel's amenities and services include an indoor pool, whirlpool, exercise room, meeting room and extensive exterior lighting for added security. The standard AmeriHost Inn guest room features an electronic card-key lock, in-room safe, in-room coffee maker, telephone with data port for personal computer, a work area and a 25" color television with premium cable service or movies on demand. In addition, each Amerihost Inn hotel typically includes two to 12 whirlpool suites which, in addition to the standard amenities, include in-room whirlpools, microwave ovens, compact refrigerators and an expanded sitting area. AmeriHost Inn hotels do not contain food and beverage facilities normally associated with full-service hotels. Food service for hotel guests is generally available from adjacent or nearby free-standing restaurants which are independently owned and operated.

The Company's AmeriHost Inn hotels are operated or managed in accordance with strict guidelines designed to provide guests with a consistent lodging experience. The Company believes the quality and consistency of the amenities and services provided by the AmeriHost Inn hotels increase guest satisfaction and repeat business. The quality of the AmeriHost Inn product and the consistency of the amenities and services have assisted the chain in becoming one of only a few hotel chains in the U.S. to have achieved an American Automobile Association ("AAA") Three Diamond rating at all of its hotels. In addition, the AmeriHost Inn brand maintains its Commitment Plus 100% guest satisfaction guarantee program. This program guarantees that every guest will leave satisfied. All AmeriHost Inn employees have the unconditional authority to correct any oversight to the guest's satisfaction, or we will refund the guest's money, up to 100%. This 100% satisfaction guarantee will help the brand maintain its quality and consistency.

The Company targets smaller communities in tertiary and secondary markets with established demand generators such as major traffic arteries, office complexes, industrial parks, shopping malls, colleges and universities or tourist attractions, as the principal location for the development and construction of AmeriHost Inn hotels. An AmeriHost Inn hotel is typically positioned to attract both business and leisure travelers seeking consistent amenities and quality rooms at reasonable rates, generally ranging from $50 to $80 per night.

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

As part of the Company's strategy to develop additional AmeriHost Inn hotels, while selling AmeriHost Inn hotels to Cendant franchisees, the Company intends to pursue the sale of hotels in 2001 and beyond. During 2000, the Company sold four AmeriHost Inn hotels to franchisees, while three joint ventures in which the Company was a partner sold their AmeriHost Inn hotels to franchisees. During 1999, the Company sold three AmeriHost Inn hotels to franchisees. These proceeds were, and any proceeds from future sales, if and when completed, are expected to be used by the Company to develop additional AmeriHost Inn hotels.

OTHER OWNED HOTELS

The Company's non-AmeriHost Inn hotels were primarily acquired by the Company through joint ventures prior to 1993, in most instances at prices below estimated replacement costs. The other hotels have been owned, operated and managed by the Company independently, or as part of a national franchise system such as Days Inn, Howard Johnson Express, Holiday Inn, and Ramada Inn. The Company believes that franchises in these locations are important in maintaining occupancy levels, which are supported by the franchisor's national reservation systems and marketing efforts and brand name recognition.

The Company's non-AmeriHost Inn hotels typically are also located in secondary and tertiary markets, with nearby demand generators such as airports, major traffic arteries, office complexes, industrial parks, shopping malls, colleges and universities or tourist attractions. The non-AmeriHost Inn hotels contain 64 to 215 rooms, generate average daily rates ranging from $40 to $65 per night and offer a variety of amenities and services. Approximately one-half of these hotels contain food and beverage facilities.

As part of the Company's strategy to focus its ownership primarily on AmeriHost Inn hotels, the Company intends to pursue selective sales of certain of these other hotels, if and when attractive terms are available. During 1999, the Company sold one 100% owned other brand hotel. In addition, two joint ventures in which the Company was a partner sold their other brand hotels. During 2000, the Company sold one 100% owned other brand hotel. These proceeds were, and any proceeds from future sales, if and when completed, are expected to be used by the Company to develop additional AmeriHost Inn hotels.

HOTEL PROPERTIES

At December 31, 2000, the Company owned and/or managed 83 hotels in 17 states, concentrated in the midwestern and southern United States. The Company had two additional hotels under construction located generally in the same geographical areas.

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

The following is a list of hotel properties under the Company's management at December 31, 2000 by state:


                                                                                              Date
State             Hotel (1)                                             Rooms           Operations Began
-----             ---------                                            -------          ----------------

California         AmeriHost Inn Anderson                                  61               01/20/97
                   AmeriHost Inn Corning                                   60               05/29/98
                   AmeriHost Inn Yreka                                     61               08/04/97
                                                                       ------
                                                                          182
                                                                       ------

Florida            Howard Johnson Express Ft. Myers                       123                09/30/92
                                                                       ------



                                                                                               Date
State              Hotel (1)                                            Rooms             Operations Began
-----              -----                                               -------            ----------------

Georgia            AmeriHost Inn Eagles Landing, Stockbridge               60                08/08/95
                   AmeriHost Inn LaGrange                                  59                03/01/95
                   AmeriHost Inn Smyrna                                    60                12/21/95
                   Days Inn Northwest, Atlanta (3)                        107                11/01/91
                   Days Inn Peachtree, Atlanta (3)                        142                11/01/91
                                                                       ------
                                                                          428
                                                                       ------

Illinois           AmeriHost Inn & Suites Freeport                         64                07/28/00
                   AmeriHost Inn Jacksonville                              60                06/14/96
                   AmeriHost Inn Macomb                                    60                05/19/95
                   AmeriHost Inn Players Riverboat Hotel, Metropolis      120                02/25/94
                   AmeriHost Inn Rochelle                                  61                03/07/97
                   AmeriHost Inn Sycamore                                  60                05/31/96
                   AmeriHost Inn Tuscola                                   59                08/17/94
                   Days Inn Niles                                         149                01/01/90
                                                                       ------
                                                                          633
                                                                       ------

Indiana            AmeriHost Inn Columbia City                             60                03/05/99
                   AmeriHost Inn Decatur                                   60                08/30/98
                   AmeriHost Inn Hammond                                   86                03/29/96
                   AmeriHost Inn Huntington                                62                08/21/98
                   AmeriHost Inn Plainfield                                60                09/01/92
                   Days Inn Plainfield                                     64                05/01/90
                   Ramada Inn Lafayette                                   144                02/02/94
                                                                       ------
                                                                          536
                                                                       ------

Iowa               AmeriHost Inn Boone                                     60                08/21/98
                   AmeriHost Inn Le Mars                                   63                01/07/98
                   AmeriHost Inn Mt. Pleasant                              63                07/02/97
                   AmeriHost Inn Storm Lake                                61                08/13/97
                   AmeriHost Inn Waverly                                   60                08/28/96
                                                                       ------
                                                                          307
                                                                       ------

Kentucky           AmeriHost Inn Murray                                    60                11/01/96
                                                                       ------

Michigan           AmeriHost Inn Battle Creek                              62                03/19/99
                   AmeriHost Inn Coopersville                              59                12/31/95
                   AmeriHost Inn Grand Rapids North, Walker                60                07/05/95
                   AmeriHost Inn Grand Rapids South                        61                06/11/97
                   AmeriHost Inn Hudsonville                               61                11/24/97
                   AmeriHost Inn Ionia                                     60                04/22/98
                   AmeriHost Inn Monroe                                    63                09/19/97
                   AmeriHost Inn Port Huron                                61                07/01/97
                                                                       ------
                                                                          487
                                                                       ------



                                                                                               Date
State              Hotel (1)                                            Rooms             Operations Began
-----              -----                                               -------            ----------------

Mississippi        AmeriHost Inn Batesville                                60                04/26/96
                   AmeriHost Inn Tupelo                                    61                07/25/97
                   AmeriHost Inn Vicksburg Landing                         89                05/13/95
                                                                       ------
                                                                          210
                                                                       ------

Missouri           AmeriHost Inn Fulton                                    62                01/21/99
                   AmeriHost Inn Mexico                                    61                12/06/97
                   AmeriHost Inn Warrenton                                 63                11/07/97
                                                                       ------
                                                                          186
                                                                       ------

Ohio               AmeriHost Inn Ashland                                   62                08/09/96
                   AmeriHost Inn Athens (2)                               102                11/04/89
                   AmeriHost Inn Cambridge (2)                             72                02/06/98
                   AmeriHost Inn Columbus Southeast (2)                    60                04/17/98
                   AmeriHost Inn Delaware                                  73                05/16/97
                   AmeriHost Inn & Suites East Liverpool (2)               66                10/20/00
                   AmeriHost Inn Jeffersonville North (2)                  60                07/20/96
                   AmeriHost Inn Jeffersonville South (2)                  60                10/14/94
                   AmeriHost Inn Kenton (2)                                60                08/02/96
                   AmeriHost Inn Lancaster (2)                             60                09/04/92
                   AmeriHost Inn Logan (2)                                 60                04/16/93
                   AmeriHost Inn Mansfield                                 60                11/19/94
                   AmeriHost Inn Marysville                                79                06/01/90
                   AmeriHost Inn Newark (2)                                72                01/29/99
                   AmeriHost Inn Oxford (2)                                62                12/04/00
                   AmeriHost Inn St. Mary's (2)                            61                11/25/97
                   AmeriHost Inn Upper Sandusky                            60                04/12/95
                   AmeriHost Inn Wilmington (2)                            61                02/21/97
                   AmeriHost Inn Wooster East                              58                01/18/94
                   AmeriHost Inn Wooster North                             60                10/20/95
                   AmeriHost Inn Zanesville (2)                            60                07/30/96
                   Days Inn New Philadelphia (2)                          104                06/04/92
                   Ramada Inn Dayton Mall                                 215                01/20/92
                   Ramada Inn Middletown                                  120                07/03/92
                                                                       ------
                                                                        1,807
                                                                       ------

Oklahoma           AmeriHost Inn Enid                                      60                06/11/98
                                                                       ------

Pennsylvania       AmeriHost Inn Shippensburg                              60                08/09/96
                   Holiday Inn Altoona                                    144                08/31/92
                   Holiday Inn Oil City                                   106                12/02/92
                                                                       ------
                                                                          310
                                                                       ------

Tennessee          AmeriHost Inn Jackson                                   60                04/01/98
                                                                       ------

Texas              AmeriHost Inn Allen                                     60                07/25/96
                   AmeriHost Inn McKinney                                  61                01/07/97
                   AmeriHost Inn San Marcos                                61                05/23/97
                                                                       ------
                                                                          182
                                                                       ------



                                                                                               Date
State              Hotel (1)                                            Rooms             Operations Began
-----              -----                                               -------            ----------------

West Virginia      AmeriHost Inn New Martinsville (2)                      60                05/03/96
                   AmeriHost Inn Parkersburg North (2)                     79                06/26/95
                   AmeriHost Inn Parkersburg South (2)                     61                12/30/96
                                                                       ------
                                                                          200
                                                                       ------

Wisconsin          AmeriHost Inn Kimberly                                  63                06/30/97
                   AmeriHost Inn & Suites Marshfield                       60                09/06/00
                   AmeriHost Inn Mosinee                                   53                04/30/93
                   AmeriHost Inn Whitewater                                61                09/08/97
                                                                       ------
                                                                          237
                                                                       ------

                                                     TOTAL ROOMS        6,008
                                                     TOTAL PROPERTIES      83

     (1) Unless otherwise noted, the Company owns a direct or indirect equity or leasehold interest in the hotel.
     (2) Indicates properties which are co-managed with an unaffiliated third party.
     (3) Indicates properties in which the Company does not have a direct or indirect equity or leasehold interest.


The table below shows the average occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") experienced by the Company in 2000 in various locations. These statistics include all hotels open as of December 31, 2000.



                                                               Average           Average           Revenue Per
                                                              Occupancy        Daily Rate        Available Room
                                                              ---------        ----------        --------------
Ohio (24 hotels)                                                57.3%             $56.98               $32.69
Illinois, Iowa and Wisconsin (17 hotels)                        57.9%             $55.71               $32.27
Michigan and Pennsylvania (11 hotels)                           56.7%             $57.09               $32.39
Georgia, Mississippi and West Virginia (11 hotels)              59.3%             $55.63               $33.00
Indiana and Kentucky (8 hotels)                                 53.4%             $55.54               $29.70
Texas and California (6 hotels)                                 68.6%             $54.83               $37.64
Other hotels (6 hotels located in Tennessee, Florida,
         Missouri and Oklahoma)                                 50.9%             $56.60               $28.85

All hotels                                                      57.5%             $56.23               $32.33



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

Since the early 1990's, the United States lodging industry has shown significant improvement. The primary element contributing to the industry's improved performance has been increased economic activity, which has resulted in growth in the demand for hotel rooms. This growth in hotel room demand has resulted in positive trends industry-wide for room revenues. Even as occupancy rates have flattened over the past few years, the average daily rates have increased at a strong pace, resulting in continued growth for the industry. The year 2000 showed even more promise as demand for room nights increased by more than the supply growth for the first time in five years. Although industry analysts expect industry-wide occupancy over the next few years to remain relatively stable, they still expect industry-wide revenues to expand given the anticipated demand growth and strong average daily rate increases. According to Smith Travel Research, the overall United States hotel room occupancy increased 0.3% in 2000, while average daily rates increased 4.6%. For 2001, Smith Travel Research expects industry-wide revenues to increase by 4.8%.

GROWTH STRATEGY

The Company's growth strategy is to increase cash flow (defined as net income plus depreciation) and net income per share by: (i) developing, operating and owning or leasing additional AmeriHost Inn hotels; (ii) selling AmeriHost Inn hotels to Cendant franchisees; (iii) developing and managing hotels for affiliated and unaffiliated parties; (iv) maintaining or enhancing occupancy and average daily rate results at all of its hotels; and (v) controlling operating and corporate overhead expenses. Cash flow (defined as net income plus depreciation) is used by the Company as a supplemental performance measure along with net income to report its operating results. Cash flow is defined as net income, adjusted to eliminate the impact of depreciation and amortization.

The Company's primary growth strategy is to focus on the expansion of the AmeriHost Inn brand. During 2000, the Company opened two wholly-owned AmeriHost Inn hotels and three joint venture hotels, and had another two 100% owned AmeriHost Inn hotels under construction at December 31, 2000. The Company may seek to increase its ownership interest in additional existing AmeriHost Inn hotels in which the Company has less than a 100% ownership interest, if available on favorable economic terms.

Due to the expansion of the AmeriHost Inn brand over the past several years, and the recognition the brand has received for the consistency of guest services and amenities, the Company decided to begin selling franchises in 1999. After limited success, the Company decided to sell the AmeriHost Inn name and franchise rights to Cendant in September 2000. Although the Company had success in selling its existing hotels to franchisees, it decided to form the relationship with Cendant to help develop new franchisees on a much larger scale, requiring resources which the Company did not have. As structured, the Cendant transaction not only will help in expanding the brand for Cendant's benefit, but it also is expected to significantly benefit the Company over the long term. There are four basic deal points of the Cendant transaction:

(1) The Company continues to own all its existing hotels and operate them under favorable franchise agreements with Cendant using the AmeriHost Inn name.

(2) Cendant paid the Company an initial one-time fee of approximately $5.5 million, which was recorded in the third quarter of 2000. Additional payments of $400,000 each are due on September 30 for the next three years, as long as the Company maintains certain hotel lease agreements.

(3) For the next 15 years, Cendant will pay the Company a fee every time the Company sells one of its existing AmeriHost Inn hotels to a buyer who executes an AmeriHost Inn franchise agreement with Cendant. In addition, this fee will also be paid to the Company for new hotels that the Company develops which are then sold to a franchisee of Cendant. This fee applies to the next 370 hotels sold by the Company during the 15-year term of the agreement.

(4) For the next 25 years, Cendant will pay the Company a portion of all royalty fees they receive from all of their AmeriHost Inn franchisees. While not expected to significantly impact the earnings of the Company in the near term, this royalty sharing may be a major source of cash flow and profits for the Company in the long term, if the Company and Cendant are successful in growing the AmeriHost Inn brand.

Due to the significant benefits under the Cendant agreement, the Company's growth strategy is also focused on selling AmeriHost Inn hotels to operators who become Cendant franchisees. When a hotel is sold, the Company expects to realize not only a gain on the sale, but also a development incentive fee and royalty sharing payments pursuant to the Cendant agreement. Consequently, the building and selling of a significant number of AmeriHost Inn hotels is expected to be reflected in the Company's financial statements, in the normal course of business, and consistent with the Company's growth strategy.

Additional potential benefits to the Company as a result of the transaction with Cendant include referrals from a preferred manager and developer agreement, whereby Cendant will refer the franchisees to the Company when expertise in hotel development and management is needed. In addition, with a Fortune 500 company behind the AmeriHost Inn brand, operational advantages in name recognition, purchasing leverage, and marketing opportunities may be substantial.

The Company intends to continue using its hotel development and management expertise to build and operate hotels for itself, as well as for future joint ventures in which the Company holds a minority ownership interest and in some instances, for Cendant franchisees. In addition, the Company is also pursuing development contracts and management contracts with unaffiliated entities.

During 2000, the Company began construction on three AmeriHost Inn hotels, and completed construction of five hotels, all of which were AmeriHost Inn hotels. The Company intends to continue developing and constructing AmeriHost Inn hotels in communities located in tertiary and secondary markets which already have established demand generators, such as major traffic arteries, office complexes, industrial parks, shopping malls, colleges and universities or tourist attractions. Typically, the Company seeks communities where an active economic development program is in place, which suggests long-term growth potential for additional lodging demand. In most cases, the local community is interested in a new hotel because existing facilities are dated or inconvenient. The Company provides comfortable, professionally managed accommodations which are typically not available in that community.

The Company has an in-house development staff dedicated to identifying and evaluating new development opportunities. Once a market has been identified and a site has been selected, the Company initiates its due diligence process prior to the construction of one of its hotels. Such due diligence typically consists of environmental surveys, feasibility and engineering studies and the securing of zoning and building permits. The Company also maintains an in-house construction and design department, which enables it to manage all phases of construction. The Company's in-house architects and design personnel prepare the blueprints for each AmeriHost Inn hotel through the use of computer assisted drafting equipment, thereby reducing architectural fees. The Company either hires a general contractor to construct the hotel for a fixed price, or acts as the general contractor and enters into all sub-contracts directly. Since the Company builds hotels pursuant to fixed contracts, in order to minimize its risk associated with any cost overruns, the Company will also enter into fixed contracts with the general contractor, if any, as well as any subcontractors, prior to the commencement of construction. The Company's project superintendents or managers oversee each phase of construction in order to assure the quality and timing of the construction. With few exceptions, such as the interior color scheme, each AmeriHost Inn hotel is the same in every detail, including the overall layout, the room sizes and the indoor pool area. The replication of its prototype design allows for accurate budgeting of its construction and overhead costs.

Historically, the Company has financed its hotel development and construction through a combination of equity and debt or lease financing, with the equity financing typically provided by the Company and/or its joint venture partners, debt financing typically provided by local or regional banks, and leasing arrangements with a REIT (PMC Commercial Trust). In 2001, the Company has also secured a $20 million new construction facility with a lender who also holds the mortgage on two existing hotels owned by the Company. All of the AmeriHost Inn hotels under construction at December 31, 2000 are being financed through a combination of debt and equity.

The Company intends to increase its cash flow (defined as net income plus depreciation), and net income per share through the continued development and sale of the AmeriHost Inn brand hotels and the continued implementation of its operating and marketing strategies. The Company believes that it can develop, operate and sell additional AmeriHost Inn hotels having occupancies and average daily rates similar to those the Company has achieved at its existing AmeriHost Inn hotels. Moreover, the Company believes that the development of additional AmeriHost Inn hotels, through the Company as well as through Cendant, and expanded geographic diversity will continue to enhance the awareness of the AmeriHost Inn brand and thus improve revenues at existing, as well as future, AmeriHost Inn hotels. The Company believes that leveraging its expertise in hotel development and management by providing these services to unaffiliated parties and Cendant franchisees will also assist the Company in reaching its financial objectives.

OPERATING STRATEGY

The Company's operating strategy is to provide its customers with a consistent lodging experience by offering a package of amenities and services which meet or exceed the customer's expectations during each stay. The Company has developed uniform standards and procedures for each aspect of the development, construction, operation and marketing of its AmeriHost Inn hotels, from site selection to operational management. Cendant has also adopted the standards and procedures developed by the Company to be adhered to by all franchisees.

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

The Company has designed a financial management system whereby all accounting and operating information is processed in the Company's centralized accounting office at its headquarters. The system includes cash management, accounts payable and the generation of daily financial and operating information and monthly financial statements which allow senior management and the regional, area and general managers to closely monitor performance and to quickly react to changes in operational conditions. The Company provides each hotel with standardized forms and procedures to ensure uniform and efficient financial reporting. The Company's financial management system relieves certain management and reporting burdens from the individual hotel managers, enabling them to focus on the operation and marketing of the hotel. The centralized financial management system also enhances the quality and timing of internal financial reports. All payroll functions are also centralized at the Company's headquarters through its employee leasing subsidiary, allowing the Company to have greater control over payroll costs. In addition, since all of the approximately 1,600 hotel personnel are employed by the same company, the costs of certain payroll related expenses are lower than if each hotel maintained its own employees, and the Company is able to offer a more attractive health insurance program to its employees.

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

In order to enhance this local marketing strategy, the Company became part of the Global Distribution System ("GDS") in 1999. The GDS system is the airline reservation system through which most travel agents make hotel bookings. GDS offers tremendous exposure of the AmeriHost Inn brand to travel agents globally. In addition, our guests are now able to book hotel reservations easily through their preferred travel agent.

With respect to AmeriHost Inn hotels, the Company's primary marketing strategy is to consistently develop and operate AmeriHost Inn hotels using its prototype designs under the AmeriHost Inn diamond-shaped logo. The

Company believes that a consistent product offering, including the same design features, amenities and quality guest services, will promote guest loyalty, referrals and repeat business. The amenities and services featured in the AmeriHost Inn prototype designs are not consistently found in the hotels of competitors in the markets which the Company targets. By providing amenities and services on a consistent basis, along with centralized administrative and financial reporting systems, the Company believes it is able to operate profitable hotels while offering an excellent value to its guests.

Cendant also maintains a toll-free reservation number for the AmeriHost Inn hotels. By dialing 800-434-5800, a guest can make a reservation at any one of the AmeriHost Inn hotels throughout the country. In addition, the Company's internet web site as well as the AmeriHost Inn web site are capable of accepting reservations on-line, further improving our guests' ability to book rooms easily. The Company anticipates that the reservation system will significantly increase the number of reservations as the brand awareness increases. The Company also periodically implements a regional marketing campaign using various media including radio and newspaper. The markets and media selected for the marketing activities are based on extensive research done by the Company and in some cases, an advertising consultant. As part of its franchise agreements with Cendant, the Company, as well as the other AmeriHost Inn franchisees, contribute monthly to the AmeriHost Inn marketing fund. This fund is used by Cendant to promote the brand on national and regional levels. Marketing fund contributions are based on hotel revenues.

The Company targets independent hotel owners and developers to purchase the Company's AmeriHost Inn hotels. The Company receives numerous inquiries and offers for its existing hotels primarily through word-of-mouth and the Company's web sites, including hotelsforsaleonline.com. The Company believes that the consistency maintained by the AmeriHost Inn hotels with regard to amenities and service will attract buyers, along with the brand's central reservation system and marketing programs. With Cendant behind the brand, the interest in purchasing the Company's AmeriHost Inn hotels is expected to remain significant.

JOINT VENTURES

The Company continued to develop new hotels through joint ventures in 2000 whereby the Company and other investors agree to jointly undertake the development, construction, acquisition or renovation of a hotel property. As of December 31, 2000, the Company had 18 projects with joint venture partners, including multiple projects with certain joint venture partners.

The Company's joint ventures have taken various forms, including general partnerships, limited partnerships, and limited liability companies. Each joint venture has been formed with respect to a particular hotel project and reflects the characteristics of that project, including the relative contributions, in cash, property or services, of its partners. In most instances, the joint venture has taken the form of a limited partnership or a limited liability company, with a wholly-owned subsidiary of the Company as a general partner or managing member with sole or joint management authority. The Company's subsidiary, as general partner or managing member, has typically received an ownership interest ranging from 1% to 30% for contributing the Company's expertise. In certain cases, the subsidiary has also contributed a minimal amount of cash. The limited partners or members (which may include the Company or its affiliates in some instances) have typically contributed the cash equity required to fund the project and have received interests proportionate to their contributions. A typical joint venture agreement provides that the profits and losses of the entity will be allocated among the partners in proportion to their respective interests. However, the distribution of operating cash flow and asset sale proceeds to the Company in proportion to its ownership interest is often subordinate to the prior return of capital and other distributions payable to the other joint venture partners. In addition, in two joint venture arrangements, the equity interests held by the joint venture partners are exchangeable into shares of the Company's common stock and the Company has guaranteed minimum annual distributions to the joint venture partners.

As the general partner or managing member, the Company's subsidiary generally has significant management authority with respect to the joint venture. However, in some instances, the joint venture agreement or applicable law may provide to the other joint venture partners the right to amend the joint venture agreement, approve a transfer of the general partner's partnership interest, remove the general partner for cause, or dissolve the joint venture. The joint venture agreements do not typically restrict the right of the Company or its affiliates to engage in related or competitive business activities.

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

There are a number of companies which develop, construct and renovate hotels. Some of these companies perform these services only for their own account, while others actively pursue contracts for these services with third party owners. The Company believes that it can develop, construct and renovate hotels at costs which are competitive. The Company believes that its use of a well-developed prototype, significant experience (the Company has managed the development and construction of approximately 100 hotels) and volume purchasing of furniture and amenities result in development costs which are lower than those experienced by many competitors building comparable hotels. The Company also believes that its ability to offer additional services, such as hotel management, provides some competitive advantages.

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

FRANCHISE AGREEMENTS

At December 31, 2000, the Company had franchise agreements (collectively, the "Franchise Agreements") with AmeriHost Inn Franchise Systems, Inc., Days Inn of America, Inc., Howard Johnson's Franchise Systems, Inc., Holiday Inns, Inc., Holiday Inns Franchising, Inc. and Ramada Franchise Systems, Inc. Although the terms of the various Franchise Agreements differ, each requires the Company to pay a monthly royalty fee, except for the AmeriHost Inn hotels, for the right to operate the hotel under the "flag" of that Franchisor and to have access to the other benefits provided by such Franchisor, including access to reservation systems, marketing plans and use of trademarks. The royalty fees are typically based on gross revenues attributable to room rentals, plus marketing and reservation contributions, and typically range between 8% and 10% of gross room revenues. In addition, the Company and/or the joint venture which owns a hotel operated pursuant to a Franchise Agreement will have ongoing obligations to maintain the quality and condition of the hotel to the standards required by the Franchisor. The term of a Franchise Agreement typically is between 10 and 20 years, with a substantial penalty for early termination by the Company. The Company believes that it is in compliance with its Franchise Agreements, and the loss of any one of the Franchise Agreements would not have a material impact on the Company.

EMPLOYEES

As of December 31, 2000, the Company and its subsidiaries had 1,661 full and part-time employees:

             Hotel Management:
                   Operations                              33
                   Accounting and finance                  15
                   Property general managers               86

             Hotel Development:                            10

             Hotel Operations:                          1,106

             Corporate:
                   General and administrative               9
                   Officers                                 2

             Employee Leasing:
                   General and administrative               3
                   Operations                             397
                                                      -------
                                                        1,661
                                                      =======

To date, the Company has not experienced any work stoppages or significant employee-related problems. The Company believes that its relationship with its employees is good.

ITEM 2.   PROPERTIES.

The Company's corporate offices and the offices of its wholly-owned subsidiaries are located in approximately 19,000 square feet of space at 2355 South Arlington Heights Road, Suite 400, Arlington Heights, Illinois 60005. These offices are occupied under a lease that expires on December 19, 2011. The lease agreement includes a purchase option, at a price approximating fair market value, for the Company to acquire the office building.

At December 31, 2000, the Company had a 100% or majority ownership or leasehold interest in 67 operating hotels located in 15 states. The land, building, furniture, fixtures and equipment and construction in progress for these hotels is reflected in the Company's Consolidated Balance Sheet at December 31, 2000. These assets were substantially pledged to secure the related long-term mortgage debt. See Item 1 and Notes 6 and 7 to the Consolidated Financial Statements under Item 14.

In addition to the foregoing, the Company has an equity interest in partnerships which own and/or lease property. See Note 4 to Consolidated Financial Statements under Item 14.

ITEM 3.   LEGAL PROCEEDINGS

The Company is subject to claims and suits in the ordinary course of business. In management's opinion, currently pending legal proceedings and claims against the Company will not, individually or in the aggregate, have a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company currently has a receivable of approximately $275,000 held by a court in connection with the construction of a hotel. The Company has received a favorable court ruling with regard to this escrow, however the ruling is subject to an appeal. The Company believes this escrow will be released to the Company in full.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.

The Company's Common Stock is traded on the Nasdaq National Market under the symbol HOST. As of March 14, 2001, there were 1,367 holders of record of the Company's Common Stock. The following table shows the range of reported high and low closing prices per share.
                                                        High($)       Low($)
                                                        -------       ------

FISCAL 1999
   First quarter                                          3.81           3.00
   Second quarter                                         4.25           3.00
   Third quarter                                          4.13           3.00
   Fourth quarter                                         3.94           2.69

FISCAL 2000
   First quarter                                          3.75           2.88
   Second quarter                                         3.94           3.00
   Third quarter                                          3.94           3.00
   Fourth quarter                                         4.13           2.31

FISCAL 2001
   First quarter (through March 14, 2001)                 3.75           2.75

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

ITEM 6.   SELECTED FINANCIAL DATA.

The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements. The consolidated financial statements for all years presented have been audited by the Company's independent certified public accountants, whose reports on such consolidated financial statements for each of the three years in the period ended December 31, 2000 is included herein under Item 14. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto under Item 14 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                      (in thousands, except per share data)
                  (not covered by independent auditor's report)

                                                                       Fiscal Year Ended December 31,
                                                           ------------------------------------------------------
                                                             2000        1999       1998       1997        1996
                                                           --------    -------    --------   --------    --------
STATEMENT OF OPERATIONS DATA:
  Revenue                                                  $ 76,151    $76,058    $ 68,618   $ 62,666    $ 68,342
  Operating costs and expenses                               58,736     57,868      54,286     52,285      54,360
  Depreciation and amortization expense                       4,542      4,567       5,487      4,532       3,479
  Leasehold rents - hotels                                    6,525      7,307       4,192      1,729       2,122
  Corporate general and administrative                        1,695      1,537       1,569      2,140       1,928

  Operating income                                            4,653      4,780       3,084      1,980       6,453

  Interest expense, net                                       4,819      5,155       5,592      3,299       2,142
  Gain on sale of assets and franchising rights               6,663        553         305      1,698         907

  Income (loss), before extraordinary item and
    cumulative effect of change in accounting principle(1) $  4,010   $    201    $ (1,167)  $   (966)   $  3,395
                                                           ========   ========    ========   ========    ========
  Net income (loss)                                        $  4,010   $    201    $ (2,796)  $   (966)   $  3,395
                                                           ========   ========    ========   ========    ========

  Income (loss) per share, before extraordinary item
    and cumulative effect of change in accounting principle(1):
          Basic                                            $   0.81   $   0.04    $ (0.19)   $ (0.15)    $   0.57
                                                           ========   ========    =======    =======     ========
          Diluted                                          $   0.74   $   0.02    $ (0.20)   $ (0.19)    $   0.49
                                                           ========   ========    =======    =======     ========

  Net income (loss) per share:
          Basic                                            $  .0.81   $   0.04    $ (0.45)   $ (0.15)    $   0.57
                                                           ========   ========    =======    =======     ========
          Diluted                                          $   0.74   $   0.02    $ (0.45)   $ (0.19)    $   0.49
                                                           ========   ========    =======    =======     ========

  Weighted average shares outstanding:
          Basic                                               4,976      5,567       6,180      6,283       6,008
                                                           ========   ========    ========   ========    ========
          Diluted                                             5,272      5,857       6,513      6,659       6,839
                                                           ========   ========    ========   ========    ========

BALANCE SHEET DATA:
  Total assets                                             $ 98,143   $103,108    $115,281   $ 92,668    $ 66,901
  Long-term debt, including current portion                  58,604     60,349      71,841     60,235      34,339
  Working capital (deficiency)                               (4,172)    (6,817)     (6,924)    (2,208)       (366)
  Shareholders' equity                                       18,266     14,181      18,316     21,593      20,912

OTHER DATA:
  Net income plus depreciation (2)                         $  8,552   $  4,768    $  4,319   $  3,566    $  6,874
  Cash provided by (used in) operating activities             1,143       (885)      5,408      1,858       7,558
  Cash provided by (used in) investing activities             2,728     12,344      15,555    (28,463)    (11,347)
  Cash (used in) provided by financing activities            (5,908)   (12,187)    (18,819)    25,926       5,447
  Capital expenditures                                       10,434      2,103      42,183     29,343      14,049




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

   (2)   "Net Income Plus  Depreciation"  is not defined by  generally  accepted
         accounting  principles  ("GAAP"),   however  the  Company  believes  it
         provides relevant information about its operations and is necessary for an  understanding  of the Company's  operations,  given its significant investment in real estate. "Net Income Plus Depreciation" should not be considered  as an  alternative  to operating  income (as  determined in accordance  with  GAAP)  as an  indicator  of the  Company's  operating performance or to cash flows from  operating  activities (as determined in accordance  with GAAP) as a measure of  liquidity.  "Net Income Plus
         Depreciation" is defined as net income before  extraordinary  items and cumulative  effect of a change in  accounting  principle,  adjusted  to eliminate the impact of depreciation and amortization.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company is engaged in the development of AmeriHost Inn hotels, and the ownership, operation and management of AmeriHost Inn hotels and other mid-price hotels. As of December 31, 2000, the Company had 72 AmeriHost Inn hotels open, of which 59 were wholly-owned or leased, one was majority-owned, and 12 were minority-owned. The Company intends to use the AmeriHost Inn brand when expanding its hotel operations segment. As of December 31, 2000, two wholly-owned AmeriHost Inn hotels were under construction. Same room revenues for all AmeriHost Inn hotels (including minority owned and franchised) increased approximately 5.9% during 2000, compared to 1999, attributable to an increase of $0.31 in average daily rate, and a 5.2% increase in occupancy. These results relate to the 77 AmeriHost Inn hotels that were operating for at least twelve full months during the year ended December 31, 2000.

Revenues from hotel operations consist of the revenues from all hotels in which the Company has a 100% or majority ownership or leasehold interest ("Consolidated" hotels). Investments in other entities in which the Company has a minority ownership interest are accounted for using the equity method. Development and construction revenues consist of fees for new construction and renovation activities performed by the Company for minority-owned hotels and unrelated third parties. The Company also receives revenue from management and employee leasing services provided to minority-owned hotels and unrelated third parties.

The Company recorded a net income of $4.0 million for 2000, or $0.74 per diluted share, compared to a net income of $200,591, or $0.02 per diluted share for 1999. Total revenues increased 0.1% to $76.2 million during 2000, from $76.1 million during 1999. Revenues from Consolidated AmeriHost Inn hotels during 2000 were relatively flat, as revenues from new hotels and the increase in same room revenues, were offset by the sale of hotels. Combined revenues from the hotel management and employee leasing segments decreased slightly during 2000 compared to 1999, due primarily to the sale of hotels under management contracts. Revenues from Consolidated non-AmeriHost Inn hotels decreased 3.7% during 2000, compared to 1999, as a result of the sale of three non-AmeriHost Inn hotels offset by the renovation of one Consolidated non-AmeriHost Inn hotel and the increased occupancy therefrom. Revenues from the hotel development segment increased 8.6% during 2000, compared to 1999, due to the timing of three construction projects which opened in 2000, offset by the sale of two AmeriHost Inn hotels in the third quarter of 1999 which were included in the hotel development segment.

After developing and operating the AmeriHost Inn brand name for approximately 10 years, the Company decided to begin franchising this brand in 1999. On September 30, 2000, after limited success in the franchising segment, the Company sold the AmeriHost Inn and AmeriHost Inn & Suites brand names and franchising rights to Cendant Corporation. Cendant is the world's largest franchising company with hotel brand names such as Days Inn, Super 8 and Wingate. The Company received $5.5 million upon closing and recorded a gain from this payment, net of closing costs of approximately $5.2 million. The agreement with Cendant also provides for additional incentives to the Company as the AmeriHost Inn brands are expanded. In conjunction with this transaction, the Company has begun doing business as Arlington Hospitality, Inc. and intends to legally adopt this name pending shareholder approval at its next regularly scheduled shareholder meeting.

The Company uses cash flow, defined as net income plus depreciation and amortization, as a supplemental performance measure, along with net income, to report its operating results. Net income plus depreciation is not defined by Generally Accepted Accounting Principles ("GAAP"), however the Company believes it provides relevant information about its operations and is necessary for an understanding of the Company's operations, given its significant investment in real estate. Cash flow, as defined, should not be considered as an alternative to operating income (as determined in accordance GAAP) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Cash flow, as defined, increased 79.4% to $8.6 million during 2000, from $4.8 million during 1999.

The Company owned, operated, or managed 83 hotels at December 31, 2000, with an ownership interest in 81 of these hotels. The Company owned, operated, or managed 87 hotels as of December 31, 1999, with an ownership interest in 84 of these hotels (excluding hotels under construction). The decreased ownership of AmeriHost Inn hotels for the Company's own account and for minority-owned entities was due to the sale of AmeriHost Inn hotels and non-AmeriHost Inn hotels to unrelated third parties. These figures include a net decrease of three Consolidated hotels, from 69 at December 31, 1999 to 66 at December 31, 2000.

RESULTS OF OPERATIONS

The following table sets forth the percentages of revenues of the Company represented by components of net income for 2000, 1999 and 1998.


                                                              Percentage of Total Revenue
                                                            Year Ended December 31, (unaudited)
                                                     ------------------------------------------------
                                                         2000              1999             1998
                                                       --------          --------         --------

Revenue                                                 100.0%           100.0%            100.0%
Operating costs and expenses                             77.1             76.1              79.1
                                                        -----            -----           -------
                                                         22.9             23.9              20.9

Depreciation and amortization                             6.0              6.0               8.0
Leasehold rents - hotels                                  8.6              9.6               6.1
Corporate general and administrative                      2.2              2.0               2.3

                                                        -----            -----           -------
Operating income                                          6.1              6.3               4.5

Interest expense                                         (7.4)            (7.9)             (8.9)
Interest and other income                                 1.5              1.9               1.1
Equity in income and losses of affiliates                (0.1)            (0.2)             (0.4)
Gain on sale of assets                                    8.8              0.7               0.5

                                                        -----            -----           -------
Income (loss) before minority interests and
  income taxes                                            8.9              0.8              (3.2)

Minority interests in operations of consolidated
  subsidiaries and partnerships                          (0.1)            (0.3)              0.4

                                                        -----            -----           -------
Income (loss) before income taxes                         8.8              0.5              (2.8)

Income tax (expense) benefit                             (3.5)            (0.2)              1.1

                                                        -----            -----           -------
Income (loss) before extraordinary item and
     cumulative effect of change in accounting principle  5.3%             0.3 %            (1.7)%
                                                       ======          ========         =========


2000 compared to 1999

Revenues increased 0.1% to $76.2 million during 2000, from $76.1 million during 1999. The increases in the hotel development and AmeriHost Inn franchising segments were offset by decreases in the hotel operations segment.

Hotel operations revenue decreased 1.2% to $61.4 million during 2000, from $62.1 million during 1999. Revenues from Consolidated AmeriHost Inn hotels decreased 0.6% to $49.2 million during 2000, from $49.5 million during 1999. This decrease was attributable primarily to the addition of seven Consolidated AmeriHost Inn hotels which opened during 1999 and 2000, and an increase in same room revenues, offset by the sale of seven Consolidated AmeriHost Inn hotels in 1999 and 2000. Revenues from Consolidated non-AmeriHost Inn hotels decreased 3.7% during 2000, compared to 1999. This decrease was primarily the result of the sale of three

Consolidated non-AmeriHost Inn hotels during 1999 and 2000. The hotel operations segment included the operations of 66 Consolidated hotels (including 60 AmeriHost Inn hotels) comprising 4,630 rooms at December 31, 2000, compared to 69 Consolidated hotels (including 62 AmeriHost Inn hotels) comprising 4,867 rooms at December 31, 1999. After considering the Company's ownership interest in the majority-owned Consolidated hotels, this translates to 4,391 and 4,624 equivalent owned rooms as of December 31, 2000 and 1999, respectively, or a decrease of 5.0%. The Company has experienced an increase in competition in certain markets, primarily from newly constructed hotels. As a result, there is increased downward pressure on occupancy levels and average daily rates. The Company believes that as the number of AmeriHost Inn hotels increases, the greater the benefits will be at all locations from marketplace recognition and repeat business. In addition, the Company typically builds new hotels in growing markets where it anticipates a certain level of additional hotel development.

Hotel development activity is summarized as follows:


                                           2000                         1999                       1998
                           -------------------------------------------------------------------------------------
                                Unaffiliated &              Unaffiliated &            Unaffiliated &
                                   Minority-  Consolidated     Minority- Consolidated    Minority-  Consolidated
                                   Owned (1)   Hotels (2)      Owned (1)  Hotels (2)     Owned (1)   Hotels (2)
                                   ---------   ----------      ---------  ----------     ---------   ----------

      Under construction at
         beginning of year                4         -                1          5              4           4

      Starts                             -            3              4          -              2           7

      Completions                         4           1              1          5              5           6

      Under construction at
                                     ------     -------         ------     ------         ------     -------
         end of year                    -            2               4         -              1           5
                                     ======      ======           ====     ======          =====       =====

      (1) hotels  developed/constructed  for  unaffiliated  third  parties and entities in which the Company holds a minority ownership interest

      (2) hotels  developed/constructed  for the Company's own account and for entities in which the Company holds a majority ownership interest


Hotel development revenue increased 8.6% to $7.0 million during 2000, from $6.4 million during 1999. The Company was constructing three hotels for minority-owned entities during 2000, all of which began construction in 1999 and opened during 2000. The majority of the revenues for these projects was recognized in 2000, however the Company also sold two AmeriHost Inn hotels in 1999 and recognized related development segment revenues and expenses. The
Company also had several additional projects in various stages of pre-construction development during these periods.

Hotel management revenue remained consistent at $1.3 million during both 2000 and 1999. The number of hotels managed for third parties and minority-owned entities decreased from 18 hotels, representing 1,696 rooms, at December 31, 1999 to 17 hotels, representing 1,378 rooms, at December 31, 2000. The fluctuation in revenue is primarily due to a 18.8% reduction in rooms under contract offset by increases in same room revenues of those hotels.

Employee leasing revenue remained flat, at $6.0 million during both 2000 and 1999, due primarily to the reduction in hotels managed for minority-owned entities and unrelated third parties as described above offset by increases in payroll costs which is the basis for the employee leasing revenue.

Other revenue, consisting primarily of franchising revenue increased to $586,276 during 2000, from $222,187 during 1999. On September 30, 2000, the Company sold the AmeriHost Inn franchising rights to Cendant Corporation. As a result, the Company will no longer report franchising revenue.

Total operating costs and expenses increased 1.5% to $58.7 million (77.1% of total revenues) during 2000, from $57.9 million (76.1% of total revenues) during 1999 primarily due to increases in operating costs and expenses from the development segment as described below. Operating costs and expenses in the hotel operations segment remained essentially flat as anticipated inflationary increases were offset by the reduction in the number of

Consolidated hotels. Hotel operations segment operating costs and expenses as a percentage of segment revenue remained consistent at 72.8% during 2000, from 72.7% during 1999, due primarily to inflationary increases and start up costs associated with new hotels, offset by increased operational efficiencies. Operating costs and expenses as a percentage of revenues for the Consolidated AmeriHost Inn hotels changed only slightly during 2000, compared to 1999.

Operating costs and expenses for the hotel development segment increased 27.9% to $6.9 million during 2000, from $5.4 million during 1999, consistent with the 8.6% increase in hotel development revenues for 2000. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased to 98.8% during 2000, from 83.9% during 1999. The third quarter of 1999 consisted primarily of the sale of two AmeriHost Inn hotels. The results for 2000 consisted of a greater amount of construction activity, which resulted in higher operating costs in relation to the revenue recognized.

Hotel management segment operating costs and expenses decreased 0.3% to $806,959 during 2000, from $809,061 during 1999. This decrease was primarily due to the decrease in the number of hotels operated and managed for unrelated third parties and minority-owned entities offset by increases in same room revenue. Employee leasing operating costs and expenses increased 2.1% to $5.9 million during 2000, from $5.7 million during 1999, which is the result of increased payroll costs during 2000 compared to 1999.

Other operating costs and expenses, consisting primarily of franchising activity operating costs and expenses decreased 37.8% to $489,064 during 2000, from $786,658 during 1999. On September 30, 2000, the Company sold the AmeriHost Inn brand names and franchising rights to Cendant Corporation. As a result, the Company will no longer report franchising operating costs.

Depreciation and amortization expense decreased 0.5% to $4.5 million during 2000, from $4.6 million during 1999. This decrease was primarily attributable to the sale of ten Consolidated hotels that closed in 1999 and 2000, partially offset by the addition of eight Consolidated hotels to the hotel operations segment opened during 1999 and 2000, and the resulting depreciation and amortization therefrom.

Leasehold rents - hotels decreased 10.7% to $6.5 million during 2000, compared to $7.3 million during 1999. The decrease was primarily attributable to the termination of two leased hotels as a result of the lessor selling these hotels during 1999 and 2000.

Corporate general and administrative expense increased 10.3% to $1.7 million during 2000, from $1.5 million during 1999, and can be attributed primarily to the overall growth of the Company and the allocation of certain general and administrative expenses.

The Company's operating income decreased 2.6% to $4.7 million during 2000, from $4.8 million during 1999. The following discussion of operating income by segment is exclusive of any corporate general and administrative expense. Operating income from Consolidated AmeriHost Inn hotels increased 10.3% to $5.7 million during 2000, from $5.2 million during 1999. These increases in operating income were due to the increase in same room revenues as a significant number of recently opened Consolidated AmeriHost Inn hotels were still operating in 1999 during their pre-stabilization period when revenues are typically lower, offset by the sale of Consolidated AmeriHost Inn hotels during the past 12 months. Operating income from the hotel development segment decreased to $62,872 during 2000, from $1.0 million during 1999. The decrease in hotel development operating income was due to the sale of two AmeriHost Inn hotels open less than 12 months during the third quarter 1999, offset by the greater number of hotels developed and constructed for third parties and minority-owned entities during 2000, compared with 1999. The hotel management segment had operating income of $399,771 during 2000, from operating income of $448,710 during 1999. This decrease was due primarily to a reduction in general and administrative costs for the management segment, offset by fewer hotels managed during the past twelve months for unrelated third parties and minority-owned properties. Employee leasing operating income decreased to $108,812 during 2000, from $242,309 during 1999, due primarily to the decrease in employee leasing agreements with minority-owned entities and unrelated third parties.

Interest expense decreased 7.1% to $5.6 million during 2000, from $6.0 million during 1999. This decrease was primarily attributable to the aforementioned sales of hotels whereby the Company does not incur any interest expense on the sold hotels after the sale dates, partially offset by the mortgage financing of newly constructed Consolidated hotels.

The Company's share of equity in income (loss) of affiliates was ($101,872) during 2000, compared to ($160,837) during 1999. The fluctuation in equity of affiliates during 2000 was primarily attributable to the sale of minority-owned properties in 1999 and 2000 at various gains. Distributions from affiliates were $473,808 during 2000, compared to $278,096 during 1999.

The Company recorded gains on the sale of assets of $6.7 million in 2000, compared to $553,298 in 1999. The increase in gain on sale was due to the sale of the AmeriHost Inn name and franchising rights in 2000 for approximately $5.2 million. In addition, four consolidated hotels were sold in 2000, compared to three consolidated hotels in 1999, where the Company recorded gains on the sales. The Company expects to continue realizing gains from the sale of hotels in 2001.

The Company recorded income tax expenses of $2.7 million in 2000, compared to $160,000 in 1999, which are directly related to the pre-tax income incurred in 2000 and 1999, respectively

The Company reported net income of $4.0 million in 2000, compared to net income of $200,591 in 1999, primarily due to the factors discussed above.

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

Hotel operations revenue increased 31.2% to $62.1 million during 1999, from $47.3 million during 1998. Revenues from Consolidated AmeriHost Inn hotels increased 49.6% to $49.5 million during 1999, from $33.1 million during 1998. These increases were attributable primarily to the net addition of 19 Consolidated AmeriHost Inn hotels from July 1, 1998 through December 31, 1999, including the addition of seven newly constructed Consolidated AmeriHost Inn hotels, and the acquisition of additional ownership interest in 16 existing hotels causing them to become Consolidated AmeriHost Inn hotels, as well as an increase in same room revenues, offset by the sale of four Consolidated AmeriHost Inn hotels. The increase in Consolidated AmeriHost Inn hotel revenue was offset by an 11.6% decrease in Consolidated other brand hotel revenue during 1999, compared to 1998. This decrease was primarily the result of the sale of two non-AmeriHost Inn Consolidated hotels, partially offset by the acquisition of one non-AmeriHost Inn Consolidated hotel. The hotel operations segment included the operations of 69 Consolidated hotels (including 62 AmeriHost Inn hotels) comprising 4,867 rooms at December 31, 1999, compared to 69 Consolidated hotels (including 61 AmeriHost Inn hotels) comprising 4,916 rooms at December 31, 1998. After considering the Company's ownership interest in the majority-owned Consolidated hotels, this translates to 4,624 and 4,647 equivalent owned rooms as of December 31, 1999 and 1998, respectively, or a decrease of 0.5%. Recently, the Company has experienced an increase in competition in certain markets, primarily from newly constructed hotels. As a result, there is increased downward pressure on occupancy levels and average daily rates. The Company believes that as the number of AmeriHost Inn hotels increases, the greater the benefits will be at all locations from marketplace recognition and repeat business. In addition, the Company typically builds new hotels in growing markets where it anticipates a certain level of additional hotel development.

Hotel development revenue decreased 28.3% to $6.4 million during 1999, from $9.0 million during 1998. The Company was developing and constructing five hotels for minority-owned entities during 1999, compared to six hotels during 1998. In conjunction with the Company's objective of building a franchise segment, the Company decided to develop AmeriHost Inn hotels to be held for sale to potential franchisees. The Company sold two

AmeriHost Inn hotels for $5.3 million in the third quarter of 1999 to franchisees, which was recognized as development revenue. The Company had several additional projects in various stages of pre-construction development during both years.

Hotel management revenue decreased 41.6% to $1.3 million during 1999, from $2.3 million during 1998. The number of hotels managed for third parties and minority-owned entities decreased from 22 hotels, representing 1,930 rooms, at December 31, 1998 to 18 hotels, representing 1,696 rooms, at December 31, 1999. The addition of a management contract for one newly constructed hotel (72 rooms) was more than offset by the termination of one management contract (60 rooms) with a minority-owned entity as a result of the sale of the hotel (non-AmeriHost Inn hotel), the termination of one management contract (64 rooms) with a minority-owned hotel which became a Consolidated hotel due to the Company acquiring additional ownership interest, and the termination of three management contracts with unrelated third parties (182 rooms).

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

Total operating costs and expenses increased 6.6% to $57.9 million (76.1% of total revenues) during 1999, from $54.3 million (79.1% of total revenues) during 1998. Operating costs and expenses in the hotel operations segment increased 29.8% to $45.1 million during 1999, from $34.8 million during 1998. These increases resulted primarily from the net addition of 18 Consolidated hotels to this segment during the last eighteen months, and are directly related to the 31.2% increase in Consolidated hotel revenues during 1999. Hotel operations segment operating costs and expenses as a percentage of segment revenue decreased to 72.7% during 1999, from 73.5% during 1998. Operating costs and expenses as a percentage of revenues for the Consolidated hotels decreased slightly during 1999 due to fewer AmeriHost Inn hotels operating during their pre-stabilization period in 1999 compared to 1998.

Operating costs and expenses for the hotel development segment decreased 36.2% to $5.4 million during 1999, from $8.5 million during 1998, consistent with the 28.3% decrease in hotel development revenue for 1999. Operating costs and expenses in the hotel development segment as a percentage of segment revenue decreased to 83.9% during 1999, from 94.4% during 1998. In connection with the Company's objective of developing AmeriHost Inn hotels held for sale to potential franchisees, the Company recognized development costs of $4.3 million in 1999, which resulted in a lower percentage of operating costs compared to construction activity. The results for 1998 consisted of a greater amount of construction activity, which resulted in higher operating costs in relation to the revenue recognized.

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

The Company's operating income increased 55.0% to $4.8 million during 1999 from $3.1 million during 1998. The following discussion of operating income by segment is exclusive of any corporate general and administrative expense. Operating income from Consolidated AmeriHost Inn hotels increased 8.6% to $5.2 million during 1999, from $4.8 million during 1998. This increase in operating income was due to the increased number of Consolidated AmeriHost Inn hotels and the increase in same room revenues as a significant number of recently opened Consolidated AmeriHost Inn hotels in 1998 were still operating during their pre-stabilization period when revenues are typically lower. Operating income from the hotel development segment increased 136.8% to $1.0 million during 1999 from $426,427 during 1998. The increase in hotel development operating income was due to the timing of hotels developed and constructed for third parties and minority-owned entities during 1998, compared with 1999, the overall decrease in the number of hotels developed and constructed for third parties and minority-owned entities during 1999, and the sale of two AmeriHost Inn hotels held for sale during the third quarter of 1999 which were included in operating income. The hotel management segment operating income decreased 17.5% to $448,710 during 1999, from $543,747 during 1998. This decrease was due primarily to fewer hotels managed during the past twelve months for unrelated third parties and minority-owned properties, and the expensing of start-up costs as incurred during 1999. Employee leasing operating income decreased 23.7% to $242,309 during 1999, from $317,668 during 1998, due to the decrease in employee leasing agreements with minority-owned entities and unrelated third parties.

Interest expense decreased 1.3% to $6.0 million during 1999, from $6.1 million during 1998. This decrease was primarily attributable to the sale and leaseback transaction with PMC, whereby the Company does not incur any interest expense on the sold hotels after the sale dates, offset by the additional mortgage financing of newly constructed and acquired Consolidated hotels.

The Company's share of equity in income (loss) of affiliates was ($160,837) during 1999, compared to ($240,868) during 1998. The fluctuation in equity of affiliates was primarily attributable to additional newly opened AmeriHost Inn hotels operating during their initial stabilization period in 1999 when revenues are typically lower, offset by the sale of one minority-owned property in the second quarter of 1999 at a gain. Distributions from affiliates were $278,096 during 1999, compared to $831,113 during 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has five main sources of cash from operating activities: (i) revenues from hotel operations; (ii) fees from development, construction and renovation projects including the sale of hotel assets; (iii) fees from management contracts; (iv) fees from employee leasing services; and (v) incentive fees and royalty sharing pursuant to the Cendant transaction. Cash from hotel operations is typically received at the time the guest checks out of the hotel. Approximately 10% of the Company's hotel operations revenues is generated through other businesses and contracts and is usually paid within 30 to 45 days from billing. Fees from development, construction and renovation projects are typically received within 15 to 45 days from billing. Due to the procedures in place for processing its construction draws, the Company typically does not pay its contractors until the Company receives its draw from the equity or lending source. Management fee revenues typically are received by the Company within five working days from the end of each month. Cash from the Company's employee leasing segment typically is received prior to the pay date.

During 2000, the Company received cash from operations of $1.2 million, compared to cash used in operations of $885,080 during 1999, or an increase in cash provided by operations of $2.1 million. The increase in cash flow from operations during 2000, when compared to 1999, can be attributed to the decreased amount of newly constructed Company-owned hotels in 2000. In addition, 1999 operations included the sale of two hotels in the development segment which were open for less than twelve months.

The Company invests cash in three principal areas: (i) the purchase of property and equipment through the construction and renovation of Consolidated hotels;
(ii) the purchase of equity interests in hotels; and (iii) the making of loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. During 2000, the Company received $2.7 million from investing activities compared to receiving $12.3 million during 1999. During 2000, the Company received $13.1 million from the sale of four hotels and the AmeriHost brand names and franchising rights as previously described, used $10.4 million to purchase property and equipment for Consolidated AmeriHost Inn hotels, and received $2.7 million from distributions and collections from affiliates, offset by $2.7 million for the purchase of investments in and advances to affiliates. During 1999, the Company received $16.7 million from the sale of hotels, used $2.1 million to purchase property and equipment for Consolidated AmeriHost Inn hotels, used $2.1 million for investments in and advances to affiliates, net of distributions and collections, and used $260,648 for the acquisition of hotel partnership interests, net of cash acquired. In addition, the Company finalized the terms of an agreement to purchase the remaining ownership interests from its partners in three existing joint ventures for a total of $2.4 million. One of these acquisitions was consummated in January 2001, while the remaining two acquisitions are to be completed prior to December 31, 2001. The Company expects to fund these acquisitions, as well as hotel purchases pursuant to the January 2001 amendment to the master lease agreement with a REIT, with cash flow from operations, proceeds from the sale of hotels, and new or assumed mortgage financing.

Cash used in financing activities was $6.0 million during 2000 compared to cash used by financing activities of $12.2 million during 1999. In 2000, the primary factors were principal repayments of $6.4 million, including the repayment of mortgages in connection with the sale of hotels, offset by $4.7 million in proceeds from the mortgage financing of Consolidated hotels, and net repayments of $4.2 on the Company's operating line-of-credit. In 1999, the contributing factors were principal repayments of $13.1 million on the mortgage financing of Consolidated hotels, net of proceeds from the issuance of long-term debt, $5.6 million in net proceeds from the Company's operating line-of-credit and common stock repurchases of $4.3 million.

The Company maintains an $8.5 million bank operating line-of-credit, of which $3.4 million was outstanding at December 31, 2000. The operating line-of-credit is collateralized by a security interest in certain of the Company's assets, including its interest in various joint ventures, bears interest at an annual rate equal to the bank's base lending rate (9.5% at December 31, 2000) plus 1/2%, with a minimum interest rate of 7.5%, and matures August 15, 2001. The line-of-credit note contains financial covenants, requiring a minimum net worth, a maximum debt to net worth ratio, and a minimum debt service coverage ratio. The Company intends to repay the entire outstanding balance in 2001 with cash flow from operations, proceeds from the sale of hotels, and incentive payments received in connection with the Cendant agreement.

The Company expects cash from operations to be sufficient to pay all operating and interest expenses in 2001.

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

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use, including the requirement to capitalize and amortize specific costs. The adoption of this standard by the Company did not have a material effect on its capitalization policy.

During 1998, the Company adopted Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," which requires start-up, preopening and organization costs to be expensed as incurred. As a result of the adoption of SOP 98-5, all previously capitalized costs, net of an income tax benefit, were written off as a cumulative effect of a change in accounting principle.

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

The table below provides information about financial instruments that are sensitive to changes in interest rates, for each interest rate sensitive asset or liability as of December 31, 2000. The carrying amounts reflected approximate the estimated fair values. As the table incorporates only those exposures that existed as of December 31, 2000, it does not consider those exposures or positions which could arise after that date. Moreover, the information presented therein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, hedging strategies and prevailing interest rates at the time.
                                                                 Average Nominal
                                                 Carrying Value   Interest Rate
                                                 --------------  ---------------

      Operating line of credit - variable rate   $    3,408,133       10.00%
      Mortgage debt - fixed rate                 $   31,101,173        8.11%
      Mortgage debt - variable rate              $   27,502,517        9.41%

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements filed as part of this Form 10-K are included under "Exhibits, Financial Statements and Reports on Form 8-K" under
Item 14. Selected quarterly financial data is presented in Note 17 to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 5, 2000, the Company selected KPMG LLP ("KPMG") to serve as its independent public accountants for fiscal 2000 and, accordingly, dismissed BDO Seidman LLP ("BDO"). The decision to engage KPMG and dismiss BDO was approved by the Audit Committee and the Board of Directors of the Company.

BDO's reports on the Company's consolidated financial statements for the two most recent fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and through October 5, 2000, there was no disagreement with BDO regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of BDO, would have caused BDO to make reference thereto in their reports.

The Company had requested that BDO furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated October 10, 2000, is filed as
Exhibit 16 to a Report on Form 8-K dated October 10, 2000.

There have been no disagreements with KPMG on accounting and financial disclosure matters which are required to be described by Item 304 of Regulation S-K.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Company's executive officers and directors are:

       Name                 Age                 Position
       ----                 ---                 --------

Michael P. Holtz             44            Chairman of the  Board of  Directors,
                                           President and Chief Executive Officer

James B. Dale                37            Senior  Vice  President  of  Finance,
                                           Secretary, Treasurer and Chief
                                           Financial Officer

Russell J. Cerqua            44            Director

Reno J. Bernardo             69            Director

Salomon J. Dayan             55            Director

Jon K. Haahr                 47            Director

Thomas J. Romano             48            Director

Michael P. Holtz has been a Director of the Company since August 1985. From 1985 to 1989, Mr. Holtz served as the Company's Treasurer and Secretary. In 1986, Mr. Holtz was promoted to Chief Operating Officer of the Company with direct responsibility for the Company's day-to-day operations. In 1989, Mr. Holtz was elected President and Chief Executive Officer of the Company. In 1999, in addition to his other responsibilities, Mr. Holtz was elected Chairman of the Board of Directors. Mr. Holtz is responsible for development and implementation of all Company operations including hotel development, finance and management. Mr. Holtz has over 21 years experience in the operation, development and management of hotel properties.

James B. Dale was promoted to Chief Financial Officer in 1998, in addition to his responsibilities as Senior Vice President of Finance. Mr. Dale began his employment with the Company in May 1994 as the Company's first Corporate Controller. He has been responsible for overseeing all aspects of the Company's property and corporate accounting departments, including preparation of all SEC filings. In 1999, Mr. Dale was elected Secretary by the Board of Directors. Prior to joining the Company, Mr. Dale was an Audit Manager with an international public accounting firm, with nearly nine years of experience in auditing, financial reporting and taxation. Mr. Dale is a Certified Public
Accountant and is a member of the American Institute of Certified Public Accountants and the Illinois CPA Society.

Russell J. Cerqua served as the Executive Vice President of Finance, Chief Financial Officer, Treasurer and Secretary of the Company from 1987 through 1998, where his primary responsibilities included internal and external financial reporting, corporate financing, development of financial management systems, and financial analysis. Mr. Cerqua continues to serve as a Director of the Company. Mr. Cerqua is currently the Chief Financial Officer of Metro Technologies, L.L.C., a computer consulting and web development company. Prior to joining the Company, Mr. Cerqua was an audit manager with Laventhol & Horwath, the Company's former independent certified public accountants. Mr. Cerqua was involved in public accounting for over 9 years, with experience in auditing, financial reporting and taxation. Mr. Cerqua is a Certified Public Accountant.

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

Jon K. Haahr's background includes 14 years as an investment banker and more than 20 years of capital markets experience. Most recently he was Co-head and Managing Director of Real Estate Investment Banking of First Union Securities. Prior to that, he was founder, Head and Managing Director of the same industry group for EVEREN Securities. Mr. Haahr joined the Investment Banking Department of Kemper Securities (EVEREN'S predecessor firm) in 1987 and, prior to establishing the Real Estate Group, provided banking expertise to corporate finance clients in the financial services sector and in the area of closed-end funds. His experience also includes six years at Continental Bank in Chicago where he was an officer of the bank providing corporate lending and capital markets services to middle market companies. Mr. Haahr is a member of the Board of Directors of the Center for Urban Land Economics Research at the University of Wisconsin Real Estate School, and speaks regularly at a variety of real estate industry events.

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

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the annual and long-term compensation for services as officers to the Company for the fiscal years ended December 31, 2000, 1999 and 1998, of those persons who were, at December 31, 2000: The chief executive officer and the other executive officer of the Company (the "Named Officers"). See "Compensation of Directors" under
Item 11.


                           SUMMARY COMPENSATION TABLE
                                                                                   Long-Term
                                                                                 Compensation
                                                                        ----------------------------
                                           Annual Compensation
                                     ----------------------------- Restricted     Securities
  Name and Principal                                                  Stock       Underlying         All Other
       Position                    Year     Salary      Bonus         Awards       Options(#)(1)  Compensation(2)
------------------------          ------   --------  ----------    -----------    --------------  ---------------

Michael P. Holtz                   2000    325,000      36,500            -           100,000           17,500
 Chairman of the Board, President  1999    325,000      20,000            -              -              17,500
 and Chief Executive Officer       1998    325,000      20,000            -           256,000           12,633

James B. Dale                      2000    125,000       5,000            -            21,000            1,300
 Senior Vice President Finance,    1999    120,000       5,500            -            20,500            1,251
 Secretary, Treasurer, and         1998     98,462        -               -              -               1,031
 Chief Financial Officer

(1) All options were fully vested as of December 31, 2000, except for 50,000 options held by Mr. Holtz and 20,000 options held by Mr. Dale.



(2) Represents life insurance premiums paid by the Company on behalf of the Named Officers and the Company's 401(k) matching contributions of $2,500, $2,500 and $2,633 for Mr. Holtz, and $1,300, $1,251 and $1,031 for Mr.
       Dale, for 2000, 1999 and 1998, respectively.





STOCK OPTIONS

The following table summarizes the number and terms of stock options granted to each of the Named Officers during the year ended December 31, 2000.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                      Potential Realizable Value at
                                                                                         Assumed Annual Rates of
                                                                                        Stock Price Appreciation
                                 Individual Grants                                           for Option Term
--------------------------------------------------------------------------------      ------------------------------
                                        % of Total
                                          Options
                                        Granted to      Exercise or
                           Options     Employees in     Base Price    Expiration
Name                      Granted(1)    Fiscal Year       ($/Sh)         Date            5% ($)        10% ($)
-------------------  ---------------- ---------------  ------------  ------------      ----------    -----------

Michael P. Holtz            100,000       45.3%            $3.25       Mar. 2010         165,850       430,280
James B. Dale                21,000        9.5%            $3.188      June 2010          36,979        94,240


The following table provides information concerning the exercise of stock options during 2000, and the year-end value of unexercised options for each of the Named Officers and Directors of the Company.


                    OPTION EXERCISES AND YEAR-END VALUE TABLE

                                                           Number of Unexercised        Value of Unexercised
                                                              Options Held at          in-the-Money Options at
                              Shares                         December 31, 2000           December 31, 2000 (1)
                             Acquired         Value     ---------------------------  --------------------------
       Name                on Exercise      Realized    Exercisable  Unexercisable    Exercisable  Unexercisable
-------------------        -----------      --------    -----------  -------------    -----------  -------------

Michael P. Holtz                  -            -          776,100        50,000     $    79,688     $     -
James B. Dale                     -            -           42,000        20,000            -              -
Russell J. Cerqua                 -            -          199,958         3,500          24,902           -
Reno J. Bernardo                  -            -            4,000         3,500            -              -
Salomon J. Dayan                  -            -            4,000        66,000            -              -
Jon K. Haahr                      -            -            1,000         3,500            -              -
Thomas J. Romano                  -            -             -            3,500            -              -

(1)      The  closing  sale  price of the  Company's  Common  Stock on such date on the Nasdaq  National  Market was
         $3.125.


EMPLOYMENT AGREEMENT

The Company's President and Chief Executive Officer, Michael P. Holtz, provides services to the Company under the terms of an employment agreement dated January 1, 1995, amended February 4, 1997, amended November 23, 1999 and amended August 3, 2000. Pursuant to Amendment No. 3 dated November 23, 1999, the agreement renewed for an additional three-year period ending December 31, 2003. On January 1, 1998, Mr. Holtz received options to purchase a minimum of 256,100 shares of the Company's common stock at the market price on date of issuance under the Company's 1996 Omnibus Incentive Stock Plan, of which 110,000 vested immediately, 121,000 vested on July 1, 1999 and 25,100 vested on July 1, 2000. Pursuant to Amendment No. 3, Mr. Holtz receives 100,000 options each year, with 50,000 vesting 90 days from the date of issuance and 50,000 vesting only if the Company attains certain financial performance criteria. Amendment No. 3 also provides for a cash bonus based upon financial performance and hotel operation performance. Under the terms of the amended employment agreement, stock awards were eliminated as a component of annual compensation.

The employment agreement entitles the executive officer to receive severance payments, equal to two years' compensation, if his employment is terminated by the Company without cause or if he elects to terminate such employment for a "good reason," including a change of control of the Company. Pursuant to Amendment No. 4 dated August 3, 2000, for purposes of the employment agreement, a change in control shall be defined as any simultaneous change in the Company's Board of Directors such that a majority of the Board is composed of members who were not members of the Board on the date of this Amendment No. 4. In addition, a change of control means removal of the executive from membership on the Board of Directors by a vote of a majority of the shareholders of the Company or failure of the Board of Directors to nominate the executive for re-election to Board membership. The executive officer is also entitled to severance payments, equal to one year's compensation, if he voluntarily terminates his employment with the Company for a reason other than a "good reason" and provides appropriate notice of such resignation.

COMPENSATION OF DIRECTORS

Each nonemployee Director of the Company received an annual retainer fee of $9,000 ($750 per month) in 2000. Each nonemployee Director of the Company also received $250 for each Board of Directors meeting attended in person, $150 for each Board of Directors meeting conducted by telephone and $150 for each committee meeting. Each Director is reimbursed for all out-of-pocket expenses related to attendance at Board meetings. Non-employee Directors may elect to receive their retainer fee in restricted common stock of the Company.

Each nonemployee Director of the Company receives an option to purchase 1,000 shares of Common Stock annually, pursuant to the 1996 Stock Option Plan for Nonemployee Directors. In addition, beginning in 2000, each nonemployee Director will receive 2,500 options annually which vest only if the Company meets certain performance criteria, including earnings per share, EBITDA or net operating income, as defined. All Director stock options are priced at the market price on the date of issuance.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 14, 2001, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's Directors, (iii) each of the Named Officers and (iv) all Directors and executive officers as a group.

                                                 Shares Beneficially Owned
                                                     As of March 14, 2001
                                               -----------------------------
Name                                                   Number           Percent
-----------------------------                    ----------------      ---------
 Michael P. Holtz                                    1,082,957  (1)       18.5%
 Wellington Management Company                         615,000  (2)       12.4
 Massachusetts Financial Services Company              527,000  (3)       10.6
 Kenneth M. Fell                                       451,420  (4)        9.1
 Dimensional Fund Advisors, Inc.                       397,100  (5)        8.0
 H. Andrew Torchia                                     411,132  (6)        8.0
 Salomon J. Dayan                                      409,882  (1)        7.9
 Raymond and Liliane R. Dayan                          388,988  (7)        7.8
 Richard A. D'Onofrio                                  342,319  (6)        6.7
 Russell J. Cerqua                                     260,913  (1)        5.0
 James B. Dale                                          60,775  (1)        1.2
 Reno J. Bernardo                                       38,112  (1)        0.8
 Jon K. Haahr                                            8,723  (1)        0.2
 Thomas J. Romano                                        7,200  (1)        0.2

ALL DIRECTORS AND EXECUTIVE
  OFFICERS AS A GROUP (7 PERSONS)                    1,868,562            29.6%
                                                     =========            ====

-------------------

   (1) Includes shares subject to options exercisable presently or within 60 days as follows: Mr. Holtz, 876,100 shares, Dr. Dayan, 193,676 shares, Mr. Cerqua, 202,458 shares, Mr. Dale, 59,500 shares, Mr. Bernardo, 6,500 shares, Mr. Haahr, 3,500 shares, and Mr. Romano, 2,500 shares.
   (2) Based upon information provided in its Schedule 13G dated December 31, 2000, Wellington Management Company ("WMC"), in its capacity as investment advisor, may be deemed beneficial owner of 615,000 shares of the Company which are owned by numerous investment counseling clients. Of the shares shown above, WMC has shared voting power for 615,000 shares and shared investment power for 615,000 shares.
   (3) Based upon information provided in its Schedule 13G dated February 12, 2001, Massachusetts Financial Services Company ("MFS"), in its capacity as investment manager, may be deemed beneficial owner of 527,000 shares of the Company which are also beneficially owned by MFS Series Trust II
         - MFS Emerging Growth Stock Fund, shares of which are owned by numerous investors. MFS has sole voting and investment power for the 527,000 shares.
   (4) Based upon information provided in his Schedule 13D dated November 3, 2000, Mr. Fell owns 451,420 shares of the Company. Mr. Fell has sole voting and investment power for these shares.
   (5) Based upon information provided in its Schedule 13G dated February 2, 2001, Dimensional Fund Advisors, Inc. ("DFA"), in its capacity as investment advisor, may be deemed beneficial owner of 397,100 shares of the Company which are owned by numerous investment counseling clients. Of the shares shown above, DFA has sole voting and investment power for 397,100 shares.
   (6) Based upon information provided in a 13D joint filing dated October 15, 1999. Includes 65,543 and 4,400 shares owned directly by Messrs. Torchia and D'Onofrio, respectively, and 150,000 options each owned by Messrs. Torchia and D'Onofrio which are currently exercisable. In addition, it includes 383,508 shares owned by Urban 2000 Corp. Mr. Torchia is the 51% stockholder of Urban 2000 Corp. and disclaims beneficial ownership of all but an aggregate of 195,589 shares owned directly, or indirectly, by Urban 2000 Corp. Mr. D'Onofrio is the 49% stockholder of Urban 2000 Corp. and disclaims beneficial ownership of all but an aggregate of 187,919 shares owned directly, or indirectly by Urban 2000 Corp.
(7) Based upon information provided in their Schedule 13D dated October 23, 2000, Mr. and Mrs. Dayan beneficially own 388,988 shares of the Company. Of the shares shown above, Mr. and Mrs. Dayan have sole voting and investment power for 388,988 shares.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In the past, certain of the Company's directors and executive officers have, directly or indirectly, invested in joint ventures with the Company. For example, Dr. Dayan, a director of the Company, has invested approximately $1.6 million in seven joint ventures since 1988. Dr. Dayan and each of the Company's directors and executive officers who have made such investments have done so on the same terms as all other investors in such joint ventures. The Company issued 62,500 stock options to Dr. Dayan in 2000, and cancelled 30,000 options which had been previously issued to Dr. Dayan in a prior year, in connection with an agreement by the Company to purchase Dr. Dayan's ownership interest in three hotel joint ventures.

Mr. Romano is an executive officer of Bridgeview Bank & Trust, which is the bank that maintains the Company's operating line-of-credit.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.


         Financial Statements:
         ---------------------

The following consolidated financial statements are filed as part of this Report on Form 10-K for the fiscal year ended December 31, 2000.

         (a)(1) Financial Statements:

                 Reports of Independent Certified Public Accountants........ F-1

                 Consolidated Balance Sheets at December 31, 2000
                  and 1999.................................................. F-3

                 Consolidated Statements of Operations for the years
                  ended December 31, 2000, 1999 and1998..................... F-5

                 Consolidated Statements of Shareholders' Equity
                  for the years ended December 31, 2000, 1999 and 1998.....  F-6

                 Consolidated Statements of Cash Flows for the years
                  ended December 31, 2000, 1999, and 1998................... F-7

                 Notes to Consolidated Financial Statements................. F-9

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

       10.9                Amendment of Employment Agreement between Amerihost
                             Properties, Inc. and Michael P. Holtz


The following exhibit was included in the Registrant's Report on Form 10-K filed March 30, 1999:

Exhibit No.                         Description
-----------                         -----------

       10.5                Agreement of Purchase and Sale between PMC Commercial
                             Trust and Amerihost Properties, Inc., including exhibits thereto


The following exhibits were included in the Registrant's Report on Form 10-K filed March 23, 2000:

Exhibit No.                         Description
-----------                         -----------

       10.6                Amendment No. 3 of Employment Agreement between
                             Amerihost Properties, Inc. and Michael P. Holtz

The following exhibits were included in the Registrant's Report on Form 10-Q filed November 7, 2000:

Exhibit No.                         Description
-----------                         -----------

10.10    Asset Purchase Agreement
10.11    Royalty Sharing Agreement
10.12    Development Agreement

The following exhibits are included in this Report on Form 10-K filed March 19, 2001:

Exhibit No.                         Description
-----------                         -----------

       10.13               Amendment No. 4 of Employment Agreement between
                             Amerihost Properties, Inc. and Michael P. Holtz
       21.1                Subsidiaries of the Registrant
       23.1                Consent of KPMG LLP
       23.2                Consent of BDO LLP

Reports on Form 8-K:

The Company reported a change in accounting firms on a Form 8-K dated October 10, 2000.

The Company filed a report on Form 8-K on November 1, 2000, notifying that on October 31, 2000, the Company released its earnings results for the three and nine months ended September 30, 2000. The filing included the Company's press release and related conference call outline for a call held on November 1, 2000, and a letter to its shareholders issued on November 3, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               AMERIHOST PROPERTIES, INC.

                                               By: /s/ Michael P. Holtz
                                                   -----------------------------
                                                   Michael P. Holtz
                                                   Chief Executive Officer

                                               By: /s/ James B. Dale
                                                   -----------------------------
                                                   James B. Dale
                                                   Chief Financial Officer
                  March 15, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Michael P. Holtz                            /s/ Reno J. Bernardo
--------------------------------------          --------------------------------
Michael P. Holtz, Director                      Reno J. Bernardo, Director
March 15, 2001                                  March 15, 2001


/s/ Russell J. Cerqua                           /s/ Jon K. Haahr
--------------------------------------          --------------------------------
Russell J. Cerqua, Director                     Jon K. Haahr, Director
March 15, 2001                                  March 15, 2001

/s/ Salomon J. Dayan                            /s/ Thomas Romano
--------------------------------------          --------------------------------
Salomon J. Dayan, Director                      Thomas Romano, Director
March 15, 2001                                  March 15, 2001

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Amerihost Properties, Inc.


We have audited the accompanying consolidated balance sheet of Amerihost Properties, Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated balance sheets and related consolidated statements of operations, shareholders' equity, and cash flows of Amerihost Properties, Inc. as of December 31, 1999 and 1998 and for the two-year period ended December 31, 1999 were audited by other auditors whose report dated March 8, 2000 expressed an unqualified opinion.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amerihost Properties, Inc. and subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




                                                               KPMG LLP


Chicago, Illinois
February 28, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To The Board of Directors of
Amerihost Properties, Inc.


We have audited the accompanying consolidated balance sheets of Amerihost Properties, Inc. and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amerihost Properties, Inc. and subsidiaries at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1998 the Company adopted Statement of Position (SOP) Number 98-5, "Reporting on the Costs of Start-Up Activities."




                                                             BDO Seidman, LLP


Chicago, Illinois
March 8, 2000


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
==========================================================================================


                                                              December 31,    December 31,
                                                                 2000             1999
                                                             -------------    -----------
                          ASSETS

Current assets:
    Cash and cash equivalents                                $  1,728,869   $  3,766,323
    Accounts receivable, less an allowance of $100,000
       at December 31, 2000 (including approximately
      $361,000 and $214,000 from related parties)               2,663,825      2,901,615
    Notes receivable, current portion (Note 2)                    618,485        568,485
    Prepaid expenses and other current assets                   1,013,053        971,836
    Refundable income taxes                                          --           56,876
    Costs and estimated earnings in excess of billings on
       uncompleted contracts with related parties (Note 3)        375,780        834,820
                                                             ------------   ------------

         Total current assets                                   6,400,012      9,099,955
                                                             ------------   ------------

Investments in and advances to unconsolidated
         hotel joint ventures (Notes 4 and 6)                   7,031,982      7,332,806
                                                             ------------   ------------


Property and equipment (Notes 6, 7 and 13):
    Land                                                       11,226,664      8,786,189
    Buildings                                                  60,122,758     56,670,991
    Furniture, fixtures and equipment                          21,393,936     17,758,161
    Construction in progress                                      850,238      1,062,888
    Leasehold improvements                                      2,875,379      1,990,822
    Assets held for sale                                             --        7,967,318
                                                             ------------   ------------
                                                               96,468,975     94,236,369

    Less accumulated depreciation and amortization             18,666,279     15,466,013
                                                             ------------   ------------
                                                               77,802,696     78,770,356
                                                             ------------   ------------

Notes receivable, less current portion (Note 2)                   801,346        692,662

Deferred income taxes (Note 9)                                  3,402,000      4,327,000

Other assets, net of accumulated amortization of
    $885,000 and $1,871,000 (Note 5)                            2,704,679      2,885,388
                                                             ------------   ------------
                                                                6,908,025      7,905,050

                                                             $ 98,142,715   $103,108,167
                                                             ============   ============




                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
=================================================================================================================


                                                                            December 31,             December 31,
                                                                                2000                     1999
                                                                          ---------------          --------------

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $     2,313,640               2,623,390
    Bank line-of-credit (Note 6)                                                3,408,133               7,560,214
    Accrued payroll and related expenses                                          775,714                 777,725
    Accrued real estate and other taxes                                         1,937,415               2,260,048
    Other accrued expenses and current liabilities                                306,146               1,127,504
    Current portion of long-term debt (Note 7)                                  1,698,538               1,567,643
    Income taxes payable                                                          132,420                    -
                                                                          ---------------          --------------

         Total current liabilities                                             10,572,006              15,916,524
                                                                          ---------------          --------------


Long-term debt, net of current portion (Note 7)                                56,905,152              58,781,609
                                                                          ---------------          --------------

Deferred income   (Note 13)                                                    12,196,330              14,001,231
                                                                          ---------------          --------------

Commitments and contingencies (Notes 8, 12 and 13)

Minority interests                                                                203,449                 228,235
                                                                          ---------------          --------------


Shareholders' equity (Notes 8 and 12):
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                                      -                       -
    Common stock, $.005 par value; authorized 25,000,000
       shares; issued and outstanding 4,979,244 shares at December 31,
       2000, and 4,968,673 shares at December 31, 1999                             24,896                  24,843
    Additional paid-in capital                                                 13,125,324              13,050,069
    Retained earnings                                                           5,552,433               1,542,531

                                                                          ---------------          --------------
                                                                               18,702,653              14,617,443
    Less:
         Stock subscriptions receivable (Note 8)                                 (436,875)               (436,875)

                                                                               18,265,778              14,180,568

                                                                          ---------------          --------------
                                                                          $    98,142,715          $  103,108,167
                                                                          ===============          ==============



                See notes to consolidated financial statements.


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
=====================================================================================================================

                                                               2000                  1999                   1998
                                                         ----------------       ---------------          ------------
Revenue (NOTE 10):
    Hotel operations:
         AmeriHost Inn hotels                            $     49,228,661       $    49,508,745       $    33,095,525
         Other hotels                                          12,123,035            12,587,253            14,232,886
    Development and construction                                6,982,678             6,431,995             8,968,111
    Management services                                         1,251,107             1,315,212             2,251,962
    Employee leasing                                            5,979,363             5,992,580            10,069,705
    Other                                                         586,276               222,187                     -
                                                         ----------------       ---------------          ------------
                                                               76,151,120            76,057,972            68,618,189
                                                         ----------------       ---------------          ------------
Operating costs and expenses:
    Hotel operations:
         AmeriHost Inn hotels                                  34,811,649            34,866,053            23,419,321
         Other hotels                                           9,858,175            10,260,074            11,348,680
    Development and construction                                6,901,617             5,398,384             8,463,341
    Management services                                           806,959               809,061             1,306,864
    Employee leasing                                            5,868,189             5,747,351             9,748,110
    Other                                                         489,064               786,658                     -
                                                         ----------------       ---------------          ------------
                                                               58,735,653            57,867,581            54,286,316

                                                         ----------------       ---------------          ------------
                                                               17,415,467            18,190,391            14,331,873

    Depreciation and amortization                               4,542,461             4,567,030             5,486,529
    Leasehold rents - hotels (Note 13)                          6,524,930             7,306,691             4,192,348
    Corporate general and administrative                        1,694,611             1,537,052             1,568,561

Operating income                                                4,653,465             4,779,618             3,084,435

Other income (expense):
    Interest expense                                           (5,605,550)           (6,031,759)           (6,113,369)
    Interest income                                               786,806               877,194               521,250
    Other income                                                  381,868               555,749               227,822
    Equity in net income and (losses) from
      unconsolidated joint ventures                              (101,872)             (160,837)             (240,868)
    Gain on sale of assets and franchising rights               6,663,124               553,298               305,484

                                                         ----------------       ---------------          ------------
Income (loss) before minority interests and income taxes        6,777,841               573,263            (2,215,246)

Minority interests in operations of
     consolidated subsidiaries and partnerships                   (60,939)             (212,672)              267,801
                                                         ----------------       ---------------       ---------------

Income (loss) before income taxes                               6,716,902               360,591            (1,947,445)

    Income tax (expense) benefit (Note 9)                      (2,707,000)             (160,000)              780,000
                                                         ----------------       ----------------      ---------------

Net income (loss) before extraordinary item and
    cumulative effect of change in accounting principle         4,009,902               200,591           (1,167,445)

Extraordinary item - early extinguishment of debt,
    net of income tax benefit (Note 13)                             -                      -                (332,738)
Cumulative effect of change in accounting principle,
    net of income tax benefit (Note 1)                              -                      -              (1,295,891)
                                                         ---------------        ---------------       --------------

Net income (loss)                                        $     4,009,902        $       200,591       $   (2,796,074)
                                                         ===============        ===============       ==============

Income (loss) per share - Basic before
    extraordinary item and accounting change             $          0.81        $          0.04       $        (0.19)
Net income (loss) per share - Basic                      $          0.81        $          0.04       $        (0.45)

Income (loss) per share - Diluted, before
    extraordinary item and accounting change             $          0.74        $          0.02       $        (0.20)
Net income (loss) per share - Diluted                    $          0.74        $          0.02       $        (0.45)


                 See notes to consolidated financial statements.



                                                             AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998




                                                                                                              Stock
                                                                                                             subscrip-
                                                            Common stock        Additional                    tions        Total
                                                      -----------------------    paid-in       Retained     and notes  shareholders'
                                                         Shares        Amount    capital       earnings    receivable      equity
                                                         ------        ------    -------       --------    ----------      ------




BALANCE AT JANUARY 1, 1998                            6,212,925     $  31,065   $17,860,655  $  4,138,014   $(436,875)  $21,592,859

   Acquisition of common stock (Note 8)                (123,550)         (618)     (480,810)            -           -      (481,428)
   Shares issued for compensation                           175             1           450             -           -           451
   Net loss for the year ended December 31, 1998              -             -             -    (2,796,074)          -    (2,796,074)
                                                      ---------     ---------   -----------  ------------   ---------   ------------
BALANCE AT DECEMBER 31, 1998                          6,089,550     $  30,448   $17,380,295  $  1,341,940   $(436,875)  $18,315,808

   Acquisition of common stock (Note 8)              (1,121,002)       (5,606)   (4,330,558)            -           -    (4,336,164)
   Shares issued for compensation                           125             1           332             -           -           333
   Net income for the year ended December 31, 1999            -             -             -       200,591           -       200,591

                                                      ---------     ---------   -----------  ------------   ---------   ------------
BALANCE AT DECEMBER 31, 1999                          4,968,673     $  24,843   $13,050,069  $  1,542,531   $(436,875)  $14,180,568

   Shares issued for compensation                        10,571            53        75,255             -           -        75,308
   Net income for the year ended December 31, 2000            -             -             -     4,009,902                 4,009,902

                                                      ---------     ---------   -----------  ------------   ---------   ------------
BALANCE AT DECEMBER 31, 2000                          4,979,244     $  24,896   $13,125,324  $  5,552,433   $(436,875)  $18,265,778
                                                      =========     =========   ===========  ============   =========   ===========









                 See notes to consolidated financial statements.



                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

====================================================================================================================

                                                               2000                    1999                    1998
                                                          ---------------      ----------------       ---------------

Cash flows from operating activities:

    Cash received from customers                          $    77,110,459       $    80,716,593       $    71,281,629
    Cash paid to suppliers and employees                      (69,503,958)          (76,876,079)          (58,610,075)
    Interest received                                             883,422               729,089               976,771
    Interest paid                                              (5,679,212)           (6,076,002)           (6,089,595)
    Income taxes (paid) refunds received                       (1,592,704)              621,319            (2,150,460)

                                                          ---------------      ----------------       ---------------
Net cash provided by (used in) operating activities             1,218,007              (885,080)            5,408,270
                                                          ---------------      ----------------       ---------------

Cash flows from investing activities:

    Distributions, and collections on advances,
         from affiliates                                        2,712,840               967,465             2,805,517
    Purchase of property and equipment                        (10,433,566)           (2,102,832)          (42,182,698)
    Purchase of investments in, and advances
         to, minority owned affiliates                         (2,715,495)           (3,124,618)           (2,790,036)
    Acquisitions of partnership interests,
         net of cash acquired                                        -                 (260,648)           (8,358,145)
    Collections on notes receivable                                91,315               138,876             1,465,378
    Preopening and management contract costs                         -                     -                 (223,230)
    Proceeds from sale of assets and franchising rights        13,072,813            16,726,198            64,838,108

                                                          ---------------      ----------------       ---------------
Net cash provided by investing activities                       2,727,907            12,344,441            15,554,894
                                                          ---------------       ---------------       ---------------

Cash flows from financing activities:

    Proceeds from issuance of long-term debt                    4,696,807             7,203,482            31,593,918
    Principal payments on long-term debt                       (6,442,369)          (20,328,540)          (49,875,365)
    Net (repayments) borrowings of line of credit              (4,152,081)            5,599,002               671,504
    Distributions to minority interests                           (85,725)             (324,985)             (731,691)
    Proceeds from issuance of common stock                           -                      333                   451
    Common stock repurchases                                         -               (4,336,164)             (477,650)

                                                          ---------------      ----------------       ---------------
Net cash used in financing activities                          (5,983,368)          (12,186,872)          (18,818,833)

                                                          ---------------      ----------------       ---------------
Net (decrease) increase in cash and cash equivalents           (2,037,454)             (727,511)            2,144,331

Cash and cash equivalents, beginning of year                    3,766,323             4,493,834             2,349,503

                                                          ---------------      ----------------       ---------------
Cash and cash equivalents, end of year                    $     1,728,869       $     3,766,323       $     4,493,834
                                                          ===============       ===============       ===============


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
=====================================================================================================================

                                                                2000                   1999                    1998
                                                          ---------------        --------------         -------------

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

Net income (loss)                                         $     4,009,902        $      200,591         $  (2,796,074)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

    Depreciation and amortization                               4,542,461             4,567,030             5,486,529
    Equity in net income (loss) of unconsolidated joint
         ventures and amortization of deferred income             101,872               160,837               240,868
    Minority interests in operations of consolidated
         subsidiaries and partnerships                             60,939               212,672              (267,801)
    Amortization of deferred interest and loan discount              -                   34,045                45,393
    Bad debt expense (recoveries)                                 192,351              (150,000)                 -
    Issuance of common stock and common stock options              75,308                  -                     -
    Gains on sale of assets and franchising rights             (6,663,124)             (528,297)             (305,484)
    Deferred income taxes                                         925,000              (423,000)           (4,012,000)
    Amortization of deferred income                            (1,487,118)           (1,462,096)             (643,726)
    Extraordinary item and cumulative effect of change
         in accounting principle                                     -                     -                2,157,195

    Changes in assets and liabilities, net of effects of acquisitions:

         (Increase) decrease in accounts receivable                95,439               156,910             1,017,942
         Increase in prepaid expenses and other
           current assets                                         (41,217)             (211,565)             (612,070)
         Decrease in refundable income taxes                      189,296             1,204,318             1,081,540
         Decrease (increase) in costs and estimated earnings
           in excess of billings                                  459,040              (184,962)            1,263,245
         (Increase) decrease in other assets                      (72,303)             (358,890)            1,494,948
         Increase in assets held for sale                            -                 (959,002)                 -

         Decrease in accounts payable                            (309,750)           (3,035,113)              (46,020)
         (Decrease) increase in accrued payroll and other
           accrued expenses and current liabilities              (905,846)              (37,645)              713,282
         Decrease in accrued interest                             (73,852)              (78,288)              (21,619)
         Increase in deferred income                              119,609                 7,375               612,122

                                                          ---------------        --------------         -------------
Net cash provided by (used in) operating activities       $     1,218,007        $     (885,080)        $   5,408,270
                                                          ===============        ==============         =============

                See notes to consolidated financial statements.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

================================================================================

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Organization and Business:
         --------------------------

         Amerihost Properties, Inc. and its subsidiaries (collectively, where appropriate, "Amerihost," or the "Company") was incorporated under the laws of Delaware on September 19, 1984. The Company is engaged in the development, construction and sale of AmeriHost Inn hotels, and the ownership, operation and management of both AmeriHost Inn hotels and other hotels (Note 15). The AmeriHost Inn brand is used by the Company to provide for the consistent, cost-effective development and operation of mid-price hotels in various markets. All AmeriHost Inn hotels are designed and developed using a 60 to 120 room, interior corridor and indoor pool prototype design and are located in tertiary and secondary markets.

         The Company's operations are seasonal by nature. The Company's hotel revenues are generally greater in the second and third calendar quarters than in the first and fourth quarters, due to weather conditions in the markets in which the Company's hotels are located, as well as general business and leisure travel trends.

         Principles of consolidation:
         ----------------------------

         The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and entities in which the Company has a majority or controlling ownership interest. All significant intercompany accounts and transactions have been eliminated.

         Construction accounting:
         ------------------------

         Development fee revenue from construction/renovation projects with unaffiliated third parties or entities in which the Company has a minority ownership interest is recognized using the percentage-of-completion method.

         Construction  fee revenue from  construction/renovation  projects  with unaffiliated third parties or entities in which the Company has a minority ownership interest is recognized on the percentage-of-completion method, generally based on the ratio of costs incurred to estimated total contract costs. Revenue from contract change orders is recognized to the extent costs incurred are recoverable. Profit recognition begins when construction reaches a progress level sufficient to estimate the probable outcome. Provision is made for anticipated future losses in full at the time they are identified.

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

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

================================================================================


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED):

         Fair values of financial instruments:
         -------------------------------------

         The carrying values reflected in the consolidated balance sheet at December 31, 2000 and 1999 reasonably approximate the fair values for cash and cash equivalents, accounts and contracts receivable and payable, and variable rate long-term debt. The carrying value of the note receivable approximates its fair value based upon the estimated fair value of the underlying collateral (Note 2). The Company estimates that the fair value of its fixed rate long-term debt at December 31, 2000 approximates the carrying value considering the property specific nature of the notes. In making such assessments, the Company considered the current rate at which the Company could borrow funds with similar remaining maturities and discounted cash flow analyses as appropriate.

         Investments:
         ------------

         Investments in entities in which the Company has a non-majority, non-controlling ownership interest are accounted for using the equity method, under which method the original investment is adjusted for the Company's share of operations, and is reduced by distributions when received.

         Property and equipment:
         -----------------------

         Property and equipment are stated at cost. Repairs and maintenance are charged to expense as incurred and renewals and betterments are capitalized. Depreciation is being provided for assets placed in service, principally by use of the straight-line method over their estimated useful lives. Leasehold improvements are being amortized by use of the straight-line method over the term of the lease. Construction period interest in the amount of $100,275, $121,238 and $176,920 was capitalized in 2000, 1999 and 1998, respectively, and is included in property and equipment.

         For each classification of property and equipment, depreciable periods are as follows:

                  Building                                   31.5-39 years
                  Furniture, fixtures and equipment              5-7 years
                  Leasehold improvements                        3-28 years

         The Company sells hotel assets in the ordinary course of business as part of its hotel development strategy. However, due to the uncertainties associated with pending sales, the Company does not specifically identify hotel assets as held for sale, unless they are actively marketed and expected to sell within one year. As of December 31, 1999, assets held for sale included specific hotels which had opened within the previous twelve months and which were being actually marketed to sell. Due to the Company's limited history in selling hotels, the Company has classified the net gain from the sale of hotels as gain on sale of assets in the accompanying consolidated financial statements.

         Other assets:
         -------------

         Deferred lease costs:

         Deferred lease costs represents the amounts paid for the acquisition of leasehold interests for certain hotels. These costs are being amortized by use of the straight-line method over the terms of the leases.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

================================================================================


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED):

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

         Preopening costs:
         -----------------

         The Company follows Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," which requires the preopening costs to be expensed as incurred. The Company adopted SOP 98-5 in 1998, resulting in the write-off of previously capitalized costs, net of an income tax benefit of approximately $864,000, as a cumulative effect of a change in accounting principle.

         Deferred income:
         ----------------

         Deferred income includes the gain from the sale of 29 hotels in 1998 and 1999 which were simultaneously leased-back (Note 13). This gain was being recognized on a straight-line basis over the 10-year term of the lease as an adjustment to leasehold rent expense (Note 16).

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

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

================================================================================


1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


         The calculation of basic and diluted earnings per share for each of the three years ended December 31 is as follows:
                                                       2000                 1999               1998
                                                   ---------------     ----------------     ----------------
         Income (loss), before extraordinary
            item and cumulative effect of change
            in accounting principle                   $  4,009,902       $      200,591       $   (1,167,445)

         Extraordinary item (Note 13)                         -                    -                (332,738)
         Accounting change (Note 1)                           -                    -              (1,295,891)
                                                      ------------        -------------      --------------- -

         Net income (loss)                               4,009,902              200,591           (2,796,074)

         Impact of convertible partnership interests      (117,028)             (88,117)            (157,333)
                                                      ------------      ---------------       --------------
         Net income (loss) available to common
             shareholders                             $   3,892,874      $      112,474       $   (2,953,407)
                                                      =============      ==============       ==============


         Weighted average common shares
            outstanding                                  4,976,236            5,566,957            6,180,279
         Dilutive effect of:
            Convertible partnership interests              249,350              249,350              332,579
            Stock options                                   46,266               40,373                  -
                                                     -------------       --------------       --------------
         Dilutive common shares outstanding              5,271,852            5,856,680            6,512,858
                                                     =============       ==============       ==============


         Income (loss) per share - Basic, before
            extraordinary item and accounting change  $       0.81       $         0.04       $        (0.19)

            Extraordinary item                                -                    -                   (0.05)
            Accounting change                                 -                    -                   (0.21)
                                                      ------------       --------------       --------------
         Net income (loss) per share - Basic          $       0.81       $         0.04       $        (0.45)
                                                      ============       ==============       ==============

         Income (loss) per share - Diluted, before
            extraordinary item and accounting change  $       0.74       $         0.02       $        (0.20)

            Extraordinary item                                -                    -                   (0.05)
            Accounting change                                 -                    -                   (0.20)
                                                      ------------       --------------       --------------
         Net income (loss) per share - Diluted        $       0.74       $         0.02       $        (0.45)
                                                      ============       ==============       ==============


         Advertising:
         ------------

         The costs of advertising, promotion and marketing programs are charged to operations in the year incurred. These costs were approximately $1,418,000, $1,514,000 and $1,883,000 for the years ended December 31,
         2000, 1999 and 1998.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

================================================================================

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED):

         Use of Estimates:
         -----------------

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

         Asset impairments:
         ------------------

         The Company periodically reviews the carrying value of certain of its long-lived assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected cash flows of such assets to determine if such sum is less than the carrying value of such assets to ascertain if an impairment exists. If an impairment exists, the Company would determine the fair value by using quoted market prices, if available for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets. During 2000, the Company reduced the carrying value of an investment in a joint venture by approximately $110,000 in connection with such review. The adjustment is reflected in the equity in income of unconsolidated joint ventures line in the accompanying consolidated financial statements.

2.       NOTES RECEIVABLE:

         Notes receivable consists of:                  2000            1999
                                                   ------------     ------------

         Diversified Innkeepers, Inc.              $  1,069,831     $  1,261,147
         Other notes                                    350,000             -
                                                   ------------     ------------
                                                      1,419,831        1,261,147

               Less current portion                     618,485          568,485
                                                   ------------     ------------
         Notes receivable, less current portion    $    801,346     $    692,662
                                                   ============     ============

         In connection with the purchase of management contracts from Diversified Innkeepers, Inc. ("Diversified") in a prior year, the Company accepted notes to provide financing to the shareholders of Diversified, collateralized by 125,000 shares of the Company's common stock, a limited partnership interest in a hotel, a second mortgage on another hotel property, and personal guarantees by the shareholders. The notes provide for monthly payments of $16,250, including interest at the rate of 10% per annum, and were due September 30, 2000. The Company currently has an agreement with the shareholders of Diversified whereby the current portion of this note will be repaid in 2001 upon the sale of a hotel owned by the shareholders of Diversified, with the remaining balance to be converted to an investment in another hotel owned by the shareholders of Diversified. The Company will have a preferred position with respect to the new partnership interest. Management believes that the entire balance is collectible.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

================================================================================

3.       COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED
         CONTRACTS:

         Information regarding contracts-in-progress is as follows at December 31, 2000 and 1999:

                                                              2000         1999
                                                            ---------  ---------

               Costs incurred on uncompleted contracts      $ 206,108  $ 319,465

               Estimated earnings                             169,672    515,355
                                                            ---------  ---------
                                                              375,780    834,820

               Less billings to date                                -          -

               Costs and estimated earnings in excess of
                  billings on uncompleted contracts         $ 375,780  $ 834,820
                                                            =========  =========

4.       INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED HOTEL JOINT VENTURES:

         The Company has ownership interests, ranging from 1% to 37.2%, in general partnerships, limited partnerships and limited liability companies formed for the purpose of owning and operating hotels. These investments are accounted for using the equity method. The Company had investments in 15 hotels at December 31, 2000, with a total balance of ($1,462,234), and 18 hotels at December 31, 1999 with a total balance of ($764,156).

         The Company advances funds to hotels in which the Company has a minority ownership interest for working capital and construction purposes. The advances bear interest ranging from the prime rate to 10% per annum and are due on demand. The Company expects the partnerships to repay these advances through cash flow generated from hotel operations and mortgage financing. The advances were $8,494,216 and $8,096,963 at December 31, 2000 and 1999, respectively, and are included in investments in and advances to unconsolidated hotel joint ventures on the accompanying consolidated balance sheets.

         During 1999, the Company acquired an additional partnership interest in one hotel, resulting in this hotel being 100% owned by the Company subsequent to the acquisition date. The following is a summary of the acquisition:


                                                               1999
                                                           ------------
               Fair value of assets acquired               $  1,916,070
               Cash paid, net of cash acquired,
                 and redemption of note receivable            (260,648)
                                                           ------------
               Liabilities assumed                         $  1,655,422
                                                           ============

         In addition, the Company purchased 11 hotels in 1998 from entities in which the Company held a minority ownership position, for a total purchase price of $26.7 million, including the assumption of $13.1 million in mortgage debt.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

================================================================================


4.       INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED HOTEL JOINT VENTURES
         (CONTINUED):

         The following represents unaudited condensed financial information for all of the Company's investments in affiliated companies accounted for under the equity method at December 31, 2000, 1999 and 1998.


                                                        2000                1999                 1998
                                                    --------------      ---------------        -------------

               Current assets                        $     787,037       $    1,211,864       $    2,174,945
               Noncurrent assets                        32,703,002           35,420,633           38,398,391
               Current liabilities                       4,550,271            5,240,776           10,028,804
               Noncurrent liabilities                   31,282,189           31,494,212           27,363,973
               Equity (deficit)                         (2,347,421)            (102,491)           3,180,559

               Gross revenue                            14,253,813           15,210,884           14,995,050
               Gross operating profit                    3,944,469            4,853,626            4,787,471
               Depreciation and amortization             2,201,762            2,422,002            2,653,699
               Net loss                                   (100,027)          (1,586,557)            (630,097)


5.       OTHER ASSETS:

         Other assets, net of accumulated amortization, at December 31, 2000 and 1999 are comprised of the following:


                                                                2000                1999
                                                            ------------      -------------
               Deposits, franchise fees and other assets    $  1,406,444      $   1,552,639
               Deferred loan costs                             1,072,616          1,054,836
               Deferred lease costs                              225,619            277,913
                                                            ------------      -------------
                       Total                                $  2,704,679      $  2,885,388
                                                            ============      =============

6.       BANK LINE-OF-CREDIT:

         The Company has a $8,500,000 bank operating line-of-credit, of which $3,408,133 and $7,560,214 was outstanding at December 31, 2000 and 1999, respectively. The operating line-of-credit is collateralized by a security interest in certain of the Company's assets, including its interests in various joint ventures, bears interest at an annual rate equal to the bank's base lending rate (9.5% at December 31, 2000) plus one-half of one percent with a floor of 7.5%, and matures August 15, 2001. The line-of-credit note contains financial covenants, requiring a minimum net worth, a maximum debt to net worth ratio, and a minimum debt service coverage ratio. The Company was in compliance with these covenants as of December 31, 2000. The Company's intends to repay the entire outstanding balance in 2001 with cash flow from operations, proceeds from the sale of hotels, and incentive payments received in connection with the Cendant agreement.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

================================================================================


7.       LONG-TERM DEBT:


         Long-term debt consists of:                                           2000               1999
                                                                        ---------------      ---------------
         Mortgage notes maturing 2002 through 2018, with a
               weighted average interest rate of 8.40%                   $   58,581,769       $   60,265,543

         Other                                                                   21,921               83,709
                                                                         --------------       --------------

                                                                             58,603,690           60,349,252

         Less current portion                                                 1,698,538            1,567,643
                                                                         --------------       --------------
                                                                         $   56,905,152       $   58,781,609
                                                                         ==============       ==============

         The mortgage notes are collateralized by certain hotel properties. The notes provide for monthly payments of principal and interest, with interest on the fixed rate notes ranging from 7.5% to 9.25% (weighted average interest rate of 8.11% at December 31, 2000), and interest on the floating rate notes ranging from prime minus 0.25% to prime plus 1.25% (weighted average interest rate of 9.41% at December 31, 2000).

         Certain of the mortgage notes provide for financial covenants, principally minimum net worth requirements and minimum debt to equity ratios. At December 31, 2000, the Company was not in compliance with the minimum debt service coverage ratio contained in two mortgage loans aggregating approximately $2.5 million, however the Company has obtained waivers with respect to the violations. In addition, two joint ventures where the Company has guaranteed the mortgage debt were not in compliance with the minimum debt service coverage ratio covenant contained in the mortgage loans. The joint ventures have obtained waivers from the lenders regarding these violations.

         The aggregate maturities of long-term debt are approximately as follows:

                   Year Ending December 31,                 Amount
                   ------------------------          -----------------
                             2001                    $       1,698,538
                             2002                            5,825,301
                             2003                            9,148,155
                             2004                            6,356,858
                             2005                            2,083,206
                          Thereafter                        33,491,632
                                                     -----------------
                                                     $      58,603,690
                                                     =================

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

         Non-employee stock options and warrants:
         ----------------------------------------

         In connection with a financial relations consulting agreement, the Company issued options in 1998 to acquire 5,000 shares of common stock at an exercise price of $4.50 per share, expiring March 2001.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

================================================================================


8.       SHAREHOLDERS' EQUITY (CONTINUED):

         The Company has issued options to acquire shares of the Company's common stock to certain of its partners in various hotel joint ventures referred to in Note 4. At December 31, 2000, options to purchase 125,000 shares of common stock are outstanding with an exercise price of $3.794 per share and are exercisable through October 2005. The Company has accounted for these options in accordance with FASB Statement No. 123. In connection with this issuance, the Company cancelled previously issued options to purchase 60,000 shares of common stock.

         Limited partnership conversion rights:
         --------------------------------------

         The Company is a general partner in two partnerships where the limited partners have the right at certain times and under certain conditions to convert their limited partnership interests into 168,100 shares of the Company's common stock. These conversion rights will expire in 2001 as the Company acquires these limited partner interests (Note 13).

         Stock subscriptions receivable:
         -------------------------------

         In connection with the Diversified transaction (Note 2), the Company issued 125,000 stock options which were exercised in January 1993, in consideration for a secured promissory note in the amount of $436,875 with interest at 6.5% per annum, collateralized by the 125,000 shares of common stock issued upon the exercise of the options and limited partnership interests. The total principal balance is due the earlier of the date the stock is sold or the related management contracts are terminated. This note receivable has been classified as a reduction of shareholders' equity on the accompanying consolidated balance sheets.

9.       TAXES ON INCOME:

         The provision for income taxes (benefit) in the consolidated statements of operations are as follows:


                                                       2000                1999                1998
                                                    --------------     ---------------      --------------

                Current                              $   1,782,000      $      583,000       $   3,232,000

                Deferred                                   925,000            (423,000)         (4,012,000)
                                                     -------------      --------------       -------------
                Income tax expense (benefit), before
                   extraordinary item and cumulative
                   effect of change in accounting
                   principle                             2,707,000             160,000            (780,000)

                Extraordinary item                            -                   -               (231,000)
                Accounting change                             -                   -               (864,000)
                                                    --------------      --------------       -------------
                Income tax expense (benefit)        $    2,707,000      $      160,000       $  (1,875,000)
                                                    ==============      ==============       =============

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

================================================================================


9.       TAXES ON INCOME (CONTINUED):

         Temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes that give rise to a net deferred income tax asset relate to the following:


                                                                            2000               1999
                                                                       ---------------      --------------
                Deferred income recognized for tax purposes
                    and deferred for financial reporting purposes       $      420,000             385,000

                Gain on sale/leaseback transaction recognized
                    for tax purposes and deferred for financial
                    reporting purposes                                       4,581,000           3,911,000


                Start-up costs capitalized for tax purposes and
                    expensed for financial reporting purposes                  192,000             292,000

                Differences in the basis of investments, property and
                    equipment from partner acquisitions and due
                    to majority owned partnerships consolidated for
                    financial reporting purposes but not for tax purposes     (612,000)            818,000
                                                                         -------------        ------------
                                                                             4,581,000           5,406,000

                Cumulative depreciation differences                         (1,179,000)         (1,079,000)
                                                                        --------------       -------------

                                                                        --------------       -------------
                Net deferred income tax asset                           $    3,402,000       $   4,327,000
                                                                        ==============       =============

         A valuation allowance has not been recorded to reduce the deferred tax assets, as the Company expects to realize all components of the deferred tax asset in future periods.

         The following reconciles income tax expense for 2000 at the federal statutory tax rate with the effective rate:


                                                       2000                1999                 1998
                                                    --------------     ---------------      --------------
                Income taxes at the
                  federal statutory rate                     34.0%               34.0%             (34.0%)

                State taxes, net of federal tax benefit       6.3%               10.4%              (6.0%)
                                                      -----------        ------------         -----------

                Effective tax rate                           40.3%               44.4%             (40.0%)
                                                      ===========        =============        ===========

10.      RELATED PARTY TRANSACTIONS:

         The following table summarizes related party revenue recorded in 2000 from various unconsolidated partnerships in which the Company has an ownership interest:


                                                       2000                1999                 1998
                                                    --------------     ---------------      --------------
                Development revenue                  $   6,982,678      $    1,173,054       $   8,968,111
                Hotel management revenue                 1,025,632           1,005,201           1,705,202
                Employee leasing revenue                 4,275,476           4,001,188           7,763,485
                Other                                      586,276              41,313                -
                Interest income                            516,511             601,477             530,364

         The Company eliminates its proportionate ownership interest in these revenues in consolidation.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

================================================================================


11.      BUSINESS SEGMENTS:

         The Company's business is primarily involved in four segments: (1) hotel operations, consisting of the operations of all hotels in which the Company has a 100% or majority ownership or leasehold interest, (2) hotel development, consisting of development, construction and renovation activities, (3) hotel management, consisting of hotel management activities, and (4) employee leasing, consisting of the leasing of employees to various hotels.

         Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, operating income, identifiable assets, capital expenditures and depreciation and amortization for each business segment, which is the information utilized by the Company's decision makers in managing the business:

         Revenues                                       2000                1999                1998
         --------                                     ------------       -------------        ------------

                Hotel operations                     $  61,351,696      $   62,095,998       $  47,328,411
                Hotel development                        6,982,678           6,431,995           8,968,111
                Hotel management                         1,251,107           1,315,212           2,251,962
                Employee leasing                         5,979,363           5,992,580          10,069,705
                Other                                      586,276             222,187                -
                                                     -------------      --------------       -------------
                                                     $  76,151,120      $   76,057,972       $  68,618,189
                                                     =============      ==============       =============

         Operating costs and expenses
         ----------------------------

                Hotel operations                     $  44,669,824      $   45,126,127       $  34,768,011
                Hotel development                        6,901,617           5,398,384           8,463,341
                Hotel management                           806,959             809,061           1,306,864
                Employee leasing                         5,868,189           5,747,351           9,748,110
                Other                                      489,064             786,658                 -
                                                     -------------      --------------      --------------
                                                     $  58,735,653      $   57,867,581       $  54,286,316
                                                     =============      ==============       =============

         Operating income
         ----------------

                Hotel operations                     $   5,737,820      $    5,249,019       $   3,467,430
                Hotel development                           62,871           1,009,720             426,426
                Hotel management                           399,771             448,710             543,748
                Employee leasing                           108,812             242,309             317,668
                Other                                       92,812            (566,857)               -
                Corporate                               (1,748,621)         (1,603,283)         (1,670,837)
                                                     -------------      --------------       -------------
                                                     $   4,653,465      $    4,779,618       $   3,084,435
                                                     =============      ==============       =============






                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

================================================================================


11.      BUSINESS SEGMENTS (CONTINUED):

                Identifiable assets                     2000                1999                 1998
                --------------------                  ------------       -------------        ------------

                Hotel operations                     $  92,406,355      $   94,606,864       $ 104,076,512
                Hotel development                          660,620           1,272,184           2,309,240
                Hotel management                           (42,842)            674,489             899,660
                Employee leasing                           329,833             494,806             978,985
                Other                                         -                164,485                -
                Corporate                                4,788,749           5,895,339           7,016,391
                                                     -------------      --------------       -------------
                                                     $  98,142,715      $  103,108,167       $ 115,280,788
                                                     =============      ==============       =============

         Capital Expenditures
         --------------------

                Hotel operations                     $  10,253,713      $    1,920,734       $  42,039,772
                Hotel development                            7,942               2,091              54,065
                Hotel management                            34,161              69,697              58,659
                Employee leasing                             5,831                -                  3,288
                Other                                       17,422              29,335                -
                Corporate                                  114,497              80,975              26,914
                                                     -------------      --------------       -------------
                                                     $  10,433,566      $    2,102,832       $  42,182,698
                                                     =============      ==============       =============

         Depreciation/Amortization
         -------------------------

                Hotel operations                     $   4,419,121      $    4,414,161       $   4,900,632
                Hotel development                           18,189              23,891              78,343
                Hotel management                            44,377              57,441             401,351
                Employee leasing                             2,362               2,921               3,927
                Other                                        4,400               2,387                -
                Corporate                                   54,012              66,229             102,276
                                                     -------------      --------------       -------------
                                                     $   4,542,461      $    4,567,030       $   5,486,529
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

         The Company has granted to various key employees, non-qualified options to purchase shares of common stock with exercise prices ranging from $3.56 to $6.50 per share. The exercise price is the market price on the date of grant. At December 31, 2000, options to purchase 1,029,333 shares of common stock are outstanding. These options are currently exercisable and expire through September 2007.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

================================================================================


12.      STOCK BASED COMPENSATION (CONTINUED):

         In 1997, the Company granted to two officers, options to purchase 65,625 shares of common stock with an exercise price of $1.53 per share. These options are currently exercisable and expire in February 2007. Pursuant to APB Opinion 25, the Company recognized $301,465 in compensation expense in 1997 as a result of this below-market grant.

         The following table summarizes the employee stock options granted, exercised and outstanding:

                                                                                        Weighted Average
                                                                     Shares              Exercise Price
                                                                  -------------         ----------------
                  Options outstanding January 1, 1998                 1,245,958             $     4.42
                       Forfeitures                                     (129,000)                  5.82
                       Options granted                                  488,600                   5.72
                                                                  -------------             ----------
                  Options outstanding December 31, 1998               1,605,558                   4.71
                       Forfeitures                                     (156,500)                  5.30
                       Options granted                                  157,000                   3.44
                                                                  -------------             ----------
                  Options outstanding December 31, 1999               1,606,058                   4.52
                       Forfeitures                                      (80,000)                  3.57
                       Options granted                                  238,500                   3.23
                                                                  -------------             ----------
                  Options outstanding December 31, 2000               1,764,558             $     4.39
                                                                  =============             ==========
                  Options exercisable December 31, 2000               1,593,391             $     4.52
                                                                  ==============            ==========


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


                                                              2000                 1999                 1998
                                                         --------------       --------------     ------------------
               Grant-date fair value per share:
                    Options issued at market              $        1.67        $        1.47      $          2.76
               Weighted average exercise prices:
                    Options issued at market              $        3.38        $        3.47      $          5.72

               Significant assumptions (weighted-average):
                    Risk-free interest rate at grant date         6.50%                5.17%                5.74%
                    Expected stock price volatility                0.30                 0.40                 0.41
                    Expected dividend payout                        n/a                  n/a                  n/a
                    Expected option life (years) (a)               8.28                 6.00                 6.00

               Net income (loss):
                    As reported                           $   4,009,902        $     200,591      $    (2,796,074)
                    Pro forma                             $   3,757,451        $     (30,927)     $    (3,422,385)

               Net income (loss) per share - Basic:
                    As reported                           $         0.81       $       0.04       $        (0.45)
                    Pro forma                             $         0.76       $      (0.01)      $        (0.55)
               Net income (loss) per share - Diluted:
                    As reported                           $         0.74       $       0.02       $        (0.45)
                    Pro forma                             $         0.69       $      (0.02)      $        (0.55)

(a) The expected option life considers historical option exercise patterns and future changes to those exercise patterns anticipated at the date of grant.


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

================================================================================


12.      STOCK BASED COMPENSATION (CONTINUED):

         The following table summarizes information about employee stock options outstanding at December 31, 2000:

                                         Options Outstanding                              Options Exercisable
                              ------------------------------------------------         ---------------------------
                                                 Weighted
                                                  Average           Weighted                            Weighted
             Range of           Number           Remaining           Average              Number         Average
          Exercise Prices     Outstanding    Contractual Life    Exercise Price         Exercisable  Exercise Price
          ---------------     -----------    ----------------    --------------         -----------  --------------

           $ 1.53 to 4.38     1,145,125            7.04   Years         $3.44             973,958            $3.48
           $ 5.75 to 7.81       619,433            6.71                  6.15             619,433             6.15
           --------------       -------            ----                  ----             -------             ----
           $ 1.53 to 7.81     1,764,558            6.91                 $4.39           1,593,391            $4.52
           ==============     =========            ====                 =====           =========            =====


13.      COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

         Office lease:
         -------------

         The Company entered into an operating lease for its existing office facilities which expires December 2011. The lease provides for monthly payments of approximately $28,500 plus common area maintenance and real estate tax prorations beginning in Janaury 2002. The lease also provides for an exclusive, two-year option to purchase the building at the estimated fair value of $6,400,000.

         Sale/leaseback of hotels:
         -------------------------

         On June 30, 1998, the Company completed the sale of 26 AmeriHost Inn hotels to a Real Estate Investment Trust ("REIT") for $62.2 million. The Company completed the sale of four additional AmeriHost Inn hotels to the same REIT in March 1999. Upon the respective sales to the REIT, the Company entered into agreements to lease back the hotels for an initial term of ten years, with two five year renewal options. The lease payments are fixed at 10% of the sale price for the first three years. Thereafter, the lease payments are subject to a CPI increase with a 2% annual maximum. In 1998, the Company recorded an extraordinary loss of $333,000, net of income tax benefit of approximately $231,000, relating to the early extinguishment of mortgage debt on hotels sold in connection with the sale/leaseback transaction. On June 16, 2000, one hotel owned by the REIT was sold. Accordingly, the lease with the REIT for this hotel was terminated. The remaining unamortized gain of approximately $402,000 was recognized as a gain on sale of property in the accompanying consolidated financial statements.

         Hotel leases:
         -------------

         Including the hotels leased from the REIT, the Company leases 32 hotels as of December 31, 2000, the operations of which are included in the Company's consolidated financial statements. All of these leases are triple net and provide for monthly base rent payments ranging from $14,000 to $27,000. The Company subleases one of these hotels from a partnership in which the Company owns an equity interest of 16.33%. This lease also provides for additional rent payments of $74,000 per annum, plus percentage rents computed on room revenues in excess of stipulated amounts. The leases expire through March 2014.

         The three leases, other than the REIT leases, provide for an option to purchase the hotel. The purchase prices are based upon a fixed amount approximately the fair value at the lease commencement, subject to increases in the CPI index. At December 31, 2000, the aggregate purchase price for these leased hotels was approximately $11,500,000.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

================================================================================


13.      COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED):

         Total rent expense for all operating leases was approximately $6,892,000, $7,542,000, and $4,407,000 in 2000, 1999, and 1998,
         respectively, including approximately $686,000, $811,000, and $993,000 in 2000, 1999, and 1998, respectively, to entities in which the Company has a minority ownership interest. Minimum future rent payments under all operating leases are as follows:

                Year Ending December 31,
                ------------------------

                        2001                                     $   7,709,000
                        2002                                         7,730,000
                        2003                                         7,654,000
                        2004                                         7,489,000
                        2005                                         7,497,000
                        Thereafter                                  23,643,000
                                                                --------------
                                                                 $  61,722,000
                                                                 =============

         Limited partnership guaranteed distributions:
         ---------------------------------------------

         The Company is a general partner in three partnerships where the Company has guaranteed minimum annual distributions to the limited partners in the amount of 10% of their original capital contributions. On September 18, 2000, the Company finalized the terms of the purchase of the remaining ownership interests from its partners in these three existing joint ventures for a total of $2,444,800. One of these acquisitions was completed in January 2001, with the remaining two to be completed on or before December 31, 2001.

         Guarantees:
         -----------

         The Company has provided approximately $12.4 million in guarantees as of December 31, 2000 on mortgage loan obligations for nine joint ventures in which the Company holds a minority equity interest, which expire at various dates through February 2019. Other partners have also guaranteed portions of the same obligations. The partners of one of the partnerships have entered into a cross indemnity agreement whereby each partner has agreed to indemnify the others for any payments made by any partner in relation to the guarantee in excess of their ownership interest.

         The Company is secondarily liable for the obligations and liabilities of the limited partnerships and limited liability corporations in which it holds a general partnership or managing member ownership interest as described in Note 4.

         Construction in progress:
         -------------------------

         As of December 31, 2000, the Company had entered into non-cancelable sub-contracts for approximately $565,000 in connection with the construction of one hotel, representing a portion of the total estimated construction costs for this hotel. These commitments will be funded through construction and long-term mortgage financing currently in place.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

================================================================================


13.      COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED):

         Employment agreements:
         ----------------------

         The Company has entered into an employment agreement with an executive officer expiring December 31, 2003, providing for an annual base salary of $325,000. The employment agreement provides for a cash bonus based upon financial performance and hotel operations performance; stock options, a portion of which vest only if the Company achieves certain financial performance criteria; and severance pay should the officer be terminated without cause.

         Legal matters:
         --------------

         The Company and certain of its subsidiaries are defendants in various litigation matters arising in the ordinary course of business. In the opinion of management, the ultimate resolution of all such litigation matters is not likely to have a material effect on the Company's financial condition, results of operation or liquidity. The Company currently has a receivable of approximately $275,000 held by a court in connection with the construction of a hotel. The Company has received a favorable court ruling with regard to this escrow, however, is waiting an appeal. The Company believes this escrow will be released to the Company in full.

14.      SUPPLEMENTAL CASH FLOW DATA:

         The following represents the supplemental schedule of noncash investing and financing activities for the years ended December 31:


                                                         2000                1999                1998
                                                    --------------     ---------------      --------------
         Sale of assets and franchising rights:
          Cost basis of assets sold                  $   8,200,961
          Accumulated depreciation at sale              (1,172,929)
          Deferred assets                                   83,747
          Deferred income                                 (402,090)
          Notes received, less $50,000 allowance          (300,000)
          Gain on sale                                   6,663,124
                                                     -------------
          Net cash proceeds                          $  13,072,813
                                                     =============

         Reduction of notes receivable and related
           interest in exchange for common stock                                             $       3,779
                                                                                             =============

         Liabilities assumed in connection with
           acquisition of hotel partnership interests                   $    1,655,422       $  31,093,530
                                                                        ==============       =============


15.      SALE OF AMERIHOST INN BRAND NAMES AND FRANCHISING RIGHTS:

         Effective September 30, 2000, the Company completed the sale of the AmeriHost Inn and AmeriHost Inn & Suites brand names and franchising rights to Cendant Corporation ("Cendant"). The Company simultaneously entered into franchise agreements with Cendant for its AmeriHost Inn hotels. The Company received an initial payment of approximately $5.5 million upon closing and recorded a gain from this payment, net of closing costs of approximately $5.2 million. The agreement with Cendant also provides for additional incentives to the Company as the AmeriHost Inn and AmeriHost Inn & Suites brand names are expanded. In conjunction with this transaction, the Company began doing business as Arlington Hospitality, Inc. and intends to legally change the name of the Company to this name, subject to shareholder approval at its next regularly scheduled shareholder meeting.

                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

================================================================================

16.      SUBSEQUENT EVENTS:

         In January 2001, the Company amended the master lease with a REIT for 29 hotels to provide for the purchase of eight unidentified hotels from the lessor under specified terms, and to extend the initial lease term by five years. The amendment provides for four increases in rent payments of 0.25% each, if these hotels are not purchased by the Company by the dates specified.

         In February 2001, the Company secured a $20 million new construction loan facility with a lender who also holds the mortgage on two existing hotels owned by the Company. This facility provides for both
         construction   financing  as  well  as  long-term   permanent  mortgage
         financing.

17.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

         Selected quarterly financial data (in thousands, except per share amounts) for 2000 and 1999 is summarized below. The sum of the quarterly earnings (loss) per share amounts may not equal the annual earnings per share amounts due primarily to changes in the number of common shares and common share equivalents outstanding from quarter to quarter.


                                                              Three Months Ended                     Year Ended
                                            ------------------------------------------------------
                                               3/31            6/30          9/30          12/31         12/31
                                            ----------     -----------    ---------     ----------   -------------
         2000:
           Total revenue                    $  15,867      $   21,805     $  23,868     $  14,612    $   76,151
           Operating income (loss)               (651)          2,511         3,534          (741)        4,653
           Gains on sale of assets and
             franchising rights                   172             840         5,507           144         6,663
           Net income (loss)                     (904)          1,206         4,642          (934)        4,010
           Net income (loss) per share:
             Basic                          $   (0.18)     $     0.24     $    0.93     $   (0.19)   $     0.81
             Diluted                        $   (0.18)     $     0.23     $    0.87     $   (0.19)   $     0.74

         1999:
           Total revenue                    $  14,719      $   19,088     $  25,794     $  16,457    $   76,058
           Operating income (loss)             (1,385)          1,921         3,911           333         4,780
           Gains on sale of assets               -               -              283           270           553
           Net income (loss)                   (1,765)            798         1,542          (374)          201
           Net income (loss) per share:
             Basic                          $   (0.29)     $     0.14     $    0.30     $   (0.07)   $     0.04
             Diluted                        $   (0.29)     $     0.13     $    0.27     $   (0.07)   $     0.02
