Form 10-Q
period 2001-03-31
AMERIHOST PROPERTIES INC
filed 2001-05-10
CIK 778423

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended               March 31, 2001
                                                    ----------------------------

                           OR

      [  ]     Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934


                           Commission File No. 0-15291
                                               -------

          AMERIHOST PROPERTIES, INC. D/B/A ARLINGTON HOSPITALITY, INC.
          ------------------------------------------------------------

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

As of May 4, 2001, 4,979,269 shares of the Registrant's Common Stock were outstanding.
================================================================================

                           AMERIHOST PROPERTIES, INC.
                        D/B/A ARLINGTON HOSPITALITY, INC.

                                    FORM 10-Q

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001



                                      INDEX



              PART I: Financial Information                                 Page
              -----------------------------                                 ----

Consolidated Balance Sheets as of March 31, 2001
    and December 31, 2000                                                     4

Consolidated Statements of Operations for the Three Months
    Ended March 31, 2001 and 2000                                             6

Consolidated Statements of Cash Flows for the Three Months
    Ended March 31, 2001 and 2000                                             7

Notes to Consolidated Financial Statements                                    9

Management's Discussion and Analysis                                         14

Item 3 - Quantitative and Qualitative Disclosures About Market Risk          18


              PART II: Other Information
              --------------------------

Item 6 - Exhibits and Reports on Form 8-K                                    19

Signatures                                                                   19


                                     Page 2






                          Part I: Financial Information

                          Item 1: Financial Statements


                                         AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                                         (Unaudited)

===================================================================================================================


                                                                              March 31,              December 31,
                                                                                2001                     2000
                                                                          ---------------         -----------------
                          ASSETS

Current assets:
    Cash and cash equivalents                                             $     2,583,862          $    1,728,869
    Accounts receivable (including approximately $159,000 and
       $361,000 from related parties)                                           3,090,235               2,663,825
    Notes receivable, current portion                                             618,485                 618,485
    Prepaid expenses and other current assets                                     983,648               1,013,053
    Refundable income taxes                                                       428,756                    -
    Costs and estimated earnings in excess of billings on
       uncompleted contracts with related parties                                 136,084                 375,780
                                                                          ---------------          --------------

         Total current assets                                                   7,841,070               6,400,012
                                                                          ---------------          --------------

Investments in and advances to unconsolidated
         hotel joint ventures                                                   6,891,007               7,031,982
                                                                          ---------------          --------------

Property and equipment:
    Land                                                                       11,676,135              11,226,664
    Buildings                                                                  59,612,190              60,122,758
    Furniture, fixtures and equipment                                          21,401,171              21,393,936
    Construction in progress                                                    1,905,375                 850,238
    Leasehold improvements                                                      2,876,989               2,875,379
                                                                          ---------------          ---------------
                                                                               97,471,860              96,468,975

    Less accumulated depreciation and amortization                             19,597,493              18,666,279
                                                                          ---------------          --------------
                                                                               77,874,367              77,802,696
                                                                          ---------------          --------------

Notes receivable, less current portion                                            788,289                 801,346

Deferred income taxes                                                           3,524,000               3,402,000

Other assets, net of accumulated amortization of
    $921,360 and $805,998                                                       2,628,009               2,704,679
                                                                          ---------------          --------------
                                                                                6,940,298               6,908,025

                                                                          $    99,546,742          $   98,142,715
                                                                          ===============          ==============


                                   (continued)




                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
===================================================================================================================

                                                                              March 31,              December 31,
                                                                                2001                     2000
                                                                          ---------------         ----------------

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $     2,216,883          $    2,313,640
    Bank line-of-credit                                                         7,802,702               3,408,133
    Accrued payroll and related expenses                                          784,317                 775,714
    Accrued real estate and other taxes                                         2,081,714               1,937,415
    Other accrued expenses and current liabilities                                314,850                 306,146
    Current portion of long-term debt                                           1,681,253               1,698,538
    Income taxes payable                                                            -                     132,420
                                                                          ---------------          --------------

         Total current liabilities                                             14,881,719              10,572,006
                                                                          ---------------          --------------


Long-term debt, net of current portion                                         54,309,414              56,905,152
                                                                          ---------------          --------------

Deferred income (Note 11)                                                      12,393,015              12,196,330
                                                                          ---------------          --------------

Commitments

Minority interests                                                                199,934                 203,449
                                                                         ----------------          --------------



Shareholders' equity:
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                                     -                       -
    Common stock,  $.005 par value;  authorized  25,000,000  shares;  issued and outstanding 4,979,244 shares at March 31, 2001
       and  December 31, 2000                                                      24,896                  24,896
    Additional paid-in capital                                                 13,242,324              13,125,324
    Retained earnings                                                           4,932,315               5,552,433

                                                                          ---------------          --------------
                                                                               18,199,535              18,702,653
    Less:
         Stock subscriptions receivable                                          (436,875)               (436,875)
                                                                          ---------------          --------------

                                                                               17,762,660              18,265,778

                                                                          $    99,546,742          $   98,142,715
                                                                          ===============          ==============


                 See notes to consolidated financial statements.


                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)
===================================================================================================================

                                                                                2001                    2000
                                                                          ---------------         -----------------
Revenue:
     Hotel operations:
         AmeriHost Inn hotels                                             $     9,866,663          $   10,411,503
         Other hotels                                                           2,174,338               2,472,789
     Development and construction                                                  65,157               1,096,518
     Hotel sales and commissions                                                5,764,695                    -
     Management services                                                          229,808                 289,843
     Employee leasing                                                           1,359,882               1,428,871
     Other                                                                           -                    167,525
                                                                          ---------------          --------------
                                                                               19,460,543              15,867,049
                                                                          ---------------          --------------
Operating costs and expenses:
     Hotel operations:
         AmeriHost Inn hotels                                                   8,185,024               8,183,697
         Other hotels                                                           2,175,315               2,363,946
     Development and construction                                                 376,168                 914,731
     Hotel sales and commissions                                                3,717,468                    -
     Management services                                                          192,457                 219,803
     Employee leasing                                                           1,354,914               1,396,980
     Other                                                                           -                    237,554
                                                                          ---------------          --------------
                                                                               16,001,346              13,316,711

                                                                          ---------------          --------------
                                                                                3,459,197               2,550,338

     Depreciation and amortization                                              1,121,346               1,103,824
     Leasehold rents - hotels                                                   1,755,859               1,698,362
     Corporate general and administrative                                         613,628                 398,953

                                                                          ---------------          --------------
Operating loss                                                                    (31,636)               (650,801)

Other income (expense):
     Interest expense                                                          (1,407,573)             (1,499,716)
     Interest income                                                              147,866                 231,757
     Other income                                                                  43,245                 100,861
     Equity in net income and losses of affiliates                               (112,773)                 68,751
     Gain on sale of assets                                                       315,238                 171,579

                                                                          ---------------          --------------
Loss before minority interests and income taxes                                (1,045,633)             (1,577,569)

Minority interests in operations of consolidated
    subsidiaries and partnerships                                                   3,515                  18,489

                                                                          ---------------          --------------
Loss before income tax                                                         (1,042,118)             (1,559,080)

Income tax benefit                                                                422,000                 655,000

                                                                          ---------------          --------------
Net loss                                                                  $      (620,118)         $     (904,080)
                                                                          ===============          ==============

Net loss per share:
     Basic                                                                $         (0.12)         $        (0.18)
                                                                          ===============          ==============
     Diluted                                                              $         (0.13)         $        (0.18)
                                                                          ===============          ==============-

                 See notes to consolidated financial statements.



                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)
===================================================================================================================

                                                                                2001                     2000
                                                                          ----------------        -----------------
Cash flows from operating activities:

     Cash received from customers                                         $    23,915,752          $   15,350,850
     Cash paid to suppliers and employees                                     (18,602,930)            (15,495,191)
     Interest received                                                            127,778                 311,295
     Interest paid                                                             (1,400,989)             (1,576,971)
     Income taxes received (paid)                                                (261,176)                 13,517

                                                                          ---------------          --------------
Net cash provided by (used in) operating activities                             3,778,435              (1,396,500)
                                                                          ---------------          --------------

Cash flows from investing activities:

     Distributions, and collections on advances,
         from affiliates                                                          351,348               1,768,667
     Purchase of property and equipment                                        (1,974,918)             (1,743,365)
     Purchase of investments in, and advances
         to, minority owned affiliates                                         (1,177,328)               (683,895)
     Acquisitions of partnership interests,
         net of cash acquired (Note 7)                                           (795,384)                   -
     Collections on notes receivable                                               13,057                  23,251
     Proceeds from sale of assets                                                    -                  2,311,344

                                                                          ---------------          --------------
Net cash (used in) provided by investing activities                            (3,583,225)              1,676,002
                                                                          ---------------          --------------

Cash flows from financing activities:

     Proceeds from issuance of long-term debt                                      37,587                 800,000
     Principal payments on long-term debt                                      (3,889,373)             (1,922,636)
     Net proceeds from line of credit                                           4,394,569                  26,528
     Decrease in minority interest                                                   -                     (5,672)
     Other                                                                        117,000                  13,679

                                                                          ---------------          --------------
Net cash provided by (used in) financing activities                               659,783              (1,088,101)

                                                                          ---------------          --------------
Net increase (decrease) in cash                                                   854,993                (808,599)

Cash and cash equivalents, beginning of year                                    1,728,869               3,766,323

                                                                          ---------------          --------------
Cash and cash equivalents, end of period                                  $     2,583,862          $    2,957,724
                                                                          ===============          ==============

                                   (continued)





                   AMERIHOST PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)
===================================================================================================================

                                                                                2001                     2000
                                                                          ----------------        ------------------
Reconciliation of net loss to net cash
  provided by (used in) operating activities:

Net loss                                                                  $      (620,118)         $     (904,080)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

     Depreciation and amortization                                              1,121,346               1,103,824
     Equity in net (income) loss of affiliates and
         amortization of deferred income                                          112,773                 (68,751)
     Minority interests in net income of subsidiaries                              (3,515)                (18,489)
     Amortization of deferred gain                                               (217,888)               (380,070)
     Deferred income taxes                                                       (122,000)                207,000
     Gain on sale of fixed assets                                                (315,238)               (171,579)
     Proceeds from sale of hotels                                               4,230,948                    -
     Operating income from sale of hotels                                        (513,480)                   -

     Changes in assets and liabilities, net of effects of acquisition:

         Increase in accounts receivable                                         (413,797)               (512,448)
         Decrease in prepaid expenses and
           other current assets                                                    31,344                 628,797
         Increase in refundable income taxes                                     (561,176)               (848,483)
         Decrease (increase) in costs and estimated earnings
           in excess of billings                                                  239,696                (269,306)
         Decrease in other assets                                                  40,548                   2,796

         (Decrease ) increase in accounts payable                                (180,907)                 40,045
         Increase (decrease) in accrued payroll and other accrued
           expenses and current liabilities                                       136,239                (244,781)
         Increase (decrease) in accrued interest                                    6,584                 (78,663)
         Increase in deferred income                                              807,076                 117,688

                                                                          ---------------          --------------
Net cash provided by (used in) operating activities                       $     3,778,435          $   (1,396,500)
                                                                          ===============          ==============


                 See notes to consolidated financial statements.


                           AMERIHOST PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
================================================================================

1.    Basis of preparation:
      ---------------------

      The financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Amerihost Properties, Inc. d/b/a Arlington Hospitality, Inc. and subsidiaries as of March 31, 2001 and December 31, 2000, and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K. Certain reclassifications have been made to the 2001 financial statements in order to conform with the 2000 presentation.

2.    Principles of consolidation:
      ----------------------------

      The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and entities in which the Company has a majority ownership interest. Significant intercompany accounts and transactions have been eliminated.

3.    Earnings (loss) per share:
      --------------------------

      The Company calculates earnings per share in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share" (FAS 128). Basic earnings per share ("EPS") is calculated by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration of common stock equivalents. The Company excluded stock options which had an anti-dilution effect on the EPS computations. Diluted EPS gives effect to all dilutive potential common shares outstanding for the period. The following are the calculations of basic and diluted earnings (loss) per share:


                                                                                  Three Months Ended March 31,
                                                                                  -----------------------------
                                                                                        2001           2000
                                                                                  -------------   -------------

      Net loss                                                                   $     (620,118)  $    (904,080)

      Impact of convertible partnership interests                                       (40,290)        (33,897)
                                                                                 --------------   -------------
                                                                                 $     (660,408)  $    (937,977)
                                                                                 ==============   =============

      Weighted average common shares outstanding                                      4,979,244       4,972,304

      Dilutive effect of convertible partnership interests and
            common stock equivalents                                                    168,100         249,350
                                                                                 --------------   -------------


      Dilutive common shares outstanding                                              5,147,344       5,221,654
                                                                                 ==============   =============

      Basic net loss per share                                                   $        (0.12)  $       (0.18)
                                                                                 ==============   =============
      Diluted net loss per share                                                 $        (0.13)  $       (0.18)
                                                                                 ==============   =============



                           AMERIHOST PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
================================================================================

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

      The income tax benefit for the three months ended March 31, 2001 and 2000 was based on the Company's estimate of the effective tax rate expected to be applicable for the full year. The Company expects the effective tax rate to approximate the Federal and state statutory rates.

5.    Hotel leases:
      -------------

      The Company leases 30 hotels as of March 31, 2001 (including 27 sale/leaseback hotels - Note 8), the operations of which are included in the Company's consolidated financial statements. All of these leases are triple net and provide for monthly base rent payments ranging from $14,000 to $27,000. The Company leases one of these hotels from a partnership in which the Company owns an equity interest of 16.33%. This lease also provides for additional rent payments of approximately $74,000 per annum, plus percentage rents computed on room revenues in excess of stipulated amounts. The leases expire through March 2014.

      The three leases, other than the REIT leases, provide for an option to purchase the hotel. The purchase prices are based upon a fixed amount approximating the fair value at the lease commencement, subject to increases in the CPI index. At March 31, 2001, the aggregate purchase price for these three leased hotels was approximately $11,500,000.

6.    Limited partnership guaranteed distributions:
      ---------------------------------------------

      The Company is a general partner in two partnerships, and had been a general partner in a third partnership, where the Company had guaranteed minimum annual distributions to the limited partners in the amount of 10% of their original capital contributions. On September 18, 2000, the Company finalized the terms of the purchase of the remaining ownership interests from its partners in these three joint ventures for a total of $2,444,800. One of these acquisitions was completed in January 2001, with the remaining two to be completed on or before December 31, 2001.

7.    Investments:
      ------------

      Effective January 1, 2001, the Company acquired the remaining ownership interest in one hotel joint venture. The following is a summary of this acquisition:

                 Property and equipment acquired                $   2,100,058
                 Other assets acquired                                 37,023
                 Long-term debt assumed                            (1,238,763)
                 Other liabilities assumed                           (102,934)
                                                                --------------
                 Cash paid, net of cash acquired                $     795,384
                                                                =============

                           AMERIHOST PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
================================================================================

8.    Sale/Leaseback of hotels:
      -------------------------

      In 1998 and 1999, the Company completed the sale of 30 AmeriHost Inn hotels to a Real Estate Investment Trust ("REIT") for $73 million. Upon the sales to the REIT, the Company entered into agreements to lease back the hotels for an initial term of ten years, with two five year renewal options. The lease payments are fixed at 10% of the sale price for the first three years. Thereafter, the lease payments are subject to a CPI increase with a 2% annual maximum. The Company has deferred the gain on the sale of these hotels pursuant to sale/leaseback accounting. In January 2001, the Company amended the master lease with the REIT to provide for the sale of eight hotels under specified terms, and to extend the initial lease term by five years. The amendment provides for four increases in rent payments of 0.25% each, if these hotels are not purchased by an unrelated third party or the Company by the dates specified. The remaining deferred gain will be recognized over the remaining term of the lease, as extended, as a reduction of leasehold rent expense.

      The REIT has sold three of their hotels to unrelated third parties, including two during the three months ended March 31, 2001. Consequently, the Company has terminated the leases with the REIT for these hotels and recognized revenue from the sale of these hotels, which is classified as hotel sales and commissions in the accompanying consolidated financial statements. The unamortized deferred gain related to the initial sale of each of these hotels was recognized upon termination of the respective leases.

9.    Business segments:
      ------------------

      The Company's business is primarily involved in five segments: (1) hotel operations, consisting of the operations of all hotels in which the Company has a 100% or majority ownership or leasehold interest, (2) hotel development and construction, consisting of development, construction and renovation of hotels for unconsolidated joint ventures and unrelated third parties, (3) hotel sales and commissions, resulting from the sale of AmeriHost Inn hotels, (4) hotel management, consisting of hotel management activities and (5) employee leasing, consisting of the leasing of employees to various hotels. Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, operating income, identifiable assets, capital expenditures and depreciation and amortization for the three months ended March 31, 2001 and 2000, for each business segment, which is the information utilized by the Company's decision makers in managing the business:


         Revenues                                                               2001                2000
         --------                                                         -------------      -------------

                Hotel operations                                          $  12,041,001      $  12,884,292
                Hotel development and construction                               65,157          1,096,518
                Hotel sales and commissions                                   5,764,695               -
                Hotel management                                                229,808            289,843
                Employee leasing                                              1,359,882          1,428,871
                Other                                                              -               167,525
                                                                          -------------      -------------
                                                                          $  19,460,543      $  15,867,049
                                                                          =============      =============
         Operating costs and expenses
         ----------------------------

                Hotel operations                                          $  10,360,339      $  10,547,643
                Hotel development and construction                              376,168            914,731
                Hotel sales and commissions                                   3,717,468               -
                Hotel management                                                192,457            219,803
                Employee leasing                                              1,354,914          1,396,980
                Other                                                              -               237,554
                                                                          -------------      -------------
                                                                          $  16,001,346      $  13,316,711
                                                                          =============      =============



                           AMERIHOST PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
================================================================================

9.    Business segments (continued):
      ------------------------------


         Operating income (loss)                                                2001               2000
         ----------------------                                          -------------      -------------

                Hotel operations                                          $  (1,158,322)     $    (433,900)
                Hotel development and construction                             (317,404)           177,030
                Hotel sales and commissions                                   2,047,227               -
                Hotel management                                                 22,951             58,201
                Employee leasing                                                  4,171             31,312
                Other                                                              -               (71,496)
                Corporate                                                      (630,259)          (401,948)
                                                                          -------------      -------------
                                                                          $     (31,636)     $    (650,801)
                                                                          =============      =============
         Identifiable assets
         -------------------

                Hotel operations                                          $  93,186,444      $  91,288,124
                Hotel development and construction                              746,048          1,813,014
                Hotel management                                                (79,335)           246,834
                Employee leasing                                                148,243            481,529
                Other                                                              -                68,517
                Corporate                                                     5,545,342          6,649,099
                                                                          -------------      -------------
                                                                          $  99,546,742      $ 100,547,117
                                                                          =============      =============
         Capital expenditures
         --------------------

                Hotel operations                                          $   1,928,072      $   1,592,157
                Hotel development and construction                                 -                 5,018
                Hotel management                                                 12,959             21,261
                Employee leasing                                                   -                   -
                Other                                                              -                18,732
                Corporate                                                        33,887            106,197
                                                                          -------------      -------------
                                                                          $   1,974,918      $   1,743,365
                                                                          =============      =============
         Depreciation/Amortization
         -------------------------

                Hotel operations                                          $   1,083,125      $   1,082,186
                Hotel development and construction                                6,393              4,757
                Hotel management                                                 14,400             11,840
                Employee leasing                                                    797                579
                Other                                                              -                 1,467
                Corporate                                                        16,631              2,995
                                                                          -------------      -------------
                                                                          $   1,121,346      $   1,103,824
                                                                          =============      =============


10.   Commitments:
      ------------

      As a result of the sale of two hotels by the REIT in the first quarter (Note 5), the Company is obligated to purchase another two of the sale/leaseback properties. These transactions are expected to close prior to June 30, 2002.

                           AMERIHOST PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
================================================================================

11.   Sale of AmeriHost Inn Brand Names and Franchising Rights:
      ---------------------------------------------------------

      Effective September 30, 2000, the Company completed the sale of the AmeriHost Inn and AmeriHost Inn & Suites brand names and franchising rights to Cendant Corporation ("Cendant"). The Company simultaneously entered into franchise agreements with Cendant for its AmeriHost Inn hotels. The Company received an initial payment of approximately $5.5 million upon closing and recorded a gain from this payment, net of closing costs of approximately $5.2 million. The agreement with Cendant also provides for additional incentives to the Company as the AmeriHost Inn and AmeriHost Inn & Suites brand names are expanded. Certain of these incentives are deferred for accounting purposes and amortized into income over a 76 month period, in accordance with Staff Accounting Bulletin No.
      101. As a result of the Cendant transaction, the Company intends to create net income and cash flow by building and selling AmeriHost Inn hotels. As such, the sales price and related cost basis are recorded as hotel sales and commission revenue and operating expense in the accompanying consolidated financial statements upon consummation of the sale of an AmeriHost Inn hotel.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

General

The Company is engaged in the development and sale of AmeriHost Inn hotels, and the ownership, operation and management of AmeriHost Inn hotels and other mid-price hotels. As of March 31, 2001, the Company had 68 AmeriHost Inn hotels open, of which 56 were wholly-owned or leased, one was majority-owned, and 11 were minority-owned. The Company opened four AmeriHost Inn hotels during the past fifteen months. The Company intends to use the AmeriHost Inn brand when expanding its hotel operations segment. As of March 31, 2001, five wholly-owned AmeriHost Inn hotels were under construction. Same room revenues for all AmeriHost Inn hotels owned and operated by the Company, including minority owned hotels, increased approximately 0.3% during the first quarter of 2001, compared to the first quarter of 2000, attributable to an increase of $0.98 in average daily rate offset by a 0.4% decrease in occupancy. These results relate to the 67 AmeriHost Inn hotels that were operating for at least thirteen full months during the three months ended March 31, 2001.

Revenues from hotel operations consist of the revenues from all hotels in which the Company has a 100% or majority ownership or leasehold interest ("Consolidated" hotels). Investments in other entities in which the Company has a minority ownership interest are accounted for using the equity method. Development and construction revenues consist of fees for new construction and renovation activities performed by the Company for minority-owned hotels and unrelated third parties. The Company records commissions and revenue from the sale of its AmeriHost Inn hotels, based upon the net sale price, as these sales are considered part of the Company's strategy of building and selling hotels, and therefore expanding the AmeriHost Inn brand. The Company also receives revenue from management and employee leasing services provided to minority-owned hotels and unrelated third parties.

Revenues from Consolidated AmeriHost Inn hotels decreased 5.2% to $9.9 million during the first quarter of 2001, from revenues of $10.4 million during the first quarter of 2000, due primarily to the sale of hotels to franchisees. Revenues from the development segment decreased 94.1% to $65,157 from $1.1 million in 2000 due to the decrease in hotel development activity for minority owned and third party entities. Revenues from hotel sales and commissions was $5.8 million during the three months ended March 31, 2001, as a result of the sale of four AmeriHost Inn hotels. Revenues from hotel management and employee leasing segments decreased by 7.5% in total during the first quarter of 2001, due primarily to the sale of hotels under management contracts. Revenues from Consolidated non-AmeriHost Inn hotels decreased 12.1% during the first quarter of 2001, compared to 2000, as a result of the sale of one non-AmeriHost Inn hotel. Total revenues increased 22.7% to $19.5 million during the first quarter of 2001, from $15.9 million during the first quarter of 2000. The Company recorded a net loss of $620,118 for the first quarter of 2001, or ($0.13) per diluted share, compared to a net loss of $904,080, or ($0.18) per diluted share in 2000.

After developing and operating the AmeriHost Inn brand name for approximately 10 years, the Company decided to begin franchising this brand in 1999. As previously announced, on September 30, 2000, the Company sold the AmeriHost Inn and AmeriHost Inn & Suites brand names and franchising rights to Cendant Corporation. Cendant is the world's largest franchising company with hotel brand names such as Days Inn, Super 8 and Wingate. The Company received $5.5 million upon closing. The agreement with Cendant also provides for additional long-term incentives to the Company as the AmeriHost Inn brands are expanded, including royalty sharing and a fee each time a hotel owned by the Company is sold to an operator who becomes a Cendant franchisee. In conjunction with this transaction, the Company has begun doing business as Arlington Hospitality, Inc. and intends to legally adopt this name pending shareholder approval at its next regularly scheduled shareholder meeting.

The Company uses cash flow, defined as net income plus depreciation and amortization, as a supplemental performance measure, along with net income, to report its operating results. Net income plus depreciation is not defined by Generally Accepted Accounting Principles ("GAAP"), however the Company believes it provides relevant information about its operations and is necessary for an understanding of the Company's operations, given its significant investment in real estate. Cash flow, as defined, should not be considered as an alternative to operating income (as determined in accordance with GAAP) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Cash flow, as defined, increased 150.9% to $501,228 during 2001, from $199,744 during 2000.

Amerihost had an ownership interest in 77 hotels at March 31, 2001 versus 82 hotels at March 31, 2000 (excluding hotels under construction). The increased ownership from the development of AmeriHost Inn hotels for the Company's own account and for minority-owned entities was offset by the sale of AmeriHost Inn hotels to franchisees and non-AmeriHost Inn hotels to unrelated third parties. These figures include a net decrease of five Consolidated hotels, from 68 at March 31, 2000 to 63 at March 31, 2001.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

Revenues increased 22.7% to $19.5 million during the three months ended March 31, 2001, from $15.9 million during the three months ended March 31, 2000. Revenues increased from the sale of four Consolidated AmeriHost Inn hotels, partially offset by decreases in all other segments.

Hotel operations revenue decreased 6.6% to $12.0 million during the three months ended March 31, 2001, from $12.9 million during the three months ended March 31, 2000. Revenues from Consolidated AmeriHost Inn hotels decreased 5.2% to $9.9 million during the three months ended March 31, 2001, from $10.4 million during the three months ended March 31, 2000. These decreases were attributable primarily to the sale of seven Consolidated AmeriHost Inn hotels to franchisees during the remainder of 2000 and the first quarter of 2001, partially offset by the opening of two newly constructed hotels during the same period and the acquisition of one AmeriHost Inn hotel from an existing joint venture. Same room revenues for the Consolidated AmeriHost Inn hotels increased 1.1%. Revenue from Consolidated other brand hotels decreased 12.1% during the three month period, due to a same room revenue decrease of 8.8% and the sale of one non-AmeriHost Inn hotel during the second half of 2000. The hotel operations segment included the operations of 63 Consolidated hotels (including 57 AmeriHost Inn hotels) comprising 4,449 rooms at March 31, 2001, compared to 68 Consolidated hotels (including 61 AmeriHost Inn hotels) comprising 4,807 rooms at March 31, 2000. The Company has experienced an increase in competition in certain markets, primarily from newly constructed hotels. As a result, there is increased downward pressure on occupancy levels and average daily rates. The Company believes that as the number of AmeriHost Inn hotels increases, the greater the benefits will be at all locations from marketplace recognition and repeat business. In addition, the Company typically builds new hotels in growing markets where it anticipates a certain level of additional hotel development.

Hotel development revenue decreased 94.1% to $65,157 during the three months ended March 31, 2001, from $1.1 million during the three months ended March 31, 2000. Hotel development revenues are directly related to the number of hotels being developed and constructed for minority-owned entities or unrelated third parties. The Company was not constructing any hotels for minority-owned entities during the first quarter of 2001, compared to four hotels during the three months ended March 31, 2000. However, the Company had several additional projects in various stages of pre-construction development during both three month periods.

The Company recorded $5.8 million in hotel sales and commission revenue in connection with the sale of AmeriHost Inn hotels during the first quarter of 2001. The Company and the REIT which owns certain of the Company's leased hotels, closed on the sale of four AmeriHost Inn hotels during the first quarter of 2001. The Company intends to continue to build and sell AmeriHost Inn hotels in order to maximize the value inherent in the Cendant transaction while enhancing net income and cash flow.

Hotel management revenue decreased 20.7% to $229,808 during the three months ended March 31, 2001 from $289,843 during the three months ended March 31, 2000. The number of hotels managed for third parties and minority-owned entities decreased from 17 hotels, representing 1,635 rooms, at March 31, 2000 to 16 hotels, representing 1,318 rooms, at March 31, 2001. The decrease was the result of the termination of two management contracts (121 rooms) with minority-owned entities as a result of the sale or buyout of the hotel, and the termination of one management contract for a hotel with an unrelated third party (324 rooms).

Employee leasing revenue decreased 4.8% to $1.4 million during the three months ended March 31, 2001 from $1.4 million during the three months ended March 31, 2000, due primarily to the reduction in hotels managed for minority-owned entities and unrelated third parties as described above, and the associated decrease in payroll costs which is the basis for the employee leasing revenue.

Total operating costs and expenses increased 20.2% to $16.0 million during the three months ended March 31, 2001, from $13.3 million during the three months ended March 31, 2000, or 82.2% and 83.9% of total revenues during the three months ended March 31, 2001 and 2000, respectively. Operating costs and expenses in the hotel operations segment decreased 1.8% to $10.4 million from $10.5 million during the three months ended March 31, 2001 and 2000, respectively. A decrease in operating costs associated with the fewer number of hotels included in this segment (63 hotels at March 31, 2001 versus 68 hotels at March 31,
2000), were partially offset by significant increases in energy costs, inflationary increases in operating expenses and the greater number of stabilized hotels. Consequently, hotel operational efficiency dropped as total operating costs and expenses as a percentage of segment revenue increased to 86.0% during the three months ended March 31, 2001, from 81.9% during the three months ended March 31, 2000. Operating costs and expenses as a percentage of revenues from the Consolidated AmeriHost Inn hotels increased to 83.0% during the three months ended March 31, 2001, from 78.6% during the three months ended March 31, 2000.

Operating costs and expenses for the hotel development segment decreased 58.9% to $376,168 during the three months ended March 31, 2001 from $914,731 during the three months ended March 31, 2000, consistent with the 94.1% decrease in hotel development revenues for the three months ended March 31, 2001. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased during the three months ended March 31, 2001 due to the decrease in hotel construction activity. Hotel management segment operating costs and expenses decreased 12.4% to $192,457 during the three months ended March 31, 2001, from $219,803 during the three months ended March 31, 2000. This decrease was due to the decrease in the number of hotels managed for minority-owned hotels and unaffiliated third parties. Employee leasing operating costs and expenses decreased 3.0% to $1.35 million during the three months ended March 31, 2001, from $1.4 million during the three months ended March 31, 2000, which is consistent with the 4.8% decrease in segment revenue for the three months ended March 31, 2001.

Depreciation and amortization expense remained constant at $1.1 million during the three months ended March 31, 2000 and 2001. The increase attributable to the additional four hotels opened during 2000 was offset by the hotels sold during the first three months of 2001.

Leasehold rents - hotels increased 3.4% to $1.8 million during the three months ended March 31, 2001, from $1.7 million during the three months ended March 31, 2000. This increase was due primarily to the extension of the hotel leases with a REIT, partially offset by the sale of two leased AmeriHost Inn hotels during the first three months of 2001.

Corporate general and administrative expense increased 53.8% to $613,628 during the three months ended March 31, 2001, from $398,953 during the three months ended March 31, 2000, which can be attributed primarily to expense related to stock options issued to consultants, transition accounting fees, and the growth of the Company.

The Company had an operating loss of ($31,636) during the three months ended March 31, 2001, compared to an operating loss of ($650,801) during the three months ended March 31, 2000. The following discussion of operating income (loss) by segment is exclusive of any corporate general and administrative expense. Operating loss from Consolidated AmeriHost Inn hotels increased to ($671,448) during the three months ended March 31, 2001, from ($3,683) during the three months ended March 31, 2000. This increase in operating loss was due to the increase in operating costs and expenses as explained above in the first quarter of 2001 as compared to the first quarter of 2000. Operating income from the hotel development segment including the sale of hotels increased to operating income of $1.7 million during the three months ended March 31, 2001, from operating income of $177,030 during the three months ended March 31, 2000. The fluctuation in hotel development operating income was due to the timing of hotels sold during the first quarter 2001 versus those developed and constructed for third parties and minority-owned entities during the first quarter of 2000. The hotel management segment operating income decreased 60.6% to

$22,951 during the three months ended March 31, 2001, from $58,200 during the three months ended March 31, 2000. This decrease was due primarily to fewer properties managed for minority-owned entities and third parties. Employee leasing operating income decreased to $4,171 during the three months ended March 31, 2001, from $31,312 during the three months ended March 31, 2000, due to the decrease in employee leasing agreements with minority-owned entities and unrelated third parties.

Interest expense decreased 6.1% to $1.4 million during the three months ended March 31, 2001 from $1.5 million during the three months ended March 31, 2000. The decrease was attributable to the decrease in Consolidated hotels with mortgage financing.

The Company's share of equity in income (loss) of affiliates decreased to $(112,773) during the three months ended March 31, 2001, from $68,751 during the three months ended March 31, 2000. The fluctuation in equity of affiliates during the three months ended March 31, 2001, compared to the three months ended March 31, 2000, was primarily due to the sale of a minority owned hotel at a significant gain during the first quarter of 2000. Distributions from affiliates were $7,884 during the three months ended March 31, 2001, compared to $262,232 during the three months ended March 31, 2000.

Liquidity and Capital Resources

The Company has five main sources of cash from operating activities: (i) revenues from hotel operations; (ii) fees from development, construction and renovation projects, including the sale of hotel assets; (iii) fees from management contracts; (iv) fees from employee leasing services; and (v) incentive fees and royalty sharing pursuant to the Cendant transaction. Cash from hotel operations is typically received at the time the guest checks out of the hotel. Approximately 10% of the Company's hotel operations revenues is generated through other businesses and contracts and is usually paid within 30 to 45 days from billing. Fees from development, construction and renovation projects are typically received within 15 to 45 days from billing. Due to the procedures in place for processing its construction draws, the Company typically does not pay its contractors until the Company receives its draw from the equity or lending source. Management fee revenues typically are received by the Company within five working days from the end of each month. Cash from the Company's employee leasing segment typically is received as of or prior to the pay date.

During the first three months of 2001, the Company received cash from operations of $3.8 million, compared to cash used in operations of $1.4 million during the first three months of 2000, or an increase in cash provided by operations of $5.2 million. The increase in cash flow from operations during the first three months of 2001, when compared to 2000, can be primarily attributed to the sale of four hotels.

The Company invests cash in three principal areas: (i) the purchase of property and equipment through the construction and renovation of Consolidated hotels;
(ii) the purchase of equity interests in hotels; and (iii) the making of loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. During the first three months of 2001, the Company used $3.6 million in investing activities compared to receiving $1.7 million during the first three months of 2000. During the first three months of 2001, the Company bought out a partner's interest in one joint venture for $795,384, used $2.0 million to purchase property and equipment for Consolidated AmeriHost Inn hotels, and used $765,980 for investments in and advances to affiliates, net of distributions and collections on advances from affiliates. During the first three months of 2000, the Company received $2.3 million from the sale of one hotel, used $1.7 million to purchase property and equipment for Consolidated AmeriHost Inn hotels, and received $1.1 million in distributions and collections on advances from affiliates, net of investments in and advances to affiliates.

Cash provided by financing activities was $659,783 during the first three months of 2001 compared to cash used in financing activities of $1.1 million during the first three months of 2000. In 2001, the primary factors were principal repayments of $3.9 million, including the repayment of mortgages in connection with the sale of hotels, offset by $4.4 million in proceeds from the line of credit. In 2000, the contributing factors were principal repayments of $1.9 million, including the repayment of mortgages in connection with the sale of a hotel, offset by $800,000 in proceeds from the mortgage financing of Consolidated hotels.

At March 31, 2001, the Company had $7.8 million outstanding under its operating line-of-credit. The operating line-of-credit (i) has a limit of $8.5 million
(ii) is collateralized by a security interest in certain of the Company's assets, including its interest in various joint ventures; (iii) bears interest at an annual rate equal to the lending bank's base rate plus 1/2% (with a minimum interest rate of 7.5%); and (iv) matures August 15, 2001.

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

             (a)       Reports on Form 8-K:

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



                                               AMERIHOST PROPERTIES, INC.
                                               --------------------------
                                          D/B/A ARLINGTON HOSPITALITY, INC.
                                          ---------------------------------
                                                       Registrant


Date:  May 4, 2001
                                          By:   /s/ James B. Dale
                                                -------------------------------
                                                James B. Dale
                                                Treasurer/Senior Vice President,
                                                Finance



                                          By:   /s/ Michael E. Kirk
                                                -------------------------------
                                                Michael E. Kirk
                                                Corporate Controller