Form 10-Q
period 2001-06-30
AMERIHOST PROPERTIES INC
filed 2001-08-09
CIK 778423

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


      [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended               JUNE 30, 2001
                                                    ----------------------------

                                       OR

      [  ]     Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934


                           Commission File No. 0-15291
                                               -------

                           ARLINGTON HOSPITALITY, INC.
                           ---------------------------
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

                           AMERIHOST PROPERTIES, INC.
                           --------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                             ---    ---
As of August 9, 2001, 4,984,156 shares of the Registrant's Common Stock were outstanding.

================================================================================

                           ARLINGTON HOSPITALITY, INC.

                                    FORM 10-Q

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001



                                      INDEX



                       PART I: Financial Information                        Page
                       -----------------------------                        ----

Consolidated Balance Sheets as of June 30, 2001
    and December 31, 2000 (unaudited)                                         4

Consolidated Statements of Operations for the Three and Six
    Months Ended June 30, 2001 and 2000 (unaudited)                           6

Consolidated Statements of Cash Flows for the Six Months
    Ended June 30, 2001 and 2000 (unaudited)                                  7

Notes to Consolidated Financial Statements                                    9

Management's Discussion and Analysis                                         14

Item 3 - Quantitative and Qualitative Disclosures About Market Risk          19


                         PART II: Other Information
                         --------------------------

Item 4 - Other Information                                                   20

Item 6 - Exhibits and Reports on Form 8-K                                    20

Signatures                                                                   20

                          Part I: Financial Information

                          Item 1: Financial Statements


                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


====================================================================================================================

                                                                              June 30,               December 31,
                                                                                2001                     2000
                                                                          ---------------         -----------------
                          ASSETS

Current assets:
    Cash and cash equivalents                                             $     2,273,461          $    1,728,869
    Accounts receivable, net of allowance of $100,000 at June 30, 2001 and December 31, 2000  (including approximately $126,000 and
       $361,000 from related parties)                                           2,567,932               2,288,865
    Interest receivable                                                           532,442                 374,960
    Notes receivable, current portion                                             618,453                 618,485
    Prepaid expenses and other current assets                                     869,233               1,013,053
    Refundable income taxes                                                       776,933                   -
    Costs and estimated earnings in excess of billings on
       uncompleted contracts with related parties                                  89,723                 375,780
                                                                          ---------------          --------------

         Total current assets                                                   7,728,177               6,400,012
                                                                          ---------------          --------------

Investments in and advances to unconsolidated
         hotel joint ventures                                                   7,262,495               7,031,982
                                                                          ---------------          --------------

Property and equipment:
    Land                                                                       12,091,295              11,226,664
    Buildings                                                                  61,095,937              60,122,758
    Furniture, fixtures and equipment                                          22,238,357              21,393,936
    Construction in progress                                                    2,711,978                 850,238
    Leasehold improvements                                                      2,897,101               2,875,379
                                                                          ---------------          ---------------
                                                                              101,034,668              96,468,975

    Less accumulated depreciation and amortization                             20,702,046              18,666,279
                                                                          ---------------          --------------
                                                                               80,332,622              77,802,696
                                                                          ---------------          --------------

Notes receivable, less current portion                                            788,289                 801,346

Deferred income taxes                                                           3,088,000               3,402,000

Other assets, net of accumulated amortization of
    $960,427 and $805,998                                                       2,880,286               2,704,679
                                                                          ---------------          --------------
                                                                                6,756,575               6,908,025

                                                                          $   102,079,869          $   98,142,715
                                                                          ===============          ==============


                                   (continued)




                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


====================================================================================================================

                                                                              June 30,               December 31,
                                                                                2001                     2000
                                                                          ---------------         ----------------

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $     2,967,040          $    2,313,640
    Bank line-of-credit                                                         6,593,702               3,408,133
    Accrued payroll and related expenses                                          716,474                 775,714
    Accrued real estate and other taxes                                         2,204,018               1,937,415
    Other accrued expenses and current liabilities                                377,332                 306,146
    Current portion of long-term debt                                           1,744,660               1,698,538
    Income taxes payable                                                            -                     132,420
                                                                          ---------------          --------------

         Total current liabilities                                             14,603,226              10,572,006
                                                                          ---------------          --------------


Long-term debt, net of current portion                                         57,331,166              56,905,152
                                                                          ---------------          --------------

Deferred income (Note 11)                                                      11,982,271              12,196,330
                                                                          ---------------          --------------

Commitments and contingencies

Minority interests                                                                234,239                 203,449
                                                                          ---------------          --------------



Shareholders' equity:
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                                     -                      -
    Common stock,  $.005 par value;  authorized  25,000,000  shares;  issued and outstanding 4,984,156 shares at June 30, 2001
       and  4,979,244 shares at December 31, 2000                                  24,921                  24,896
    Additional paid-in capital                                                 13,256,010              13,125,324
    Retained earnings                                                           5,084,911               5,552,433

                                                                          ---------------          --------------
                                                                               18,365,842              18,702,653
    Less:
         Stock subscriptions receivable                                          (436,875)               (436,875)

                                                                          ---------------          --------------
                                                                               17,928,967              18,265,778

                                                                          ---------------          --------------
                                                                          $   102,079,869          $   98,142,715
                                                                          ===============          ==============


                 See notes to consolidated financial statements.



                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

=================================================================================================================
                                          Three Months Ended June 30,                  Six Months Ended June 30,
                                          -----------------------------            ------------------------------
                                               2001              2000                   2001              2000
                                          -----------       -----------            ------------       -----------

Revenue:
  Hotel operations:
    AmeriHost Inn hotels                  $12,251,152       $13,346,621             $22,117,815       $23,758,124
    Other hotels                            2,963,923         3,281,511               5,138,261         5,754,300
  Development and construction                 42,018         2,990,247                 107,175         4,086,765
  Hotel sales and commissions                  93,373              -                  5,858,068              -
  Management services                         242,090           323,395                 471,898           613,238
  Employee leasing                          1,370,134         1,643,580               2,730,016         3,072,451
  Other                                          -              219,329                    -              386,854
                                        -------------     -------------         ---------------    ---------------

                                           16,962,690        21,804,683              36,423,233        37,671,732
                                         -------------     -------------         ---------------    ---------------

Operating costs and expenses:
  Hotel operations:
    AmeriHost Inn hotels                    8,507,534         8,842,746              16,692,558        17,026,443
    Other hotels                            2,098,862         2,468,283               4,274,177         4,832,229
  Development and construction                211,256         2,859,650                 587,424         3,774,381
  Hotel sales and commissions                    -                 -                  3,717,468              -
  Management services                         159,455           188,455                 351,912           408,258
  Employee leasing                          1,341,867         1,630,607               2,696,781         3,027,587
  Other                                         -               160,441                    -              397,995
                                        -------------     -------------         ---------------    ---------------
                                           12,318,974        16,150,182              28,320,320        29,466,893

                                        -------------     -------------         ---------------    ---------------
                                            4,643,716         5,654,501               8,102,913         8,204,839

  Depreciation and amortization             1,148,002         1,022,847               2,269,348         2,126,671
  Leasehold rents - hotels                  1,705,280         1,716,679               3,461,139         3,415,041
  Corporate general and administrative        411,804           404,216               1,025,432           803,169

                                        -------------     -------------         ---------------    ---------------
Operating income                            1,378,630         2,510,759               1,346,994         1,859,958

Other income (expense):
  Interest expense                         (1,389,474)       (1,442,870)             (2,797,047)       (2,942,586)
  Interest income                             122,163           201,983                 270,029           433,740
  Other income                                 63,143            11,096                 106,388           111,957
  Gain on sale of property                    275,207           840,257                 590,445         1,011,836
  Equity in net income and (losses)
     of affiliates                           (159,767)          (57,140)               (272,540)           11,611
                                        -------------     -------------         ---------------    ---------------

Income (loss) before minority
    interests and income taxes                289,902         2,064,085                (755,731)          486,516

Minority interests in (income) loss of
  consolidated subsidiaries and partnerships  (34,306)          (20,307)                (30,791)           (1,818)

                                        -------------     -------------         ---------------    ---------------
Income (loss) before income taxes             255,596         2,043,778                (786,522)          484,698

Income tax expense (benefit)                  103,000           838,000                (319,000)          183,000

                                        -------------     -------------         ---------------    ---------------

Net income (loss)                      $      152,596    $    1,205,778         $      (467,522)  $       301,698
                                       ==============    ==============         ===============   ===============

Net income (loss) per share - Basic    $         0.03    $         0.24         $         (0.09)   $         0.06
Net income (loss) per share - Diluted  $         0.03    $         0.23         $         (0.10)   $         0.05

                 See notes to consolidated financial statements.




                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)
==================================================================================================================

                                                                                 2001                   2000
                                                                          ----------------        -----------------
Cash flows from operating activities:

     Cash received from customers                                          $    37,508,895        $    36,209,343
     Cash paid to suppliers and employees                                      (28,816,393)           (33,192,522)
     Interest received                                                             101,262                594,030
     Interest paid                                                              (2,798,308)            (3,020,809)
     Income taxes received (paid)                                                 (276,353)                44,176

                                                                           ---------------        ---------------
Net cash provided by operating activities                                        5,719,103                634,218
                                                                           ---------------        ---------------

Cash flows from investing activities:

     Distributions, and collections on advances,
           from affiliates                                                         475,409              2,280,584
     Purchase of property and equipment                                         (5,569,952)            (4,067,133)
     Purchase of investments in, and advances
           to, minority owned affiliates                                        (1,847,326)            (2,122,277)
     Acquisitions of partnership interests,
           net of cash acquired                                                   (795,384)                    -
     Collections on notes receivable                                                13,089                 72,133
     Proceeds from sale of assets                                                     -                 5,023,020

                                                                           ---------------        ---------------
Net cash (used in) provided by investing activities                             (7,724,164)             1,186,327
                                                                           ---------------        ---------------

Cash flows from financing activities:

     Proceeds from issuance of long-term debt                                    3,500,162              1,224,439
     Principal payments on long-term debt                                       (4,266,789)            (3,789,455)
     Net proceeds from line of credit                                            3,185,569                 65,882
     Decrease in minority interest                                                    -                   (17,972)
     Issuance of common stock                                                       13,711                   -
     Other                                                                         117,000                 27,308
                                                                           ---------------        ----------------
Net cash provided by (used in) financing activities                              2,549,653             (2,489,798)

                                                                           ---------------        ---------------
Net increase (decrease) in cash                                                    544,592               (699,253)

Cash and cash equivalents, beginning of year                                     1,728,869              3,766,323

                                                                           ---------------        ---------------
Cash and cash equivalents, end of period                                   $     2,273,461        $     3,097,070
                                                                           ===============        ===============

                                   (continued)




                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

===================================================================================================================

                                                                                2001                     2000
                                                                          ----------------        -----------------
Reconciliation of net income (loss) to net
     cash provided by operating activities:

Net income (loss)                                                            $    (467,522)        $      301,698

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

     Depreciation and amortization                                               2,269,348              2,126,671
     Equity in net (income) loss of affiliates and
           amortization of deferred income                                         272,540                (11,611)
     Minority interests in net income of subsidiaries                               30,791                  1,818
     Amortization of deferred gain                                                (431,588)              (755,994)
     Deferred income taxes                                                         314,000                548,000
     Gain on sale of property and equipment                                       (590,445)            (1,011,836)
     Proceeds from sale of hotels                                                4,724,468                   -
     Income from sale of hotels                                                   (986,189)                  -

     Changes in assets and liabilities, net of effects of acquisition:

           Increase in accounts receivable                                        (255,169)            (1,508,964)
           (Increase) decrease in prepaid expenses and
            other current assets                                                   (23,008)               285,353
           Increase in refundable income taxes                                    (909,353)              (320,824)
           Decrease (increase) in costs and estimated earnings
            in excess of billings                                                  286,057               (213,636)
           (Increase) decrease in other assets                                    (292,228)                23,107

           Increase in accounts payable                                            569,250              1,244,644
           Increase (decrease) in accrued payroll and other accrued
            expenses and current liabilities                                       261,026               (161,595)
           Decrease in accrued interest                                             (1,261)               (78,223)
           Increase in deferred income                                             948,386                165,640

                                                                             -------------         --------------
Net cash provided by operating activities                                    $   5,719,103         $      634,218
                                                                             =============         ==============

                 See notes to consolidated financial statements.


                           ARLINGTON HOSPITALITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

================================================================================

1.    BASIS OF PREPARATION:
      ---------------------

      The financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Arlington Hospitality, Inc. and subsidiaries as of June 30, 2001 and December 31, 2000, and the results of its operations and cash flows for the three and six months ended June 30, 2001 and 2000. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K. Certain reclassifications have been made to the 2000 financial statements in order to conform with the 2001 presentation.

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


                                                 Three Months Ended June 30,             Six Months Ended June 30,
                                             --------------------------------       ---------------------------------
                                                  2001               2000                2001               2000
                                             ---------------    -------------       ---------------    --------------

      Net income (loss)                       $      152,596    $   1,205,778       $      (467,522)   $      301,698
      Impact of convertible
         partnership interests                       (18,391)         (15,894)              (58,681)          (49,226)
                                              --------------    -------------       ---------------    --------------
      Net income (loss) available to
         common shareholders                  $      134,205    $   1,189,884       $      (526,203)   $      252,472
                                              ==============    =============       ===============    ==============

      Weighted average common
         shares outstanding                        4,980,484        4,974,984             4,979,953         4,973,658
      Dilutive effect of convertible
         partnership interests and
         common stock equivalents                    248,771          289,540               168,100           292,720

                                              --------------    -------------       ---------------    --------------
      Dilutive common shares outstanding           5,229,255        5,264,524             5,148,053         5,266,378
                                              ==============    =============       ===============    ==============

      Net income (loss) per share - Basic     $         0.03    $        0.24       $        (0.09)    $         0.06
                                              ==============    =============       ==============     ==============

      Net income (loss) per share - Diluted   $         0.03    $        0.23       $        (0.10)    $         0.05
                                              ==============    =============       ==============     ==============


                           ARLINGTON HOSPITALITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

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

      The income tax expense (benefit) for the three and six months ended June 30, 2001 and 2000 was based on the Company's estimate of the effective tax rate expected to be applicable for the full year. The Company expects the effective tax rate to approximate the Federal and state statutory rates.

5.    HOTEL LEASES:
      -------------

      The Company leases 29 hotels as of June 30, 2001 (including 26 sale/leaseback hotels - Note 8), the operations of which are included in the Company's consolidated financial statements. All of these leases are triple net and provide for monthly base rent payments ranging from $14,000 to $27,000. The Company leases one of these hotels from a partnership in which the Company owns an equity interest of 16.33%. This lease also provides for additional rent payments of approximately $74,000 per annum, plus percentage rents computed on room revenues in excess of stipulated amounts. The leases expire through March 2014.

      Three of the leases provide for an option to purchase the hotel. The purchase prices are based upon a fixed amount approximating the fair value at the lease commencement, subject to increases in the CPI index. At June 30, 2001, the aggregate purchase price for these three leased hotels was approximately $11,500,000.

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

7.    INVESTMENTS:
      ------------

      Effective January 1, 2001, the Company acquired the remaining ownership interest in one hotel joint venture. The following is a summary of this acquisition:

                 Property and equipment acquired                $   2,100,058
                 Other assets acquired                                 37,023
                 Long-term debt assumed                            (1,238,763)
                 Other liabilities assumed                           (102,934)
                                                                -------------
                 Cash paid, net of cash acquired                $     795,384
                                                                =============

                           ARLINGTON HOSPITALITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

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

      The REIT has sold four of their hotels to unrelated third parties, including one during the three months ended June 30, 2001. Consequently, the Company has terminated the leases with the REIT for these hotels and recognized revenue from the sale of these hotels, which is classified as hotel sales and commissions in the accompanying consolidated financial statements. The unamortized deferred gain related to the initial sale of each of these hotels was recognized upon termination of the respective leases.

9.    BUSINESS SEGMENTS:
      ------------------

      The Company's business is primarily involved in five segments: (1) hotel operations, consisting of the operations of all hotels in which the Company has a 100% or majority ownership or leasehold interest, (2) hotel development and construction, consisting of development, construction and renovation of hotels for unconsolidated joint ventures and unrelated third parties, (3) hotel sales and commissions, resulting from the sale of AmeriHost Inn hotels, (4) hotel management, consisting of hotel management activities and (5) employee leasing, consisting of the leasing of employees to various hotels. Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, operating income, identifiable assets, capital expenditures and depreciation and amortization for the six months ended June 30, 2001 and 2000, for each business segment, which is the information utilized by the Company's decision makers in managing the business:


         Revenues                                                               2001                2000
         --------                                                      ------------------------------------------

                Hotel operations                                          $  27,256,076      $  29,512,424
                Hotel development and construction                              107,175          4,086,765
                Hotel sales and commissions                                   5,858,068               -
                Hotel management                                                471,898            613,238
                Employee leasing                                              2,730,016          3,072,451
                Other                                                              -               386,854
                                                                          -------------      -------------
                                                                          $  36,423,233      $  37,671,732
                                                                          =============      =============
         Operating costs and expenses

                Hotel operations                                          $  20,966,735      $  21,858,672
                Hotel development and construction                              587,424          3,774,381
                Hotel sales and commissions                                   3,717,468               -
                Hotel management                                                351,912            408,258
                Employee leasing                                              2,696,781          3,027,587
                Other                                                              -               397,995
                                                                          -------------      -------------
                                                                          $  28,320,320      $  29,466,893
                                                                          =============      =============


                           AMERIHOST PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

================================================================================

9.    BUSINESS SEGMENTS (CONTINUED):
      ------------------------------

         Operating income                                                       2001               2000
         ----------------                                              -----------------------------------------

                Hotel operations                                          $     635,297      $   2,155,315
                Hotel development and construction                             (493,034)           302,871
                Hotel sales and commissions                                   2,140,600               -
                Hotel management                                                 91,185            181,300
                Employee leasing                                                 31,641             43,706
                Other                                                              -               (14,075)
                Corporate                                                    (1,058,695)          (809,159)
                                                                          -------------      -------------
                                                                          $   1,346,994      $   1,859,958
                                                                          =============      =============
         Identifiable assets
         -------------------

                Hotel operations                                          $  96,073,082      $  91,591,369
                Hotel development and construction                              534,644          2,371,539
                Hotel management                                               (167,925)           149,742
                Employee leasing                                                176,593            978,064
                Other                                                              -               119,390
                Corporate                                                     5,463,475          5,712,140
                                                                          -------------      -------------
                                                                          $ 102,079,869      $ 100,922,244
                                                                          =============      =============
         Capital expenditures
         --------------------                                                                -

                Hotel operations                                          $   5,474,253      $   3,901,214
                Hotel development and construction                                5,975              7,942
                Hotel management                                                 43,722             28,875
                Employee leasing                                                   -                   -
                Other                                                              -                21,839
                Corporate                                                        46,001            107,263
                                                                          -------------      -------------
                                                                          $   5,569,951      $   4,067,133
                                                                          =============      =============
         Depreciation/Amortization
         -------------------------

                Hotel operations                                          $   2,192,905      $   2,083,396
                Hotel development and construction                               12,786              9,513
                Hotel management                                                 28,800             23,680
                Employee leasing                                                  1,594              1,158
                Other                                                              -                 2,934
                Corporate                                                        33,263              5,990
                                                                          -------------      -------------
                                                                          $   2,269,348      $   2,126,671
                                                                          =============      =============


10.   COMMITMENTS AND CONTINGENCIES:
      ------------------------------

      As a result of the sale of two hotels by the REIT in the first quarter, pursuant to the Amended Master Lease (Note 8), the Company is obligated to purchase another two of the sale/leaseback properties. One of these transactions was closed during the third quarter of 2001, and the second one is expected to close prior to June 30, 2002.

                           ARLINGTON HOSPITALITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

================================================================================

10.   COMMITMENTS AND CONTINGENCIES (CONTINUED):
      ------------------------------------------

      As At June 30, 2001, the Company had $6.6 million outstanding under its operating line-of-credit. The operating line-of-credit (i) has a limit of $8.5 million; (ii) is collateralized by a security interest in certain of the Company's assets, including its interest in various joint ventures;
      (iii) bears interest at an annual rate equal to the lending bank's base rate plus 1/2% (with a minimum interest rate of 7.5%); and (iv) matures August 15, 2001. The lender has indicated the line-of-credit will be extended.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
          OF OPERATIONS
         --------------

GENERAL

The Company is engaged in the development and sale of AmeriHost Inn hotels, and the ownership, operation and management of AmeriHost Inn hotels and other mid-price hotels. As of June 30, 2001, the Company had 68 AmeriHost Inn hotels open, of which 56 were wholly-owned or leased, one was majority-owned, and 11 were minority-owned. The Company opened five AmeriHost Inn hotels during the past twelve months. The Company intends to use the AmeriHost Inn brand when expanding its hotel operations segment. As of June 30, 2001, five wholly-owned AmeriHost Inn hotels were under construction. Same room revenues for all AmeriHost Inn hotels owned and operated by the Company, including minority owned hotels, decreased approximately 2.5% during the second quarter of 2001, compared to the second quarter of 2000, attributable to an increase of $2.67 in average daily rate offset by a 6.9% decrease in occupancy. These results relate to the 63 AmeriHost Inn hotels that were operating for at least thirteen full months during the three months ended June 30, 2001. During the first six months of 2001, same room revenue for all AmeriHost Inn hotels owned and operated by the Company decreased approximately 1.4%, attributable to an increase in average daily rate of $1.96 offset by a 4.2% decrease in occupancy. These results relate to the 63 AmeriHost Inn hotels that were operating for at least thirteen full months during the six months ended June 30, 2001.

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

Revenues from Consolidated AmeriHost Inn hotels decreased 8.2% and 6.9% to $12.3 million and $22.1 million during the three and six months ended June 30, 2001, from revenues of $13.3 million and $23.8 million during the three and six months ended June 30, 2000, respectively, due primarily to the sale of hotels to franchisees. Revenues from the development segment decreased 98.6% and 97.4% to $42,018 and $107,175 during the three and six months ended June 30, 2001, from $3.0 million and $4.1 million for the three and six months ended June 30, 2000, respectively, due to the decrease in hotel development activity for minority owned and third party entities. Revenues from hotel sales and commissions was $5.9 million during the six months ended June 30, 2001, as a result of the sale of five AmeriHost Inn hotels, including one in the second quarter. Revenues from hotel management and employee leasing segments decreased by 18.0% and 13.1% in total during the three and six months ended June 30, 2001, respectively, due primarily to the sale or termination of hotels under management contracts. Revenues from Consolidated non-AmeriHost Inn hotels decreased 9.7% and 10.7% during the three and six months ended June 30, 2001, respectively, compared to 2000, as a result of the sale of one non-AmeriHost Inn hotel. Total revenues decreased 22.2% and 3.3% to $17.0 million and $36.4 million during the three and six months ended June 30, 2001, from $21.8 million and $37.7 million during the three and six months ended June 30, 2000. The Company recorded net income of $152,596 for the second quarter of 2001, or $0.03 per diluted share, compared to net income of $1.2 million or $0.23 per diluted share in 2000. The Company recorded a net loss of ($467,522) for the six months ended June 30, 2001, or ($0.10) per diluted share, compared to net income of $301,698, or $0.05 per diluted share, for the six months ended June 30, 2000.

After developing and operating the AmeriHost Inn brand name for approximately 10 years, the Company decided to begin franchising this brand in 1999. As previously announced, on September 30, 2000, the Company sold the AmeriHost Inn and AmeriHost Inn & Suites brand names and franchising rights to Cendant Corporation. Cendant is the world's largest franchising company with hotel brand names such as Days Inn, Super 8 and Wingate. The Company received $5.5 million upon closing. The agreement with Cendant also provides for additional long-term incentives to the Company as the AmeriHost Inn brands are expanded, including royalty sharing and a fee each time a hotel owned by the Company is sold to an operator who becomes a Cendant franchisee. In conjunction with this transaction, the Company has changed its name to Arlington Hospitality, Inc.

The Company uses cash flow, defined as net income plus depreciation and amortization, as a supplemental performance measure, along with net income, to report its operating results. Net income plus depreciation is not defined by Generally Accepted Accounting Principles ("GAAP"), however the Company believes it provides relevant information about its operations and is necessary for an understanding of the Company's operations, given its significant investment in real estate. Cash flow, as defined, should not be considered as an alternative to operating income (as determined in accordance with GAAP) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Cash flow, as defined, was $1.3 million during the second quarter of 2001, compared to $2.2 million during the second quarter of 2000. Cash flow, as defined, was $1.8 million during the first six months of 2001, compared to $2.4 million during the first six months of 2000.

Amerihost had an ownership interest in 77 hotels at June 30, 2001 versus 79 hotels at June 30, 2000 (excluding hotels under construction). The increased ownership from the development of AmeriHost Inn hotels for the Company's own account and for minority-owned entities was offset by the sale of AmeriHost Inn hotels to franchisees and non-AmeriHost Inn hotels to unrelated third parties. These figures include a net decrease of three Consolidated hotels, from 66 at June 30, 2000 to 63 at June 30, 2001.


RESULTS OF OPERATIONS  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED
   TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

Revenues decreased 22.2% and 3.3% to $17.0 million and $36.4 million during the three and six months ended June 30, 2001, respectively, from $21.8 million and $37.7 million during the three and six months ended June 30, 2000. The decrease in revenue was primarily due to decreases in hotel development revenues and hotel operating revenues.

Hotel operations revenue decreased 8.5% and 7.7% to $15.2 million and $27.3 million during the three and six months ended June 30, 2001 respectively, from $16.6 million and $29.5 million during the three and six months ended June 30, 2000. Revenues from Consolidated AmeriHost Inn(R) hotels decreased 8.2% and 6.9% to $12.3 millioN and $22.1 million during the three and six months ended June 30, 2001, respectively, from $13.3 million and $23.8 million during the three and six months ended June 30, 2000. These decreases were attributable primarily to a decrease in same room revenues, and the sale of six Consolidated AmeriHost Inn hotels. Revenues from Consolidated other brand hotels decreased 9.7% and 10.7% to $3.0 million and $5.2 million during the three and six months ended June 30, 2001, respectively. These decreases were primarily the result of the sale of two non-AmeriHost Inn Consolidated hotels. The hotel operations segment included the operations of 63 Consolidated hotels (including 57 AmeriHost Inn(R) hotels) comprising 4,446 rooms at June 30, 2001, compared to 66 Consolidated hotels (including 59 AmeriHost Inn hotels) comprising 4,686 rooms at June 30, 2000. The Company has experienced an increase in competition in certain markets, primarily from newly constructed hotels. As a result, there is increased downward pressure on occupancy levels and average daily rates. The Company believes that as the number of AmeriHost Inn hotels increases, the greater the benefits will be at all locations from marketplace recognition and repeat business. In addition, the Company typically builds new hotels in growing markets where it anticipates a certain level of additional hotel development.

Hotel development revenue decreased 98.6% and 97.4% to $42,018 and $107,175 during the three and six months ended June 30, 2001, respectively, from $3.0 million and $4.1 million during the three and six months ended June 30, 2000. Hotel development revenues are directly related to the number of hotels being developed and constructed for minority-owned entities or unrelated third parties. The Company was not constructing any hotels for minority-owned entities or unrelated third parties during the first six months of 2001, compared to four hotels during the first six months of 2000. However, the Company also had several additional projects in various stages of pre-construction development during both six-month periods.

The Company recorded $93,373 and $5.9 million in hotel sales and commission revenue during the three and six months ended June 30, 2001, respectively. The Company and the REIT which owns certain of the Company's leased hotels, closed on the sale of five AmeriHost Inn hotels during the first six months of 2001, including one in the second quarter. The Company intends to continue to build and sell AmeriHost Inn hotels in order to maximize the value inherent in the Cendant transaction while enhancing net income and cash flow.

Hotel management revenue decreased 25.1% and 23.1% to $242,090 and $471,898 during the three and six months ended June 30, 2001, respectively, from $323,395 and $613,238 during the three and six months ended June 30, 2000. The number of hotels managed for third parties and minority-owned entities was 16 hotels, representing 1,574 rooms, at June 30, 2000 versus 16 hotels, representing 1,318 rooms, at June 30, 2001. The decrease in revenues was primarily due to the termination of one management contract for a 324 room hotel and the sale or buyout of minority owned AmeriHost Inn hotels, offset by the addition of two minority owned AmeriHost Inn hotels.

Employee leasing revenue decreased 16.6% and 11.2% to $1.4 million and $2.7 million during the three and six months ended June 30, 2001, respectively, from $1.6 million and $3.1 million during the three and six months ended June 30, 2000, due primarily to the reduction in rooms managed for minority-owned entities and unrelated third parties as described above, and the associated decrease in payroll costs which is the basis for the employee leasing revenue.

Total operating costs and expenses decreased 23.7% and 3.9% to $12.3 million (72.6% of total revenues) and $28.3 million (77.8% of total revenues) during the three and six months ended June 30, 2001, respectively, from $16.2 million (74.1% of total revenues) and $29.5 million (78.2% of total revenues) during the three and six months ended June 30, 2000, primarily due to decreases in operating costs and expenses from the hotel operations and hotel development segments as described below. Operating costs and expenses in the hotel operations segment decreased 8.5% and 4.1% to $10.6 million and $21.0 million during the three and six months ended June 30, 2001, respectively. A decrease in operating costs associated with the fewer number of hotels included in this segment (63 hotels at June 30, 2001 versus 66 hotels at June 30, 2000), were partially offset by significant increases in energy costs, inflationary increases in operating expenses and the greater number of stabilized hotels. Hotel operations segment operating costs and expenses as a percentage of segment revenue increased to 69.7% and 76.9% during the three and six months ended June 30, 2001, from 68.0% and 74.1% during the three and six months ended June 30, 2000. Operating costs and expenses as a percentage of revenues for the Consolidated AmeriHost Inn hotels increased to 69.4% and 75.5% during the three and six months ended June 30, 2001, from 66.3% and 71.7% during the three and six months ended June 30, 2000.

Operating costs and expenses for the hotel development segment decreased 92.6% and 84.4%, to $211,256 and $587,424 during the three and six months ended June 30, 2001, from $2.9 million and $3.8 million during the three and six months ended June 30, 2000, consistent with the 98.6% and 97.4% decrease in hotel development revenues for the three and six months ended June 30, 2001. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased during the three and six month periods ended June 30, 2001 due to the decrease in hotel construction activity.

Hotel management segment operating costs and expenses decreased 15.4% and 13.8% to $159,455 and $351,912 during the three and six months ended June 30, 2001, respectively, from $188,455 and $408,258 during the three and six months ended June 30, 2000. These decreases were primarily due to the decrease in the number of hotel rooms operated and managed for unrelated third parties and minority-owned entities. Employee leasing operating costs and expenses decreased 17.7% and 10.9% to $1.3 million and $2.7 million during the three and six months ended June 30, 2001, respectively, from $1.6 million and $3.0 million during the three and six months ended June 30, 2000, which is consistent with the 16.6% and 11.2% decrease in segment revenue for the three and six months ended June 30, 2001.

Depreciation and amortization expense increased 12.2% and 6.7% to $1.1 million and $2.3 million during the three and six months ended June 30, 2001, respectively, from $1.0 million and $2.1 million during the three and six months ended June 30, 2000. The increases were primarily attributable to the additional four hotels opened during 2001, offset by the sale of five consolidated hotels that closed in 2001.

Leasehold rents - hotels decreased 0.7% and increased 1.4% to $1.7 million and $3.5 million during the three and six months ended June 30, 2001, respectively, compared to $1.7 million and $3.4 million during the three and six months ended June 30, 2000. The fluctuations were primarily attributable to the termination of three leased hotels during the first six months of 2001 as a result of the lessor selling these hotels, offset by the extension of the hotel leases with a REIT.

Corporate general and administrative expense increased 1.9% and 27.7% to $411,804 and $1.0 million during the three and six months ended June 30, 2001, respectively, from $404,216 and $803,169 during the three and six months ended June 30, 2000, and can be attributed primarily to the overall growth of the Company, and the recognition of expenses during the first quarter of 2001 related to the issuance of stock options and transitional accounting fees.

The Company's operating income decreased 45.1% and 27.6% to $1.4 million and $1.3 million during the three and six months ended June 30, 2001, respectively, from $2.5 million and $1.9 million during the three and six months ended June 30, 2000. The following discussion of operating income by segment is exclusive of any corporate general and administrative expense. Operating income from Consolidated AmeriHost Inn hotels decreased 35.6% and 65.3% to $1.5 million and $782,398 during the three and six months ended June 30, 2001, respectively, from $2.3 million and $2.3 million during the three and six months ended June 30, 2000. These decreases in operating income were due to the decrease in the number of consolidated AmeriHost Inn hotels operated by the Company, a decrease in same room revenues, and increases in certain hotel operating expenses including energy costs. Operating income from the hotel development segment decreased to ($175,630) during the three months ended June 30, 2001, from $125,840 during the three months ended June 30, 2000 and decreased to ($493,035) during the first six months of 2001 from $302,870 during the first six months of 2000. The fluctuations in hotel development operating income were due to the timing of hotels developed and constructed for third parties and minority-owned entities during the second quarter and first six months of 2001, compared with the second quarter and first six months of 2000, and the overall decrease in the number of hotels developed and constructed for third parties and minority-owned entities during 2001. The hotel management segment had operating income of $68,235 and $91,185 during the three and six months ended June 30, 2001, compared to operating income of $123,101 and $181,300 during the three and six months ended June 30, 2000. These decreases were due primarily to a reduction in the number of hotel rooms managed during the past twelve months for unrelated third parties and minority-owned properties. Employee leasing operating income increased to $27,470 during the three months ended June 20, 2001, from $12,394 during the three months ended June 30, 2000, and decreased to $31,641 during the six months ended June 30, 2001, from $43,706 during the six months ended June 30, 2000, due primarily to the decrease in employee leasing agreements with minority-owned entities and unrelated third parties, and the allocation of certain costs.

Interest expense decreased 3.7% and 5.0% to $1.4 million and $2.8 million during the three and six months ended June 30, 2001, respectively, from $1.4 million and $2.9 million during the three and six months ended June 30, 2000. This decrease was primarily attributable to the aforementioned sales of hotels whereby the Company does not incur any interest expense on the sold hotels after the sale dates as well as the reduction of interest rates on certain floating rate loan agreements, partially offset by the mortgage financing of newly constructed Consolidated hotels.

The Company's share of equity in income (loss) of affiliates decreased to ($159,767) during the three months ended June 30, 2001, from ($57,140) during the three months ended June 30, 2000. The Company's share of equity in income
(loss) of affiliates decreased to ($272,540) during the six months ended June 30, 2001, from $11,611 during the six months ended June 30, 2000. The decrease in equity of affiliates during the second quarter and first six months of 2001 was primarily attributable to the sale of two minority-owned properties in the first half of 2000 at a significant gain. Distributions from affiliates were $10,059 during the six months ended June 30, 2001, compared to $282,389 during the six months ended June 30, 2000.

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

During the first six months of 2001, the Company provided cash from operations of $5.7 million, compared to $634,218 during the first six months of 2000, or an increase in cash provided by operations of $5.1 million. The increase in cash flow from operations during the first six months of 2001, when compared to 2000, can be attributed primarily to the sale of five hotels.

The Company invests cash in three principal areas: (i) the purchase of property and equipment through the construction and renovation of Consolidated hotels;
(ii) the purchase of equity interests in hotels; and (iii) the making of loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. During the first six months of 2001, the Company used $7.7 million in investing activities compared to receiving $1.2 million during the first six months of 2000. During the first six months of 2001, the Company bought out a partner's interest in one joint venture for $795,384, used $5.6 million to purchase property and equipment for Consolidated AmeriHost Inn hotels, and used $1.4 million for investments in and advances to affiliates, net of distributions and collections on advances from affiliates. During the first six months of 2000, the Company received $5.0 million from the sale of hotels, used $4.1 million to purchase property and equipment for Consolidated AmeriHost Inn hotels, and received $158,307 in distributions and collections on advances to affiliates, net of investments in and advances to affiliates.

Cash provided by financing activities was $2.5 million during the first six months of 2001 compared to cash used by financing activities of $2.5 million during the first six months of 2001. In 2001, the primary factors were principal repayments of $4.3 million on the mortgage financing of Consolidated hotels, including the repayment of mortgages in connection with the sale of hotels, offset by $3.5 million in proceeds from the mortgage financing of Consolidated hotels, and net proceeds of $3.2 million on the Company's operating line-of-credit. In 2000, the contributing factors were principal repayments of $3.8 million on the mortgage financing of Consolidated hotels, including the repayment of mortgages in connection with the sale of hotels, offset by $1.2 million in proceeds from the issuance of long-term debt, and $65,882 in net proceeds from the Company's operating line-of-credit.

At June 30, 2001, the Company had $6.6 million outstanding under its operating line-of-credit. The operating line-of-credit (i) has a limit of $8.5 million;
(ii) is collateralized by a security interest in certain of the Company's assets, including its interest in various joint ventures; (iii) bears interest at an annual rate equal to the lending bank's base rate plus 1/2% (with a minimum interest rate of 7.5%); and (iv) matures August 15, 2001. The lender has indicated the line-of-credit will be extended.

The Company expects cash from operations, including proceeds from the sale of hotels, to be sufficient to pay all operating and interest expenses in 2001, as well as commitments to purchase hotel assets.

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

The table below provides information about financial instruments that are sensitive to changes in interest rates, for each interest rate sensitive asset or liability as of June 30, 2001. The carrying amounts reflected approximate the estimated fair values. As the table incorporates only those exposures that existed as of June 30, 2001, it does not consider those exposures or positions which could arise after that date. Moreover, the information presented therein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, hedging strategies and prevailing interest rates at the time.

                                                                                             Average Nominal
                                                                  Carrying Value              Interest Rate
                                                                  --------------          ---------------------

         Operating line of credit - variable rate                $     6,593,702                  7.25%
         Mortgage debt - fixed rate                              $    30,419,719                  8.20%
         Mortgage debt - variable rate                           $    28,656,107                  8.67%


                           PART II: Other Information


Item 4.      Submission of Matters to a Vote of Securities Holders:
-------

             The annual shareholders' meeting was held on May 24, 2001. Two matters were voted as follows:

             Matter 1:  Election of Directors

                           Director             For          Against     Abstain
                    --------------------   --------------  ------------ --------

                     Michael P. Holtz         3,955,177         940      10,050
                     Russell J. Cerqua        3,955,517         600      10,050
                     Reno J. Bernardo         3,951,742       4,375      10,050
                     Salomon J. Dayan         3,955,217         890      10,050
                     Jon K. Haahr             3,955,292         825      10,050
                     Thomas J. Romano         3,952,142       3,975      10,050

              Matter 2:  Proposal  to  Approve the  Amendment  to the  Company's
                           Amended and Restated Articles of Incorporation to Change the Company's Name.

                                                For          Against     Abstain
                                           --------------  ------------ --------


                                              3,942,552      15,801        7,814


Item 6.      Exhibits and Reports on Form 8-K:
-------

             (a)       Reports on Form 8-K:

There were no reports on Form 8-K filed during this period covered by this report.




Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ARLINGTON HOSPITALITY, INC.
                                         ---------------------------
                                                  Registrant


Date:  August 9, 2001
                                 By:    /s/ James B. Dale
                                        ----------------------------------------
                                        James B. Dale
                                        Treasurer/Senior Vice President, Finance