Form 10-Q
period 2001-09-30
AMERIHOST PROPERTIES INC
filed 2001-11-07
CIK 778423

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           For the quarterly period ended    SEPTEMBER 30, 2001
                                                           ---------------------

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

As of November 6, 2001, 4,958,081 shares of the Registrant's Common Stock were outstanding.

================================================================================

                           ARLINGTON HOSPITALITY, INC.

                                    FORM 10-Q

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001



                                      INDEX



               PART I: Financial Information                              Page
               -----------------------------                              ----

Item 1 - Financial Statements -

     Consolidated Balance Sheets as of September 30, 2001
               and December 31, 2000 (unaudited)                              4

     Consolidated Statements of Operations for the Three and
               Nine Months Ended September 30, 2001 and 2000 (unaudited)      6

     Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 2001 and 2000 (unaudited)                  7

     Notes to Consolidated Financial Statements                               9

Item 2 - Management's Discussion and Analysis                                14

Item 3 - Quantitative and Qualitative Disclosures About Market Risk          19


               PART II: Other Information
               --------------------------

Item 4 - Submission of Matters to a Vote of Securities Holders               20

Item 6 - Exhibits and Reports on Form 8-K                                    20

Signatures                                                                   20

                          Part I: Financial Information

                          Item 1: Financial Statements


                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
=================================================================================================================
                                                                            September 30,           December 31,
                                                                                 2001                  2000
                                                                            -------------           ------------
                          ASSETS

                  Current assets:

   Cash and cash equivalents                                              $     4,956,635          $    1,728,869
   Accounts receivable, net of allowance of $150,000
     at September 30, 2001 and $100,000 at December 31, 2001
     (including $170,000 and  $361,000 from
     related parties)                                                           2,834,970               2,288,865
   Interest receivable                                                            324,583                 374,960
   Notes receivable, current portion                                              543,485                 618,485
   Prepaid expenses and other current assets                                      370,831               1,013,053
   Costs and estimated earnings in excess of billings on
     uncompleted contracts with related parties                                   362,558                 375,780
                                                                          ---------------          --------------

     Total current assets                                                       9,393,062               6,400,012
                                                                          ---------------          --------------

Investments in and advances to unconsolidated
   hotel joint ventures                                                         7,197,902               7,031,982
                                                                          ---------------          --------------

                  Property and equipment:

   Land                                                                        11,873,384              11,226,664
   Buildings                                                                   60,442,796              60,122,758
   Furniture, fixtures and equipment                                           21,985,524              21,393,936
   Construction in progress                                                     6,630,610                 850,238
   Leasehold improvements                                                       2,882,851               2,875,379
                                                                          ---------------          --------------
                                                                              103,815,165              96,468,975

   Less accumulated depreciation and amortization                              20,894,314              18,666,279
                                                                          ---------------          --------------
                                                                               82,920,851              77,802,696
                                                                          ---------------          --------------

Notes receivable, less current portion                                            688,289                 801,346

Deferred income taxes                                                           3,357,000               3,402,000

Other assets, net of accumulated amortization of
   $997,680 and $805,998                                                        2,681,925               2,704,679
                                                                          ---------------          --------------
                                                                                6,727,214               6,908,025

                                                                          $   106,239,029          $   98,142,715
                                                                          ===============          ==============



                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
==================================================================================================================

                                                                           September 30,            December 31,
                                                                               2001                     2000
                                                                          ---------------         -----------------

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                       $     2,560,361          $    2,313,640
   Bank line-of-credit                                                          6,793,702               3,408,133
   Accrued payroll and related expenses                                           867,978                 775,714
   Accrued real estate and other taxes                                          2,205,051               1,937,415
   Other accrued expenses and current liabilities                                 447,804                 306,146
   Current portion of long-term debt                                            2,437,287               1,698,538
   Income taxes payable                                                           754,484                 132,420
                                                                          ---------------          --------------

      Total current liabilities                                                16,066,667              10,572,006
                                                                          ---------------          --------------


Long-term debt, net of current portion                                         58,108,406              56,905,152
                                                                          ---------------          --------------

Deferred income (Note 11)                                                      11,830,152              12,196,330
                                                                          ---------------          --------------

Commitments and contingencies


Minority interests                                                                448,285                 203,449
                                                                          ---------------          --------------


Shareholders' equity:
   Preferred stock, no par value; authorized 100,000 shares;
      none issued                                                                    -                       -
   Common stock, $.005 par value; authorized 25,000,000 shares;
      issued and outstanding 4,970,456 shares at September 30, 2001
      and 4,979,244 shares at December 31, 2000                                    24,920                  24,896
   Additional paid-in capital                                                  13,255,441              13,125,324
   Retained earnings                                                            6,942,033               5,552,433

                                                                          ---------------          --------------
                                                                               20,222,394              18,702,653
Less:
      Stock subscriptions receivable                                             (436,875)               (436,875)

                                                                               19,785,519              18,265,778

                                                                          $   106,239,029          $   98,142,715
                                                                          ===============          ==============


                 See notes to consolidated financial statements.



                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
====================================================================================================================

                                       Three Months Ended September 30,           Nine Months Ended September 30,
                                      ----------------------------------         ----------------------------------
                                             2001              2000                   2001               2000
                                      ---------------   ----------------        ---------------   -----------------
Revenue:
  Hotel operations:
    AmeriHost Inn hotels              $  12,939,843      $  14,533,022          $  35,057,658        $   38,291,146
    Other hotels                          3,121,609          3,769,565              8,259,870             9,523,865
  Development and construction              847,745          3,610,293                954,920             7,697,058
  Hotel sales and commissions             4,231,045               -                10,089,113                    -
  Management services                       257,808            320,996                729,706               934,234
  Employee leasing                        1,157,587          1,434,228              3,887,603             4,506,679
  Other                                         -              199,422                    -                 586,276
                                      -------------      -------------          -------------        --------------


                                         22,555,637         23,867,526             58,978,870            61,539,258
                                      -------------      -------------          -------------        --------------
Operating costs and expenses:
  Hotel operations:
    AmeriHost Inn hotels                  8,505,417          9,090,650             25,197,975            26,117,093
  Other hotels                            2,392,241          2,630,603              6,666,418             7,462,832
  Development and construction              251,607          3,591,327                839,031             7,365,708
  Hotel sales and commissions             3,118,210                -                6,835,678                   -
  Management services                       195,742            208,447                547,654               616,705
  Employee leasing                        1,152,710          1,423,474              3,849,491             4,451,061
  Other                                       1,618             82,859                  1,618               480,854
                                      -------------      -------------          -------------        --------------
                                         15,617,545         17,027,360             43,937,865            46,494,253

                                      -------------      -------------          -------------        --------------
                                          6,938,092          6,840,166             15,041,005            15,045,005

  Depreciation and amortization           1,129,657          1,177,305              3,399,005             3,303,976
  Leasehold rents - hotels                1,611,347          1,644,293              5,072,486             5,059,334
  Corporate general and administrative      451,520            484,428              1,476,952             1,287,597

                                      -------------      -------------          -------------        --------------
Operating income                          3,745,568          3,534,140              5,092,562             5,394,098

Other income (expense):
  Interest expense                       (1,207,437)        (1,410,867)            (4,004,484)           (4,353,453)
  Interest income                           233,891            153,666                503,920               587,406
  Other income                              507,836            160,173                614,224               272,130
  Gain on sale of property                  295,893          5,506,883                886,338             6,518,719
  Equity in net income and (losses)
    of affiliates                          (122,329)           (54,410)              (394,869)              (42,799)
                                      -------------      -------------          -------------        --------------

Income before minority
  interests and income taxes              3,453,422          7,889,585              2,697,691             8,376,101

Minority interests in (income)
  loss of consolidated subsidiaries
  and partnerships                         (304,300)           (88,667)              (335,091)              (90,485)
                                      -------------      -------------          -------------        --------------

Income before income taxes                3,149,122          7,800,918              2,326,600             8,285,616

Income tax expense                        1,292,000          3,159,000                973,000             3,342,000
                                      -------------      -------------          -------------        --------------

Net income                            $   1,857,122      $   4,641,918          $   1,389,600        $    4,943,616
                                      =============      =============          =============        ==============

Net income per share - Basic           $       0.37     $         0.93          $        0.28        $         0.99
Net income per share - Diluted         $       0.35     $         0.87          $        0.25        $         0.92

                                   See notes to consolidated financial statements.


                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
==================================================================================================================
                                                                                  2001                  2000
                                                                           -----------------      ----------------

Cash flows from operating activities:

    Cash received from customers                                           $    60,044,114        $    60,705,916
    Cash paid to suppliers and employees                                       (42,230,699)           (57,539,209)
    Interest received                                                              543,012                760,546
    Interest paid, net of $241,687 and $74,459 in capitalized interest          (4,004,818)            (4,447,662)
    Income taxes paid                                                             (305,936)               (48,827)

                                                                          ----------------        ---------------
Net cash provided by (used in) operating activities                             14,045,673               (569,236)
                                                                          ----------------        ---------------

Cash flows from investing activities:

    Distributions, and collections on advances,
       from affiliates                                                             978,021              2,559,666
    Purchase of property and equipment                                         (12,907,470)            (4,311,623)
    Purchase of investments in, and advances
       to, minority owned affiliates                                            (2,412,326)            (2,122,000)
    Acquisitions of partnership interests,
       net of cash acquired                                                       (795,384)                  -
    Collections on notes receivable                                                188,057                 78,474
    Proceeds from sale of assets                                                     2,500             12,473,537

                                                                          ----------------        ---------------
Net cash (used in) provided by investing activities                            (14,946,602)             8,678,054
                                                                          ----------------        ---------------

Cash flows from financing activities:

    Proceeds from issuance of long-term debt                                     8,435,866              4,540,817
    Principal payments on long-term debt                                        (7,732,627)            (6,029,193)
    Net proceeds from (repayments of ) line of credit                            3,385,569             (7,560,214)
    Decrease in minority interest                                                  (90,255)               (80,053)
    Common stock issuances                                                          13,141                   -
    Other                                                                          117,000                 27,308
                                                                           ---------------        ----------------
Net cash provided by (used in) financing activities                              4,128,694             (9,101,335)

                                                                          ----------------        ---------------
Net increase (decrease) in cash                                                  3,227,766               (992,517)

Cash and cash equivalents, beginning of year                                     1,728,869              3,766,323

                                                                          ----------------        ---------------
Cash and cash equivalents, end of period                                   $     4,956,635        $     2,773,806
                                                                           ===============        ===============





                                   (continued)




                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
==================================================================================================================
                                                                                 2001                  2000
                                                                           -----------------      ----------------

Reconciliation of net income to net
   cash provided by (used in) operating activities:

Net income                                                                   $   1,389,600         $    4,943,616

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

   Depreciation and amortization                                                 3,399,004              3,303,976
   Equity in net (income) loss of affiliates and
     amortization of deferred income                                               394,869                 42,799
   Minority interests in net income of subsidiaries                                335,091                 90,485
   Amortization of deferred gain                                                  (714,955)            (1,120,520)
   Deferred income taxes                                                            45,000                734,000
   Gain on sale of property and equipment                                         (886,338)            (6,518,719)
   Proceeds from sale of hotels                                                  9,039,507                   -
   Income from sale of hotels                                                   (2,141,769)                  -

   Changes in assets and liabilities, net of effects of acquisition:

     Increase in accounts receivable                                              (522,207)            (1,110,753)
     Decrease in prepaid expenses and
       other current assets                                                        683,254                237,513
     Decrease in refundable income taxes                                           622,064              2,559,173
     Decrease (increase) in costs and estimated earnings
       in excess of billings                                                        13,222               (199,806)
     (Increase) decrease in other assets                                          (161,511)                39,617

     Increase in accounts payable                                                  162,571              1,192,893
     Increase (decrease) in accrued payroll and other accrued
       expenses and current liabilities                                            483,109               (215,704)
     Decrease in accrued interest                                                     (335)               (98,434)
     Increase in deferred income                                                 1,905,498                205,087

                                                                           ----------------        ---------------
Net cash provided by (used in) operating activities                          $  14,045,673         $     (569,236)
                                                                             =============         ==============

                                See notes to consolidated financial statements.


                           ARLINGTON HOSPITALITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
================================================================================

1.   BASIS OF PREPARATION:
     ---------------------

     The consolidated financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Arlington Hospitality, Inc. and subsidiaries as of September 30, 2001 and December 31, 2000 and the results of its operations and cash flows for the three and nine months ended September 30, 2001 and 2000. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and reported amounts of revenue and expenses during the reported periods. Actual results may differ from those estimates. Certain reclassifications have been made to the 2000 consolidated financial statements in order to conform with the 2001 presentation.

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


                                             Three Months Ended Sept. 30,            Nine Months Ended Sept. 30,
                                           ----------------------------------    ----------------------------------

                                                 2001              2000               2001                2000
                                           ----------------  ---------------     ----------------   -----------------

   Net income                              $   1,857,122     $    4,641,918       $    1,389,600    $     4,943,616
   Impact of convertible
      partnership interests                      (18,385)           (31,171)             (76,389)           (80,396)
                                           -------------     --------------      ---------------    ---------------
   Net income available to
      common shareholders                  $   1,838,737     $    4,610,747       $    1,313,211    $     4,863,220
                                           =============     ==============       ==============    ===============

   Weighted average common
      shares outstanding                       4,980,731          4,979,244            4,979,844          4,975,334
   Dilutive effect of convertible
      partnership interests and
      common stock equivalents                   222,047            316,432              222,198            298,698

   Dilutive common shares outstanding          5,202,778          5,295,676            5,202,042          5,274,032
                                           =============     ==============       ==============    ===============

   Net income per share - Basic            $        0.37     $         0.93       $         0.28    $          0.99
                                           =============     ==============       ==============    ===============

   Net income per share - Diluted          $        0.35     $         0.87       $         0.25    $          0.92
                                           =============     ==============       ==============    ===============


                           ARLINGTON HOSPITALITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
================================================================================

4.   INCOME TAXES:
     -------------

     Deferred income taxes are provided on the differences in the bases of the Company's assets and liabilities determined for tax and financial reporting purposes and relate principally to depreciation of property and equipment and deferred income. A valuation allowance has not been recorded to reduce the deferred tax assets as the Company expects to realize all components of the deferred tax asset in future periods.

     The income tax expense for the three and nine months ended September 30, 2001 and 2000 was based on the Company's estimate of the effective tax rate expected to be applicable for the full year. The Company expects the effective tax rate to approximate the Federal and state statutory rates.

5.   HOTEL LEASES:
     -------------

     The Company leases 27 hotels as of September 30, 2001 (including 24 sale/leaseback hotels - Note 8), the operations of which are included in the Company's consolidated financial statements. All of these leases are triple net and provide for monthly base rent payments ranging from $14,000 to $27,000. The Company leases one of these hotels from a partnership in which the Company owns an equity interest of 16.33%. This lease also provides for additional rent payments of approximately $74,000 per annum, plus percentage rents computed on room revenues in excess of stipulated amounts. The leases expire through March 2014.

     Three of the leases provide for an option to purchase the hotel. The purchase prices are based upon a fixed amount approximating the fair value at the lease commencement, subject to increases in the CPI index. At September 30, 2001, the aggregate purchase price for these three leased hotels was approximately $11,500,000.

6.   LIMITED PARTNERSHIP GUARANTEED DISTRIBUTIONS:
     ---------------------------------------------

     The Company is a general partner in two partnerships, and had been a general partner in a third partnership, where the Company has guaranteed minimum annual distributions to the limited partners in the amount of 10% of their original capital contributions. On September 18, 2000, the Company finalized the terms of the purchase of the remaining ownership interests from its partners in these three joint ventures for a total of $2,444,800. One of these acquisitions was completed in January 2001, with the remaining two acquisitions in the total amount of $1,644,800, to be completed on or before December 31, 2001. However, the Company expects to extend the deadline for the purchase of one of the remaining ownership interests.

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
                                                             =============

                           ARLINGTON HOSPITALITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
================================================================================

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

      The REIT has sold six of their hotels through September 30, 2001, including five to unrelated third parties, and one to the Company. Consequently, the Company has terminated the leases with the REIT for these hotels and recognized revenue from the sale of the five hotels sold to unrelated parties, which is classified as hotel sales and commissions in the accompanying consolidated financial statements. The Company did not recognize revenue from the sale of one hotel to the Company. The unamortized deferred gain related to the initial sale of the hotels to the REIT was recognized upon termination of the respective leases as gain on sale of property and equipment for the five hotels sold to third parties, and as a reduction of acquisition cost for the one hotel purchased by the Company.

9.   BUSINESS SEGMENTS:
     ------------------

     The Company's business is primarily involved in five segments: (1) hotel operations, consisting of the operations of all hotels in which the Company has a 100% or majority ownership or leasehold interest, (2) hotel development, consisting of development, construction and renovation of hotels for unconsolidated joint ventures and unrelated third parties, (3) hotel sales and commissions, resulting from the sale of AmeriHost Inn hotels, (4) hotel management, consisting of hotel management activities and
     (5) employee leasing, consisting of the leasing of employees to various hotels. Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, operating income, identifiable assets, capital expenditures and depreciation and amortization for the nine months ended September 30, 2001 and 2000, for each business segment, which is the information utilized by the Company's decision makers in managing the business:


         Revenues                                                           2001                  2000
         --------                                                      ---------------      ---------------

                Hotel operations                                        $   43,317,528       $  47,815,011
                Hotel development and construction                             954,920           7,697,058
                Hotel sales and commissions                                 10,089,113                  -
                Hotel management                                               729,706             934,234
                Employee leasing                                             3,887,603           4,506,679
                Other                                                             -                586,276
                                                                       ---------------      --------------
                                                                        $   58,978,870       $  61,539,258
                                                                        ==============       =============
         Operating costs and expenses
         ----------------------------

                Hotel operations                                        $   31,864,393       $  33,579,925
                Hotel development and construction                             839,031           7,365,708
                Hotel sales and commissions                                  6,835,678                -
                Hotel management                                               547,654             616,705
                Employee leasing                                             3,849,491           4,451,061
                Other                                                            1,618             480,854
                                                                       ---------------      --------------
                                                                        $   43,937,865       $  46,494,253
                                                                        ==============       =============
                                       11



                           ARLINGTON HOSPITALITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
================================================================================

9.   BUSINESS SEGMENTS (CONTINUED):
     ------------------------------

         Operating income                                                   2001                  2000
         ----------------                                             ----------------      ---------------

                Hotel operations                                        $    3,083,336       $   5,955,994
                Hotel development and construction                             102,743             317,080
                Hotel sales and commissions                                  3,253,435                -
                Hotel management                                               140,664             282,009
                Employee leasing                                                35,744              53,880
                Other                                                           (1,618)            101,022
                Corporate                                                   (1,521,742)         (1,315,887)
                                                                       ---------------     ---------------
                                                                        $    5,092,562       $   5,394,098
                                                                        ==============       =============

         Identifiable assets
         -------------------

                Hotel operations                                        $   98,148,598       $  93,273,734
                Hotel development and construction                           1,299,724           1,733,073
                Hotel sales and commissions                                       -                   -
                Hotel management                                              (689,533)             75,670
                Employee leasing                                               103,536             887,649
                Other                                                             -                 57,001
                Corporate                                                    7,376,704           5,063,521
                                                                       ---------------      --------------
                                                                        $  106,239,029       $ 101,090,648
                                                                        ==============       =============

         Capital Expenditures
         --------------------

                Hotel operations                                        $   12,783,412       $   8,794,471
                Hotel development and construction                               5,975               7,942
                Hotel sales and commissions                                       -                   -
                Hotel management                                                62,503              29,403
                Employee leasing                                                  -                  4,684
                Other                                                             -                 21,839
                Corporate                                                       55,580             107,743
                                                                       ---------------      --------------
                                                                        $   12,907,470       $   8,966,082
                                                                        ==============       =============

         Depreciation/Amortization
         -------------------------

                Hotel operations                                        $    3,297,312       $   3,219,758
                Hotel development and construction                              13,147              14,270
                Hotel sales and commissions                                       -                   -
                Hotel management                                                41,388              35,520
                Employee leasing                                                 2,368               1,737
                Other                                                             -                  4,400
                Corporate                                                       44,790              28,291
                                                                       ---------------      --------------
                                                                        $    3,399,005       $   3,303,976
                                                                        ==============       =============


                           ARLINGTON HOSPITALITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
================================================================================

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

      The Company modified two of its mortgage loan agreements with existing lenders during the third quarter of 2001, resulting in the reduction of their respective interest rates to market. These modifications were not considered to be debt extinguishments, and as such, costs incurred in connection with the modifications were deferred and amortized, in addition to the existing deferred loan costs related to the original financing, over the remaining term of the respective loans.

      As of September 30, 2001, the Company had $6.8 million outstanding under its operating line-of-credit. The operating line-of-credit (i) has a limit of $7.5 million; (ii) is collateralized by a security interest in certain of the Company's assets, including its interest in various joint ventures;
      (iii) bears interest at an annual rate equal to the lending bank's base rate plus 1/2% (with a minimum interest rate of 7.5%); and (iv) matures February 15, 2002.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

GENERAL

The Company is engaged in the development and sale of AmeriHost Inn hotels, and the ownership, operation and management of AmeriHost Inn hotels and other mid-price hotels. As of September 30, 2001, the Company had 66 AmeriHost Inn hotels open, of which 54 were wholly-owned or leased, one was majority-owned, and 11 were minority-owned. The Company opened four AmeriHost Inn hotels during the past twelve months. The Company intends to use the AmeriHost Inn brand when expanding its hotel operations segment. As of September 30, 2001, four wholly-owned AmeriHost Inn hotels were under construction. Same room revenues for all AmeriHost Inn hotels owned and operated by the Company, including minority owned hotels, decreased approximately 5.4% during the third quarter of 2001, compared to the third quarter of 2000, attributable to an increase of $1.99 in average daily rate offset by a 9.0% decrease in occupancy. These results relate to the 62 AmeriHost Inn hotels that were operating for at least thirteen full months during the three months ended September 30, 2001. During the first nine months of 2001, same room revenue for all AmeriHost Inn hotels owned and operated by the Company decreased approximately 3.4%, attributable to an increase in average daily rate of $1.91 offset by a 6.4% decrease in occupancy. These results relate to the 62 AmeriHost Inn hotels that were operating for at least thirteen full months during the nine months ended September 30, 2001.

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

Revenues from Consolidated AmeriHost Inn hotels decreased 11.0% and 8.4% to $12.9 million and $35.1 million during the three and nine months ended September 30, 2001, from revenues of $14.5 million and $38.3 million during the three and nine months ended September 30, 2000, respectively, due primarily to the sale of hotels to franchisees. Revenues from the development segment decreased 76.5% and 87.6% to $847,745 and $954,920 during the three and nine months ended September 30, 2001, from $3.6 million and $7.7 million for the three and nine months ended September 30, 2000, respectively, due to the decrease in hotel development activity for minority owned and third party entities. Revenues from hotel sales and commissions was $4.2 million and $10.1 million during the three and nine months ended September 30, 2001, respectively, as a result of the sale of eight AmeriHost Inn hotels, including three in the third quarter. Revenues from hotel management and employee leasing segments decreased by 19.4% and 15.1% in total during the three and nine months ended September 30, 2001, respectively, due primarily to the sale or termination of hotels under management contracts. Revenues from Consolidated non-AmeriHost Inn hotels decreased 17.2% and 13.3% during the three and nine months ended September 30, 2001, respectively, compared to 2000, as a result primarily of the sale of one non-AmeriHost Inn hotel. Total revenues decreased 5.5% and 4.2% to $22.6 million and $59.0 million during the three and nine months ended September 30, 2001, from $23.9 million and $61.5 million during the three and nine months ended September 30, 2000. The Company recorded net income of $1.8 million for the third quarter of 2001, or $0.35 per diluted share, compared to net income of $4.6 million or $0.87 per diluted share in 2000. The Company recorded net income of $1.4 million for the nine months ended September 30, 2001, or $0.25 per diluted share, compared to net income of $4.9 million, or $0.92 per diluted share, for the nine months ended September 30, 2000. The third quarter of 2000 included a gain on the sale of the AmeriHost Inn brand names and franchising rights in the amount of approximately $5.2 million, net of closing costs, as discussed below.

After developing and operating the AmeriHost Inn brand name for approximately 10 years, the Company decided to begin franchising this brand in 1999. As previously announced, on September 30, 2000, the Company sold the AmeriHost Inn and AmeriHost Inn & Suites brand names and franchising rights to Cendant Corporation. Cendant is the world's largest franchising company with hotel brand names such as Days Inn, Super 8 and Wingate. The Company received $5.2 million upon closing, net of closing costs. The agreement with Cendant also provides for additional long-term incentives to the Company as the AmeriHost Inn brands are expanded, including royalty sharing and a fee each time a hotel owned by the Company is sold to an operator who becomes a Cendant franchisee. In conjunction with this transaction, the Company has changed its name to Arlington Hospitality, Inc.

The Company uses cash flow, defined as net income plus depreciation and amortization, as a supplemental performance measure, along with net income, to report its operating results. Net income plus depreciation is not defined by Generally Accepted Accounting Principles ("GAAP"), however the Company believes it provides relevant information about its operations and is necessary for an understanding of the Company's operations, given its significant investment in real estate. Cash flow, as defined, should not be considered as an alternative to operating income (as determined in accordance with GAAP) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Cash flow, as defined, was $3.2 million during the third quarter of 2001, compared to $5.8 million during the third quarter of 2000. Cash flow, as defined, was $5.0 million during the first nine months of 2001, compared to $8.2 million during the first nine months of 2000.

The United States lodging industry was negatively impacted by the terrorist attacks on the World Trade Center in New York City on September 11, 2001. Smith Travel Research reported that revenue per available room (RevPAR) for the entire U.S. lodging industry declined over 40% during the week ended September 22, 2001. Smith Travel Research has reported positive trends since this week, indicating the demand for hotel rooms is recovering, however this incident had a significant impact on the profitability of many hotels. The Company's hotels were also negatively impacted, however to a lesser degree. Same room RevPAR for the Company's AmeriHost Inn hotels declined 8.4% for the month of September, however the hotels rebounded quickly, realizing an increase in same room RevPAR of 1.5% for the month of October 2001. Since the Company's hotels are limited service hotels, located in smaller towns primarily in the Midwest, they were not impacted as much as hotels located in larger cities and near airports.

Amerihost had an ownership interest in 75 hotels at September 30, 2001 versus 80 hotels at September 30, 2000 (excluding hotels under construction). The increased ownership from the development of AmeriHost Inn hotels for the Company's own account and for minority-owned entities was offset by the sale of AmeriHost Inn hotels to franchisees and non-AmeriHost Inn hotels to unrelated third parties. These figures include a net decrease of six Consolidated hotels, from 67 at September 30, 2000 to 61 at September 30, 2001.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues decreased 5.5% and 4.2% to $22.6 million and $59.0 million during the three and nine months ended September 30, 2001, respectively, from $23.9 million and $61.5 million during the three and nine months ended September 30, 2000. The decrease in revenue was primarily due to decreases in hotel development and construction revenues and hotel operating revenues, partially offset by revenues from the sale of AmeriHost Inn hotels.

Hotel operations revenue decreased 12.2% and 9.4% to $16.1 million and $43.3 million during the three and nine months ended September 30, 2001 respectively, from $18.3 million and $47.8 million during the three and nine months ended September 30, 2000. Revenues from Consolidated AmeriHost Inn hotels decreased 11.0% and 8.4% to $12.9 million and $35.1 million during the three and nine months ended September 30, 2001, respectively, from $14.5 million and $38.3 million during the three and nine months ended September 30, 2000. These decreases were attributable primarily to a decrease in same room revenues, and the sale of nine Consolidated AmeriHost Inn hotels. Revenues from Consolidated other brand hotels decreased 17.2% and 13.3% to $3.1 million and $8.3 million during the three and nine months ended September 30, 2001, respectively. These decreases were primarily the result of the sale of one non-AmeriHost Inn Consolidated hotels. The hotel operations segment included the operations of 61 Consolidated hotels (including 55 AmeriHost Inn hotels) comprising 4,329 rooms at September 30, 2001, compared to 67 Consolidated hotels (including 60 AmeriHost Inn hotels) comprising 4,748 rooms at September 30, 2000. The Company has experienced an increase in competition in certain markets, primarily from newly constructed hotels. As a result, there is increased downward pressure on occupancy levels and average daily rates. The Company believes that as the number of AmeriHost Inn hotels increases, the greater the benefits will be at all locations from marketplace recognition and repeat business. In addition, the Company typically builds new hotels in growing markets where it anticipates a certain level of additional hotel development.

Hotel development revenue decreased 76.5% and 87.6% to $847,745 and $954,920 during the three and nine months ended September 30, 2001, respectively, from $3.6 million and $7.7 million during the three and nine months ended

September 30, 2000. Hotel development revenues are directly related to the number of hotels being developed and constructed for minority-owned entities or unrelated third parties. The Company was not constructing any hotels for minority-owned entities or unrelated third parties during the first nine months of 2001, however was close to breaking ground on two such projects at the end of the third quarter. Last year, four hotels were under construction during the first nine months of 2000. However, the Company also had several additional projects in various stages of pre-construction development during both nine-month periods.

The Company recorded $4.2 million and $10.1 million in hotel sales and commission revenue during the three and nine months ended September 30, 2001, respectively. The Company and the REIT which owns certain of the Company's leased hotels, closed on the sale of four AmeriHost Inn hotels during the first nine months of 2001, including one in the third quarter. The Company intends to continue to build and sell AmeriHost Inn hotels in order to maximize the value inherent in the Cendant transaction while enhancing net income and cash flow.

Hotel management revenue decreased 19.7% and 21.9% to $257,808 and $729,706 during the three and nine months ended September 30, 2001, respectively, from $320,996 and $934,234 during the three and nine months ended September 30, 2000. The number of hotels managed for third parties and minority-owned entities was 16 hotels, representing 1,574 rooms, at September 30, 2000 versus 16 hotels, representing 1,318 rooms, at September 30, 2001. The decrease in revenues was primarily due to the termination of one management contract for a 324 room hotel and the sale or buyout of minority owned AmeriHost Inn hotels, offset by the addition of two minority owned AmeriHost Inn hotels.

Employee leasing revenue decreased 19.3% and 13.7% to $1.2 million and $3.9 million during the three and nine months ended September 30, 2001, respectively, from $1.4 million and $4.5 million during the three and nine months ended
September 30, 2000, due primarily to the reduction in rooms managed for minority-owned entities and unrelated third parties as described above, and the associated decrease in payroll costs which is the basis for the employee leasing revenue.

Total operating costs and expenses decreased 8.3% and 5.5% to $15.6 million (69.2% of total revenues) and $43.9 million (74.5% of total revenues) during the three and nine months ended September 30, 2001, respectively, from $17.0 million (71.3% of total revenues) and $46.5 million (75.6% of total revenues) during the three and nine months ended September 30, 2000, primarily due to decreases in operating costs and expenses from the hotel operations and hotel development segments as described below, offset by an increase in operating costs from hotel sales. Operating costs and expenses in the hotel operations segment decreased 7.0% and 5.1% to $10.9 million and $31.9 million during the three and nine months ended September 30, 2001, respectively. A decrease in operating costs associated with the fewer number of hotels included in this segment (61 hotels at September 30, 2001 versus 67 hotels at September 30, 2000), were partially offset by significant increases in energy costs, inflationary increases in operating expenses and the greater number of stabilized hotels. Hotel operations segment operating costs and expenses as a percentage of segment revenue increased to 67.9% and 73.6% during the three and nine months ended September 30, 2001, from 64.0% and 70.2% during the three and nine months ended September 30, 2000. Operating costs and expenses as a percentage of revenues for the Consolidated AmeriHost Inn hotels increased to 65.7% and 71.9% during the three and nine months ended September 30, 2001, from 62.6% and 68.2% during the three and nine months ended September 30, 2000.

Operating costs and expenses for the hotel development and construction segment decreased 93.0% and 88.6%, to $251,607 and $839,031 during the three and nine months ended September 30, 2001, from $3.6 million and $7.4 million during the three and nine months ended September 30, 2000, consistent with the 76.5% and 87.6% decrease in hotel development revenues for the three and nine months ended September 30, 2001. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased during the three and nine month periods ended September 30, 2001 due to the decrease in hotel construction activity.

Hotel management segment operating costs and expenses decreased 6.1% and 11.2% to $195,742 and $547,654 during the three and nine months ended September 30, 2001, respectively, from $208,447 and $616,705 during the three and nine months ended September 30, 2000. These decreases were primarily due to the decrease in the number of hotel rooms operated and managed for unrelated third parties and minority-owned entities. Employee leasing operating costs and expenses decreased 19.0% and 13.5% to $1.2 million and $3.8 million during the three and nine months ended September 30, 2001, respectively, from $1.4 million and $4.5 million during the three and nine months ended September 30, 2000, which is consistent with the 19.3% and 13.7% decrease in segment revenue for the three and nine months ended September 30, 2001.

Depreciation and amortization expense decreased 4.1% and increased 2.9% to $1.1 million and $3.4 million during the three and nine months ended September 30, 2001, respectively, from $1.2 million and $3.3 million during the three and nine months ended September 30, 2000. The fluctuations were primarily attributable to the additional three hotels opened during 2001, offset by the sale of four owned consolidated hotels that closed in 2001, including two which closed in the third quarter.

Leasehold rents - hotels decreased 2.0% and increased 0.3% to $1.6 million and $5.1 million during the three and nine months ended September 30, 2001, respectively, compared to $1.6 million and $5.1 million during the three and nine months ended September 30, 2000. The fluctuations were primarily attributable to the termination of four leased hotels during the first nine months of 2001 as a result of the lessor selling these hotels, offset by the extension of the hotel leases with a REIT.

Corporate general and administrative expense decreased 6.8% and increased 14.7% to $451,520 and $1.5 million during the three and nine months ended September 30, 2001, respectively, from $484,428 and $1.3 million during the three and nine months ended September 30, 2000, and can be attributed primarily to a concerted effort to reduce administrative costs during the third quarter of 2001, the overall growth of the Company, and the recognition of expenses during the first quarter of 2001 related to the issuance of stock options and transitional accounting fees.

The Company's operating income increased 6.0% and decreased 5.6% to $3.7 million and $5.1 million during the three and nine months ended September 30, 2001, respectively, from $3.5 million and $5.4 million during the three and nine months ended September 30, 2000. The following discussion of operating income by segment is exclusive of any corporate general and administrative expense. Operating income from Consolidated AmeriHost Inn hotels decreased 31.5% and 45.5% to $2.2 million and $3.0 during the three and nine months ended September 30, 2001, respectively, from $3.2 million and $5.5 million during the three and nine months ended September 30, 2000. These decreases in operating income were due to the decrease in the number of consolidated AmeriHost Inn hotels operated by the Company, a decrease in same room revenues, and increases in certain hotel operating expenses including energy costs. Operating income from the hotel development segment increased to $595,776 during the three months ended
September 30, 2001, from $14,210 during the three months ended September 30, 2000 and decreased to $102,742 during the first nine months of 2001 from $317,080 during the first nine months of 2000. The fluctuations in hotel development operating income were due to the timing of hotels developed and constructed for third parties and minority-owned entities during the third quarter and first nine months of 2001, compared with the third quarter and first nine months of 2000, and the overall decrease in the number of hotels developed and constructed for third parties and minority-owned entities during 2001. Operating income from the sale of AmeriHost Inn hotels was $1.1 million and $3.3 million during the three and nine months ended September 30, 2001, as a result of the sale of eight AmeriHost Inn hotels during the first nine months of 2001, including three during the third quarter. The hotel management segment had operating income of $49,478 and $140,664 during the three and nine months ended September 30, 2001, compared to operating income of $100,709 and $282,009 during the three and nine months ended September 30, 2000. These decreases were due primarily to a reduction in the number of hotel rooms managed during the past twelve months for unrelated third parties and minority-owned properties. Employee leasing operating income decreased to $4,103 during the three months ended September 30, 2001, from $10,174 during the three months ended September 30, 2000, and decreased to $35,744 during the nine months ended September 30, 2001, from $53,880 during the nine months ended September 30, 2000, due primarily to the decrease in employee leasing agreements with minority-owned entities and unrelated third parties, and the allocation of certain costs.

Interest expense decreased 14.4% and 8.0% to $1.2 million and $4.0 million during the three and nine months ended September 30, 2001, respectively, from $1.4 million and $4.4 million during the three and nine months ended September 30, 2000. This decrease was primarily attributable to the aforementioned sales of hotels whereby the Company does not incur any interest expense on the sold hotels after the sale dates as well as the reduction of interest rates on certain floating rate loan agreements, partially offset by the mortgage financing of newly constructed Consolidated hotels.

The Company's share of equity in income (loss) of affiliates decreased to ($122,329) during the three months ended September 30, 2001, from ($54,410) during the three months ended September 30, 2000. The Company's share of equity in income (loss) of affiliates decreased to ($394,869) during the nine months ended September 30, 2001, from ($42,799) during the nine months ended September 30, 2000. The decrease in equity of affiliates during the third quarter and first nine months of 2001 was primarily attributable to the sale of two minority-owned properties in the first half of 2000 at a significant gain. Distributions from affiliates were $14,173 during the nine months ended September 30, 2001, compared to $315,219 during the nine months ended September 30, 2000.

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

During the first nine months of 2001, the Company provided cash from operations of $14.0 million, compared to ($569,236) during the first nine months of 2000, or an increase in cash provided by operations of $14.6 million. The increase in cash flow from operations during the first nine months of 2001, when compared to 2000, can be attributed primarily to the sale of eight AmeriHost Inn hotels during 2001.

The Company invests cash in three principal areas: (i) the purchase of property and equipment through the construction and renovation of Consolidated hotels;
(ii) the purchase of equity interests in hotels; and (iii) the making of loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. During the first nine months of 2001, the Company used $14.9 million in investing activities compared to receiving $8.7 million during the first nine months of 2000. During the first nine months of 2001, the Company bought out a partner's interest in one joint venture for $795,384, used $12.9 million to purchase property and equipment for Consolidated AmeriHost Inn hotels, and used $1.4 million for investments in and advances to affiliates, net of distributions and collections on advances from affiliates. During the first nine months of 2000, the Company received $12.5 million from the sale of hotels, used $4.3 million to purchase property and equipment for Consolidated AmeriHost Inn hotels, and received $437,666 in distributions and collections on advances to affiliates, net of investments in and advances to affiliates.

Cash provided by financing activities was $4.1 million during the first nine months of 2001 compared to cash used by financing activities of $9.1 million during the first nine months of 2000. In 2001, the primary factors were principal repayments of $7.7 million on the mortgage financing of Consolidated hotels, including the repayment of mortgages in connection with the sale of hotels, offset by $8.4 million in proceeds from the mortgage financing of Consolidated hotels, and net proceeds of $3.4 million on the Company's operating line-of-credit. In 2000, the contributing factors were principal repayments of $6.0 million on the mortgage financing of Consolidated hotels, including the repayment of mortgages in connection with the sale of hotels, offset by $4.5 million in proceeds from the issuance of long-term debt, and $7.6 million in net proceeds from the Company's operating line-of-credit.

The Company modified two of its mortgage loan agreements with existing lenders during the third quarter of 2001, resulting in the reduction of their respective interest rates to market. These modifications were not considered to be debt extinguishments, and as such, costs incurred in connection with the modifications were deferred and amortized, in addition to the existing deferred loan costs related to the original financing, over the remaining term of the respective loans.

At September 30, 2001, the Company had $6.8 million outstanding under its operating line-of-credit. The operating line-of-credit (i) has a limit of $7.5 million; (ii) is collateralized by a security interest in certain of the Company's assets, including its interest in various joint ventures; (iii) bears interest at an annual rate equal to the lending bank's base rate plus 1/2% (with a minimum interest rate of 7.5%); and (iv) matures February 15, 2002. The Company has initiated discussions with other lenders interested in assuming the Company's line-of-credit.

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

The table below provides information about financial instruments that are sensitive to changes in interest rates, for each interest rate sensitive asset or liability as of September 30, 2001. The carrying amounts reflected approximate the estimated fair values. As the table incorporates only those exposures that existed as of September 30, 2001, it does not consider those exposures or positions which could arise after that date. Moreover, the information presented therein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, hedging strategies and prevailing interest rates at the time.


                                                                                Average Nominal
                                                            Carrying Value        Interest Rate
                                                            --------------      ---------------

         Operating line of credit - variable rate           $    6,793,702            7.50%
         Mortgage debt - fixed rate                         $   29,774,177            8.09%
         Mortgage debt - variable rate                      $   30,771,516            7.81%


                           PART II: Other Information


Item 4.      Submission of Matters to a Vote of Securities Holders:
-------

             There were no matters submitted to a vote of securities holders during the three months ended September 30, 2001.

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



                                              ARLINGTON HOSPITALITY, INC.
                                              ---------------------------
                                                        Registrant


         Date:  November 6, 2001
                                  By:   /s/ James B. Dale
                                        ----------------------------------------
                                        James B. Dale
                                        Treasurer/Senior Vice President, Finance