Form 10-K405
period 2001-12-31
ARLINGTON HOSPITALITY INC
filed 2002-03-28
CIK 778423

================================================================================

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2001
                                       OR
         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
                  Title of Each Class               on which registered
                  -------------------   ----------------------------------------
                         NONE                              NONE

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.005 per share
                    ----------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

While it is difficult to determine the number of shares owned by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission), the registrant estimates that the aggregate market value of the registrant's Common Stock held by non-affiliates on March 25, 2002 (based upon an estimate that 88.8% of the shares are so owned by non-affiliates and upon the closing price for the Common Stock of $3.00) was $13,205,403.

================================================================================
As of March 25, 2002, 4,958,081 shares of the Registrant's Common Stock were outstanding.

The following documents are incorporated into this Form 10-K by reference:  None

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

Arlington Hospitality, Inc. and subsidiaries (collectively, where appropriate, "Arlington," or the "Company") is engaged in the development and construction of AmeriHost Inn hotels, and the ownership, operation and management of both
AmeriHost Inn hotels and other hotels. The AmeriHost Inn brand was created by the Company to provide for the consistent, cost-effective development and operation of mid-price hotels in various markets. After developing and operating the AmeriHost brand name for approximately 10 years, the Company sold the AmeriHost Inn and AmeriHost Inn & Suites brand names and franchising rights to Cendant Corporation ("Cendant") in September 2000. Cendant is the world's largest franchising company with hotel brand names such as Days Inn, Super 8 and Wingate. All AmeriHost Inn hotels designed and developed by the Company were constructed using a standard 60- to 120-room, interior corridor and indoor pool prototype design and are located in tertiary and secondary markets. The Company has also designed three- and four-story AmeriHost Inn & Suites prototypes for larger markets.

Upon the sale of the AmeriHost Inn and AmeriHost Inn & Suites brand names and franchising rights, the Company simultaneously entered into franchise agreements with Cendant for its AmeriHost Inn hotels. The Company received an initial payment of approximately $5.5 million upon closing and recorded a gain of approximately $5.2 million, net of closing costs. The agreement with Cendant provides for additional incentives to the Company as the AmeriHost Inn and AmeriHost Inn & Suites brand names are expanded, including a fee when a hotel owned by the Company is sold to an operator who enters into a franchise agreement with Cendant, and royalty sharing for all AmeriHost Inn hotels. In conjunction with this transaction, the Company changed its name to Arlington Hospitality, Inc. from Amerihost Properties, Inc.

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

As of December 31, 2001, the Company owned, operated, or managed 78 hotels located in 16 states. Of these hotels, 66 hotels are operated or managed under the AmeriHost Inn brand. Of the 78 hotels, the Company owns a 100% or majority ownership or leasehold interest in 62 hotels and a minority equity interest, ranging from 1% to 37.2%, in 14 hotels. Of the 76 hotels in which the Company has an ownership interest, 66 are AmeriHost Inn hotels and 10 are other brands, which in most cases were acquired, renovated and repositioned in their respective marketplaces between 1987 and 1993. Unaffiliated third parties also operated 19 AmeriHost Inn hotels under franchise agreements with Cendant as of December 31, 2001, which were previously owned and operated by the Company. The other brand hotels are franchised through Days Inn, Howard Johnson Express, Holiday Inn and Ramada Inn. The Company also managed two non-AmeriHost Inn hotels at December 31, 2001 for unaffiliated third parties. As of December 31, 2001, five additional AmeriHost Inn hotels were under construction, three of which are 100% owned by the Company, one of which is minority owned, and one being built by the Company for a third party.

The table below sets forth information regarding the hotels at December 31, 2001.


                                                             Open              Under
                                                             Hotels         Construction           Total
                                                     ----------------     ----------------    ---------------
                                                      Hotels    Rooms     Hotels     Rooms     Hotels    Rooms
                                                     -------   ------     ------   -------     ------   ------
         100% or majority owned or leased:
             AmeriHost Inn hotels                         55    3,509          3       239         58    3,748
             Other brands                                  7      945         -         -           7      945
                                                     -------   ------     ------   -------     ------   ------
                                                          62    4,454          3       239         65    4,693
                                                     -------   ------     ------   -------     ------   ------
         Minority ownership interest:
             AmeriHost Inn hotels                         11      720          1        85         12      805
             Other brands                                  3      349         -         -           3      349
                                                     -------   ------     ------   -------     ------   ------
                                                          14    1,069          1        85         15    1,154
                                                     -------   ------     ------   -------     ------   ------
         Managed only hotels:
             AmeriHost Inn hotels                         -        -          -         -          -        -
             Other brands                                  2      249         -         -           2      249
                                                     -------   ------     ------   -------     ------   ------
                                                           2      249         -         -           2      249
                                                     -------   ------     ------   -------     ------   ------
         Totals:
             AmeriHost Inn hotels                         66    4,229          4       324         70    4,553
             Other brands                                 12    1,543         -         -          12    1,543
                                                     -------   ------     ------   -------     ------   ------
                                                          78    5,772          4       324         82    6,096
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

The Company offers complete operational and financial management services, including sales, marketing, quality control, training, purchasing and accounting. This expertise is used for the Company's own account, as well as for joint ventures and unaffiliated entities pursuant to written management contracts. However, under certain management contracts, the Company's joint venture partners or co-managers are responsible for the day-to-day operational management, while the Company provides full financial management and operational consulting and assistance. The Company is currently managing or co-managing all of the hotels in which it has a minority ownership interest, and is also managing two hotels for unaffiliated third parties. These hotels are managed under contracts ranging from 1 to 10 years, with optional renewal periods of equal length, and contain provisions under which the Company is paid fees equal to a percentage of total gross revenues for its services. The Company has developed centralized systems and procedures which it believes allow it to manage the hotels effectively and efficiently. The Company may pursue management contracts with additional third parties, including Cendant franchisees, while continuing to manage hotels for current as well as future joint ventures.

The Company also provides employee leasing services to hotels in which the Company has a minority ownership interest and to hotels owned by unaffiliated third parties which are managed by the Company. Under its employee leasing program, the Company employs all of the personnel working at the participating hotels and leases them to the hotels pursuant to written agreements. Employee leasing affords the Company greater control over payroll costs and allows the participating hotels to benefit from economies of scale on personnel-related costs. The Company's employee leasing agreements typically provide for one-year terms, with automatic one-year renewals. The Company generally receives fees from each participating hotel in an amount equal to the gross payroll costs for the leased employees, including all related taxes and benefits, plus a percentage of the gross payroll.

All revenues attributable to development, construction, management, franchising and employee leasing services with respect to hotels in which the Company has a 100% or majority ownership interest have been eliminated in consolidation. Additionally, all revenues attributable to development, construction, management, and employee leasing services with respect to hotels in which the Company has a minority ownership interest and are accounting for under the equity method, have been eliminated to the extent of the Company's ownership percentage.

AMERIHOST INN HOTELS

All of the Company's AmeriHost Inn hotels are operated pursuant to 20-year franchise agreements with Cendant. Pursuant to these agreements, the Company has access to the reservation system, marketing plans and trademarks. The franchise agreements require the Company to maintain both the quality and condition of the hotel, as well as specific operating procedures.

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

As part of the Company's overall strategy to expand the AmeriHost Inn hotel brand, the Company has sold 19 AmeriHost Inn hotels to Cendant franchisees, and intends to pursue the sale of additional AmeriHost Inn hotels in 2002 and beyond. The Company sold three AmeriHost Inn hotels to franchisees in 1999. During 2000, the Company sold four AmeriHost Inn hotels to franchisees, while three joint ventures in which the Company was a partner sold their AmeriHost Inn hotels to franchisees. During 2001, nine AmeriHost Inn hotels which were operated by the Company were sold to franchisees. These proceeds were, and any proceeds from future sales, if and when completed, are expected to be used by the Company to develop additional AmeriHost Inn hotels.

OTHER OWNED HOTELS

The Company's non-AmeriHost Inn hotels were primarily acquired by the Company through joint ventures prior to 1993, in most instances at prices below estimated replacement costs. In addition, the Company acquired one other brand hotel in the fourth quarter of 2001. The other hotels have been owned, operated and managed by the Company independently, or as part of a national franchise system such as Days Inn, Howard Johnson Express, Holiday Inn, and Ramada Inn. The Company believes that franchises in these locations are important in maintaining occupancy levels, which are supported by the franchisor's national reservation systems and marketing efforts and brand name recognition.

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

As part of the Company's strategy to focus its ownership primarily on AmeriHost Inn hotels, the Company intends to pursue selective sales of certain of these other hotels, only if and when attractive terms are available. During 1999, the Company sold one 100% owned non-AmeriHost Inn hotel, and two joint ventures in which the Company was a partner sold their non-AmeriHost Inn hotels. During 2000, the Company sold one 100% owned non-AmeriHost Inn hotel. These proceeds were, and any proceeds from future sales, if and when completed, are expected to be used by the Company to develop additional AmeriHost Inn hotels.

HOTEL PROPERTIES

At December 31, 2001, the Company owned and/or managed 78 hotels in 16 states, concentrated in the midwestern and southern United States. The Company had five additional hotels under construction located generally in the same geographical areas.

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

The following is a list of hotel properties under the Company's management at December 31, 2001 by state:


                                                                                                    Date
State             Hotel (1)                                                   Rooms           Operations Began
-----             ---------                                                  -------          ----------------

Florida            Howard Johnson Express Inn Ft. Myers                         123                09/30/92
                                                                             ------

Georgia            AmeriHost Inn Eagles Landing, Stockbridge                     60                08/08/95
                   AmeriHost Inn LaGrange                                        59                03/01/95
                   AmeriHost Inn Smyrna                                          60                12/21/95
                   Days Inn Northwest, Atlanta (3)                              107                11/01/91
                   Days Inn Peachtree, Atlanta (3)                              142                11/01/91
                                                                             ------
                                                                                428
                                                                             ------

Illinois           AmeriHost Inn & Suites Freeport                               64                07/28/00
                   AmeriHost Inn Jacksonville                                    60                06/14/96
                   AmeriHost Inn Macomb                                          60                05/19/95
                   AmeriHost Inn Players Riverboat Hotel, Metropolis            120                02/25/94
                   AmeriHost Inn Rochelle                                        61                03/07/97
                   AmeriHost Inn Sycamore                                        60                05/31/96
                   Days Inn Niles                                               149                01/01/90
                                                                             ------
                                                                                574
                                                                             ------






                                                                                                     Date
State             Hotel (1)                                                   Rooms            Operations Began
-----             -----                                                      -------           ----------------

Indiana            AmeriHost Inn & Suites Columbia City                          60                03/05/99
                   AmeriHost Inn & Suites Decatur                                60                08/30/98
                   AmeriHost Inn Hammond                                         86                03/29/96
                   AmeriHost Inn & Suites Huntington                             62                08/21/98
                   AmeriHost Inn Plainfield                                      60                09/01/92
                   Days Inn Plainfield                                           64                05/01/90
                   Ramada Inn Lafayette                                         144                02/02/94
                                                                             ------
                                                                                536
                                                                             ------

Iowa               AmeriHost Inn & Suites Boone                                  60                08/21/98
                   AmeriHost Inn & Suites Le Mars                                63                01/07/98
                   AmeriHost Inn & Suites Mt. Pleasant                           63                07/02/97
                   AmeriHost Inn & Suites Pella                                  60                11/02/01
                   AmeriHost Inn Storm Lake                                      61                08/13/97
                   AmeriHost Inn Waverly                                         60                08/28/96
                                                                             ------
                                                                                307
                                                                             ------

Kentucky           AmeriHost Inn Murray                                          60                11/01/96
                                                                             ------

Michigan           AmeriHost Inn & Suites Battle Creek                           62                03/19/99
                   AmeriHost Inn Coopersville                                    59                12/31/95
                   AmeriHost Inn & Suites Dowagiac                               64                09/28/01
                   AmeriHost Inn Grand Rapids North, Walker                      60                07/05/95
                   AmeriHost Inn Grand Rapids South                              61                06/11/97
                   AmeriHost Inn Hudsonville                                     61                11/24/97
                   AmeriHost Inn & Suites Monroe                                 63                09/19/97
                   AmeriHost Inn Port Huron                                      61                07/01/97
                                                                             ------
                                                                                487
                                                                             ------

Mississippi        AmeriHost Inn Batesville                                      60                04/26/96
                   AmeriHost Inn Tupelo                                          61                07/25/97
                   AmeriHost Inn Vicksburg (Rainbow Hotel Casino)                89                05/13/95
                   Howard Johnson Express Inn Tupelo                            125                12/31/01
                                                                             ------
                                                                                335
                                                                             ------

Missouri           AmeriHost Inn Fulton                                          62                01/21/99
                   AmeriHost Inn Mexico                                          61                12/06/97
                   AmeriHost Inn Warrenton                                       63                11/07/97
                                                                             ------
                                                                                186
                                                                             ------







                                                                                                     Date
State             Hotel (1)                                                   Rooms            Operations Began
-----             -----                                                      -------           ----------------

Ohio               AmeriHost Inn Ashland                                         62                08/09/96
                   AmeriHost Inn & Suites Athens (2)                            102                11/04/89
                   AmeriHost Inn & Suites Cambridge (2)                          72                02/06/98
                   AmeriHost Inn & Suites Columbus Southeast (2)                 60                04/17/98
                   AmeriHost Inn Delaware                                        73                05/16/97
                   AmeriHost Inn & Suites East Liverpool (2)                     66                10/20/00
                   AmeriHost Inn Jeffersonville North (2)                        60                07/20/96
                   AmeriHost Inn Jeffersonville South (2)                        60                10/14/94
                   AmeriHost Inn Kenton (2)                                      60                08/02/96
                   AmeriHost Inn Lancaster (2)                                   60                09/04/92
                   AmeriHost Inn Logan (2)                                       60                04/16/93
                   AmeriHost Inn Marysville                                      79                06/01/90
                   AmeriHost Inn & Suites Newark (2)                             72                01/29/99
                   AmeriHost Inn & Suites Oxford (2)                             62                12/04/00
                   AmeriHost Inn St. Marys (2)                                   61                11/25/97
                   AmeriHost Inn Upper Sandusky                                  60                04/12/95
                   AmeriHost Inn & Suites Wilmington (2)                         61                02/21/97
                   AmeriHost Inn Wooster East                                    58                01/18/94
                   AmeriHost Inn Wooster North                                   60                10/20/95
                   AmeriHost Inn Zanesville (2)                                  60                07/30/96
                   Days Inn New Philadelphia (2)                                104                06/04/92
                   Ramada Inn Dayton Mall                                       215                01/20/92
                   Ramada Inn Middletown                                        120                07/03/92
                                                                             ------
                                                                              1,747
                                                                             ------

Oklahoma           AmeriHost Inn & Suites Enid                                   60                06/11/98
                                                                             ------

Pennsylvania       AmeriHost Inn Shippensburg                                    60                08/09/96
                   Holiday Inn Altoona                                          144                08/31/92
                   Arlington Hotel Oil City                                     106                12/02/92
                                                                             ------
                                                                                310
                                                                             ------

Tennessee          AmeriHost Inn Jackson                                         60                04/01/98
                                                                             ------

Texas              AmeriHost Inn McKinney                                        61                01/07/97
                   AmeriHost Inn & Suites San Marcos                             61                05/23/97
                                                                             ------
                                                                                122
                                                                             ------

West Virginia      AmeriHost Inn New Martinsville (2)                            60                05/03/96
                   AmeriHost Inn Parkersburg North (2)                           79                06/26/95
                   AmeriHost Inn Parkersburg South (2)                           61                12/30/96
                                                                             ------
                                                                                200
                                                                             ------

Wisconsin          AmeriHost Inn & Suites Lomira                                 60                06/08/01
                   AmeriHost Inn & Suites Marshfield                             60                09/06/00
                   AmeriHost Inn Mosinee                                         53                04/30/93
                                                                             ------
                                                                                173
                                                                             ------

                               TOTAL ROOMS                                    5,772
                               TOTAL PROPERTIES                                  78



          (1) Unless otherwise noted, the Company owns a direct or indirect equity or leasehold interest in the hotel.
          (2) Indicates properties which are co-managed with an unaffiliated third party.
          (3) Indicates properties in which the Company does not have a direct or indirect equity or leasehold interest.


The table below shows the average occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") experienced by the Company in 2001 in various locations. These statistics include all hotels open as of December 31, 2001.


                                                               Average           Average           Revenue Per
                                                              Occupancy        Daily Rate        Available Room
                                                              ---------        ----------        --------------
Ohio (23 hotels)                                                52.8%             $60.02               $31.70
Illinois, Iowa and Wisconsin (16 hotels)                        55.6%             $55.32               $30.78
Michigan and Pennsylvania (11 hotels)                           54.3%             $58.30               $31.71
Georgia, Mississippi and West Virginia (12 hotels)              55.4%             $55.31               $30.67
Indiana and Kentucky (8 hotels)                                 51.3%             $55.47               $28.45
Texas (2 hotels)                                                70.0%             $59.63               $41.75
Other hotels (6 hotels located in Tennessee, Florida,
         Missouri and Oklahoma)                                 49.6%             $57.50               $28.56

All hotels                                                      53.9%             $57.47               $31.00


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

Since the early 1990's, the United States lodging industry had shown significant improvement. The growth in hotel room demand resulted in a positive trend in industry-wide room revenues. Even as occupancy rates have flattened over the past few years as the supply of new hotels outpaced the demand for room nights, the average daily rates continued to increase, resulting in continued growth for the industry. However, in 2001, the United States lodging industry was negatively impacted by a general downturn in the economy, as well as the terrorist attacks on Washington, D.C. and the World Trade Center in New York City on September 11th. Smith Travel Research reported that revenues for the entire U.S. lodging industry declined over 40% during the few weeks after the attacks. Positive trends have been reported since this time, indicating that the demand for hotel rooms is recovering, however this incident had a significant impact on the profitability of many hotels. In addition, this incident has changed the public's opinion regarding the safety of travel. Smith Travel Research reported that for 2001, occupancy decreased 5.7% and average daily rate decreased 1.4% for the entire U.S. lodging industry, resulting in a 6.9% decrease in revenue per available room (RevPAR). The Company's hotels were also affected, however to a lesser degree. Same room RevPAR for the Company's owned AmeriHost Inn hotels declined 9.6% for the month of September 2001, compared to September 2000. These hotels quickly rebounded, as same room RevPAR declined 0.6% in the month of October, increased 5.2% in November, and increased 5.2% in December. Since the Company's hotels are limited service hotels, located in smaller towns primarily in the Midwest, they were not impacted as much as hotels located in larger cities and near airports. Industry analysts are again projecting that room demand will outpace room supply in 2002. Smith Travel Research expects occupancy to increase slightly in 2002, with average daily rates increasing 2.5%, resulting in a projected increase of 2.3% in RevPAR for the industry.

GROWTH STRATEGY

The Company's growth strategy is to increase Cash Flow (defined as net income, adjusted to eliminate the impact of depreciation and amortization) and net income per share by: (i) developing, operating and owning or leasing additional AmeriHost Inn hotels; (ii) selling AmeriHost Inn hotels to Cendant franchisees;
(iii)  developing and managing hotels for affiliated and  unaffiliated  parties;
(iv) maintaining or enhancing occupancy and average daily rate results at all of its hotels; and (v) controlling operating and corporate overhead expenses. Cash Flow is used by the Company as a supplemental performance measure along with net income to report its operating results.

The Company's primary growth strategy is to focus on the expansion of the AmeriHost Inn brand. During 2001, the Company opened three wholly-owned AmeriHost Inn hotels, and began construction on four 100% owned AmeriHost Inn hotels, one minority owned AmeriHost Inn hotel, and one AmeriHost Inn hotel for an unrelated third party, five of which are under construction at December 31, 2001. The Company may seek to increase its ownership interest in existing AmeriHost Inn hotels in which the Company has less than a 100% ownership interest, if available on favorable economic terms.

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

(2) Cendant paid the Company an initial one-time fee of approximately $5.5 million, which was recorded in the third quarter of 2000. In addition, the Company received $400,000 on September 30, 2001, and will receive $400,000 on September 30, 2002, and $400,000 on September 30, 2003, as
         long as the Company maintains certain hotel lease agreements.

(3) For the next 15 years, Cendant will pay the Company a development incentive fee every time the Company sells one of its existing AmeriHost Inn hotels to a buyer who executes an AmeriHost Inn franchise agreement with Cendant. In addition, this fee will also be paid to the Company for new hotels that the Company develops which are then sold to a franchisee of Cendant. This fee applies to the next 370 hotels sold by the Company during the 15-year term of the agreement.

(4) For the next 25 years, Cendant will pay the Company a portion of all royalty fees Cendant receives from all of its AmeriHost Inn franchisees. While not expected to significantly impact the earnings of the Company in the near term, this royalty sharing may be a major source of cash flow and profits for the Company in the long term, if the Company and Cendant are successful in growing the AmeriHost Inn brand.

Due to the significant benefits under the Cendant agreement, the Company's growth strategy is also focused on selling AmeriHost Inn hotels to operators who become Cendant franchisees. When a hotel is sold, the Company expects to realize not only a gain on the sale, but also a development incentive fee and royalty sharing payments pursuant to the Cendant agreement. In 2001, the Company received approximately $1.7 million from Cendant in incentive fees and royalty sharing payments. Consequently, the building and selling of a significant number of AmeriHost Inn hotels is expected to be reflected in the Company's financial statements, in the normal course of business, and consistent with the Company's growth strategy.

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

During 2001, the Company began construction on six hotels, and completed construction of three hotels, all of which were AmeriHost Inn hotels. The Company intends to continue developing and constructing AmeriHost Inn hotels in communities located in tertiary and secondary markets which already have established demand generators, such as major traffic arteries, office complexes, industrial parks, shopping malls, colleges and universities or tourist attractions. Typically, the Company seeks communities where an active economic development program is in place, which suggests long-term growth potential for additional lodging demand. In most cases, the local community is interested in a new hotel because existing facilities are dated or inconvenient. The Company provides comfortable, professionally managed accommodations which are typically not available in that community.

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

Historically, the Company has financed its hotel development and construction through a combination of equity and debt or lease financing, with the equity financing typically provided by the Company and/or its joint venture partners, debt financing typically provided by local or regional banks, and leasing arrangements with a REIT (PMC Commercial Trust). In 2001, the Company also secured a $20 million new construction facility with a lender who also holds the mortgage on two existing hotels owned by the Company, of which $5.7 million has been utilized through December 31, 2001. All of the AmeriHost Inn hotels under construction at December 31, 2001 are being financed through a combination of debt and equity.

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

The Company's operational management activities are overseen by a Senior Vice President of Operations who supervises regional and area managers, who in turn oversee the general managers of the hotels. Each regional manager is responsible for 6 to 10 hotels, depending on each hotel's size and location. Each area manager is responsible for overseeing the general managers at 1 to 2 hotels, in addition to having responsibilities as the general manager of a specific hotel. The Company also has centralized sales and marketing personnel who assist and direct the general managers and other on-site personnel in their marketing efforts. The Company's internal auditors perform audits of each hotel at least two times each year, including tests of financial items such as cash and receivables, as well as operational, security and ADA (Americans with Disabilities Act) compliance matters. These auditors are also responsible for developing and conducting a variety of educational and training seminars for general managers and other on-site personnel.

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

MARKETING STRATEGY

The Company believes it has a unique marketing strategy which is to actively seek involvement in and ties to the local communities in which its hotels are located. The local businesses and residential communities are each hotel's best referral source. When staying in smaller communities where the Company's hotels are located, visitors typically seek recommendations from family, friends, and business associates. The general managers of the hotels are expected to devote a majority of their time toward marketing activities with local businesses and the community. In an effort to promote community awareness and build strong relationships with business leaders and local residents, general managers are very active in local civic groups and frequently sponsor special events. In addition, the hotels typically sponsor various local social and community events and permit the use of their facilities by local clubs and civic organizations. This community involvement, combined with a professional marketing program, allows the hotel to showcase its facilities for both business and leisure purposes. By focusing on the local community as its primary referral source, the Company believes that each hotel can build a strong sales force of local residents.

The Company also participates in the Global Distribution System ("GDS"). GDS is the airline reservation system through which most travel agents make hotel bookings. GDS offers tremendous exposure of the AmeriHost Inn brand to travel agents globally. In addition, our guests are now able to book hotel reservations easily through their preferred travel agent.

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

JOINT VENTURES

The Company continued to develop new hotels through joint ventures in 2001 whereby the Company and other investors agree to jointly undertake the development, construction, acquisition or renovation of a hotel property. As of December 31, 2001, the Company had 19 projects (one under construction) with joint venture partners, including multiple projects with certain joint venture partners.

The Company's joint ventures have taken various forms, including general partnerships, limited partnerships, and limited liability companies. Each joint venture has been formed with respect to a particular hotel project and reflects the characteristics of that project, including the relative contributions, in cash, property or services, of its partners. In most instances, the joint venture has taken the form of a limited partnership or a limited liability company, with a wholly-owned subsidiary of the Company as a general partner or managing member with sole or joint management authority. The Company's subsidiary, as general partner or managing member, has typically received an ownership interest ranging from 1% to 30% for contributing the Company's expertise. In certain cases, the subsidiary has also contributed a minimal amount of cash. The limited partners or members (which may include the Company or its affiliates in some instances) have typically contributed the cash equity required to fund the project and have received interests proportionate to their contributions. A typical joint venture agreement provides that the profits and losses of the entity will be allocated among the partners in proportion to their respective interests. However, the distribution of operating cash flow and asset sale proceeds to the Company in proportion to its ownership interest is often subordinate to the prior return of capital and other distributions payable to the other joint venture partners. In addition, in two joint venture arrangements, the equity interests held by the joint venture partners, including equity interests held by a Director of the Company (Item 13), are exchangeable into shares of the Company's common stock and the Company has guaranteed minimum annual distributions to the joint venture partners.

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

COMPETITION

There is significant competition in the mid-price segment of the lodging industry. There are numerous hotel chains that operate on a national or regional basis, as well as other hotels, motor inns and other independent lodging establishments throughout the United States. Competition is primarily in the areas of price, location, quality, services and amenities. Many of the Company's competitors have recognized trade names, greater resources and longer operating histories than the Company. However, the Company believes that its management is sufficiently experienced, and the markets which the Company targets for development typically offer lesser competition, enabling the Company to compete successfully.

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

FRANCHISE AGREEMENTS

At December 31, 2001, the Company had franchise agreements (collectively, the "Franchise Agreements") with AmeriHost Inn Franchise Systems, Inc., Days Inn of America, Inc., Howard Johnson's Franchise Systems, Inc., Holiday Inns, Inc., Holiday Inns Franchising, Inc. and Ramada Franchise Systems, Inc. Although the terms of the various Franchise Agreements differ, each requires the Company to pay a monthly fee for the right to operate the hotel under the "flag" of that Franchisor and to have access to the other benefits provided by such Franchisor, including access to reservation systems, marketing plans and use of trademarks. The fees, including the marketing and reservation system assessments, typically range between 4% and 10% of gross revenues attributable to room rentals. In addition, the Company and/or the joint venture which owns a hotel operated pursuant to a Franchise Agreement will have ongoing obligations to maintain the quality and condition of the hotel to the standards required by the Franchisor. The term of a Franchise Agreement typically is between 10 and 20 years, with a substantial penalty for early termination by the Company. The Company believes that it is in compliance with its Franchise Agreements, and the loss of any one of the Franchise Agreements would not have a material impact on the Company.

EMPLOYEES

As of December 31, 2001, the Company and its subsidiaries had 1,477 full and part-time employees:

             Hotel Management:
                   Operations                              31
                   Accounting and finance                  13
                   Property general managers               81

             Hotel Development:                            13

             Hotel Operations:                            987

             Corporate:
                   General and administrative              10
                   Officers                                 2

             Employee Leasing:
                   General and administrative               3
                   Operations                             337
                                                       ------
                                                        1,477
                                                       ======

To date, the Company has not experienced any work stoppages or significant employee-related problems. The Company believes that its relationship with its employees is good.

ITEM 2.   PROPERTIES.

The Company owns the office building in which its corporate offices and the offices of its wholly-owned subsidiaries are located at 2355 South Arlington Heights Road, Suite 400, Arlington Heights, Illinois 60005. The five-story building contains approximately 50,000 rentable square feet, of which the Company occupies approximately 19,000 square feet. Nearly all of the additional space is leased to various tenants under long-term agreements. This office building is pledged to secure the related long-term mortgage debt.

At December 31, 2001, the Company had a 100% or majority ownership or leasehold interest in 62 operating hotels located in 16 states. The land, building, furniture, fixtures and equipment and construction in progress for these hotels is reflected in the Company's Consolidated Balance Sheet at December 31, 2001. These assets were substantially pledged to secure the related long-term mortgage debt. See Item 1 and Notes 6 and 7 to the Consolidated Financial Statements under Item 14.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.

The Company's Common Stock is traded on the Nasdaq National Market under the symbol HOST. As of March 25, 2002 there were 1,250 holders of record of the Company's Common Stock. The following table shows the range of reported high and low closing prices per share.
                                                       High($)          Low($)
                                                       -------          ------

FISCAL 2000
   First quarter                                         3.75              2.88
   Second quarter                                        3.94              3.00
   Third quarter                                         3.94              3.00
   Fourth quarter                                        4.13              2.31

FISCAL 2001
   First quarter                                         3.75              2.75
   Second quarter                                        4.24              3.01
   Third quarter                                         3.90              2.10
   Fourth quarter                                        3.49              1.95

FISCAL 2002
   First quarter (through March 25, 2002)                3.00              1.92

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

ITEM 6.   SELECTED FINANCIAL DATA.

The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements. The consolidated financial statements for all years presented have been audited by the Company's independent certified public accountants, whose reports on such consolidated financial statements for each of the three years in the period ended December 31, 2001 is included herein under Item 14. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto under Item 14 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                      (in thousands, except per share data)
                  (not covered by independent auditor's report)


                                                                       Fiscal Year Ended December 31,
                                                           ------------------------------------------------------
                                                             2001       2000        1999       1998        1997
                                                           --------   --------    --------   --------    --------
STATEMENT OF OPERATIONS DATA:
  Revenue                                                  $ 77,153   $ 76,151     $76,058   $ 68,618    $ 62,666
  Operating costs and expenses                               58,500     58,736      57,868     54,286      52,285
  Depreciation and amortization expense                       4,676      4,542       4,567      5,487       4,532
  Leasehold rents - hotels                                    6,510      6,525       7,307      4,192       1,729
  Corporate general and administrative                        1,908      1,695       1,537      1,569       2,140

  Operating income                                            5,559      4,653       4,780      3,084       1,980

  Interest expense, net                                       4,332      4,819       5,155      5,592       3,299
  Gain on sale of assets and franchising rights                 886      6,663         553        305       1,698

  Income (loss), before extraordinary item and
    cumulative effect of change in accounting principle(1) $    755   $  4,010    $    201   $ (1,167)   $   (966)
                                                           ========   ========    ========   ========    ========
  Net income (loss)                                        $    755   $  4,010    $    201   $ (2,796)   $   (966)
                                                           ========   ========    ========   ========    ========

  Income (loss) per share, before extraordinary item
    and cumulative effect of change in accounting principle(1):
          Basic                                            $   0.15   $   0.81    $   0.04   $ (0.19)    $ (0.15)
                                                           ========   ========    ========   =======     =======
          Diluted                                          $   0.13   $   0.74    $   0.02   $ (0.20)    $ (0.19)
                                                           ========   ========    ========   =======     =======

  Net income (loss) per share:
          Basic                                            $   0.15   $  .0.81    $   0.04   $ (0.45)    $ (0.15)
                                                           ========   ========    ========   =======     =======
          Diluted                                          $   0.13   $   0.74    $   0.02   $ (0.45)    $ (0.19)
                                                           ========   ========    ========   =======     =======

  Weighted average shares outstanding:
          Basic                                               4,975      4,976       5,567      6,180       6,283
                                                           ========   ========    ========   ========    ========
          Diluted                                             5,182      5,272       5,857      6,513       6,659
                                                           ========   ========    ========   ========    ========
BALANCE SHEET DATA:
  Total assets                                             $115,174   $ 98,143    $103,108   $115,281    $ 92,668
  Long-term debt, including current portion                  72,199     58,604      60,349     71,841      60,235
  Working capital (deficiency)                               (5,160)    (4,172)     (6,817)    (6,924)     (2,208)
  Shareholders' equity                                       19,067     18,266      14,181     18,316      21,593

OTHER DATA:
  Net income plus depreciation (2)                         $  5,431   $  8,552    $  4,768   $  4,319    $  3,566
  Cash provided by (used in) operating activities            15,907      1,143        (885)     5,408       1,858
  Cash (used in) provided by investing activities           (27,505)     2,728      12,344     15,555     (28,463)
  Cash provided by (used in) financing activities            14,617     (5,908)    (12,187)   (18,819)     25,926
  Capital expenditures                                       25,400     10,434       2,103     42,183      29,343



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



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company is engaged in the development and sale of AmeriHost Inn hotels, and the ownership, operation and management of AmeriHost Inn hotels and other mid-price hotels. Since the Company's inception, the Company has constructed over 100 hotels. In addition, the Company has acquired other brand hotels, or has formed joint ventures to acquire other brand hotels. As of December 31, 2001, the Company had 66 AmeriHost Inn hotels open, of which 54 were wholly-owned or leased, one was majority-owned, and 11 were minority-owned. The Company opened three AmeriHost Inn hotels during the past twelve months. The Company intends to use the AmeriHost Inn brand when expanding its hotel operations segment. As of December 31, 2001, three wholly-owned AmeriHost Inn hotels were under construction. Same room revenues for all AmeriHost Inn hotels owned and operated by the Company, including minority owned hotels, increased approximately 2.9% during the fourth quarter of 2001, compared to the fourth quarter of 2000, attributable to a decrease of $0.74 in average daily rate offset by a 4.2% increase in occupancy. These results relate to the 63 AmeriHost Inn hotels that were operating for at least thirteen full months during the three months ended December 31, 2001. During 2001, same room revenue for all AmeriHost Inn hotels owned and operated by the Company decreased approximately 1.8%, attributable to an increase in average daily rate of $1.23 offset by a 3.4% decrease in occupancy. These results relate to the 70 AmeriHost Inn hotels that were operating for at least thirteen full months during the twelve months ended December 31, 2001.

Revenues from hotel operations consist of the revenues from all hotels in which the Company has a 100% or controlling ownership or leasehold interest ("Consolidated" hotels). Development and construction revenues consist of fees for new construction and renovation activities performed by the Company for unconsolidated minority-owned hotels and unrelated third parties. The Company records commissions and revenue from the sale of its Consolidated AmeriHost Inn hotels, based upon the net sale price, as these sales are considered part of the Company's strategy of building and selling hotels, and therefore expanding the AmeriHost Inn brand. The Company also receives revenue from management and employee leasing services provided to unconsolidated minority-owned hotels and unrelated third parties.

Revenues from Consolidated AmeriHost Inn hotels decreased 8.4% to $45.1 million during 2001, from revenues of $49.2 million during 2000, due primarily to the sale of hotels to franchisees. Revenues from the development segment decreased 72.3% to $1.9 million in 2001, from $7.0 million in 2000, due to the decrease in hotel development activity for minority owned and third party entities. Revenues from hotel sales and commissions were $12.9 million during 2001, as a result of the sale of nine AmeriHost Inn hotels. Revenues from hotel management and employee leasing segments decreased by 20.5% in total during 2001, due primarily to the sale or termination of hotels under management contracts. Revenues from Consolidated non-AmeriHost Inn hotels decreased 6.8% during 2001, compared to 2000, as a result primarily of the sale of one non-AmeriHost Inn hotel. Total revenues increased 1.3% to $77.2 million during 2001, from $76.2 million during 2000, due primarily to the increase from hotel sales and commissions. The Company recorded net income of $755,100 in 2001, or $0.13 per diluted share, compared to net income of $4.0 million or $0.74 per diluted share in 2000. In 2000, the Company recorded a gain on the sale of the AmeriHost Inn brand names and franchising rights in the amount of approximately $5.2 million, net of closing costs, as discussed below.

On September 30, 2000, the Company sold the AmeriHost Inn and AmeriHost Inn & Suites brand names and franchising rights to Cendant Corporation. The Company received approximately $5.2 million upon closing, net of closing costs. The agreement with Cendant also provides for favorable royalty payment terms and additional long-term incentives to the Company as the AmeriHost Inn brands are expanded, including royalty sharing and a hotel development incentive fee each time a hotel owned by the Company is sold to an operator who becomes a Cendant franchisee.

The Company uses Cash Flow, defined as net income plus depreciation and amortization, as a supplemental performance measure, along with net income, to report its operating results. Net income plus depreciation and amortization is not defined by Generally Accepted Accounting Principles ("GAAP"), however the Company believes it provides relevant information about its operations and is necessary for an understanding of the

Company's operations, given its significant investment in real estate. Cash Flow, as defined, should not be considered as an alternative to operating income (as determined in accordance with GAAP) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Cash Flow, as defined, was $5.4 million during 2001, compared to $8.6 million during 2000.

The United States lodging industry was negatively impacted by the terrorist attacks on the World Trade Center in New York City on September 11, 2001. Smith Travel Research reported that revenue per available room (RevPAR) for the entire U.S. lodging industry declined over 40% during the week ended September 22, 2001. Smith Travel Research has reported positive trends since this week, indicating the demand for hotel rooms is recovering, however this incident had a significant impact on the profitability of many hotels. The Company's hotels were also negatively impacted, however to a lesser degree. Same room RevPAR for the Company's AmeriHost Inn hotels declined 9.6% for the month of September, however the hotels rebounded quickly as same room RevPAR decreased 0.6% for the month of October, increased 5.2% for the month of November, and increased 5.2% for the month of December 2001. Since the Company's hotels are limited service hotels, located in smaller towns primarily in the Midwest, they were not impacted as much as hotels located in larger cities and near airports.

Excluding hotels under construction, Arlington had an ownership interest in 76 hotels at December 31, 2001, versus 81 hotels at December 31, 2000. The increased ownership from the development of AmeriHost Inn hotels for the Company's own account and the acquisition of a non-AmeriHost Inn hotel was offset by the sale of AmeriHost Inn hotels to franchisees. These figures include a net decrease of four Consolidated hotels, from 66 at December 31, 2000 to 62 at December 31, 2001.

CRITICAL ACCOUNTING POLICIES

Consolidation Policy

A joint venture project will be consolidated if the Company has a majority (i.e., greater than 50%) ownership interest, or when the Company has a minority ownership interest (i.e., less than 50%) and can exercise control over the critical decisions of the joint venture. The Company will evaluate several factors in determining whether or not it has control over the joint venture to warrant consolidation. These factors include the nature of the Company's ownership (for example, the sole general partner in a limited partnership, the sole managing member of a limited liability company, etc.), oversight of the daily operations, and the ability to make major decisions such as to refinance or sell the hotel asset without the consent of the other partners, among others.

Minority owned joint ventures in which the Company maintains a non-controlling ownership interest are accounted for by the equity method. Under this method, the Company maintains an investment account, which is increased by contributions made and its share of the joint venture's income, and decreased by distributions received and its share of the joint venture's losses, in accordance with the terms of the joint venture agreement. The Company's share of each joint venture's income or loss, including gains and losses from capital transactions, is reflected on the Company's statement of operations as "Equity in income and (losses) from unconsolidated joint ventures" in the accompanying financial statements.

Revenue Recognition

The revenue from the operation of a consolidated hotel is recognized as part of the hotel operations segment when earned. Typically, cash is collected from the guest at the time of check-in or check-out, however the Company also extends credit to selected corporate customers. The Company had a reserve for specifically identified doubtful corporate accounts receivable in the amount of $150,000 at December 31, 2001. This reserve represents approximately 14% of the outstanding corporate account receivable balance at December 31, 2001. The reserve for doubtful accounts is reviewed periodically for reasonableness and is considered appropriate at December 31, 2001.

The Company's intention is to operate the consolidated hotels until a buyer is found at an appropriate price. The Company may actively try to sell the hotel during the construction period, upon opening, or anytime thereafter.

Once the sale of the hotel is consummated, the Company will realize the value from its development. Under this scenario, the Company will depreciate the hotel assets and classify them as investment assets while it operates the hotel, since it is not assured that a sale will ultimately be consummated. Beginning in 2001, the Company records the hotel sale price as development revenue and the net cost basis of the hotel asset as development expense, when the sale is consummated, as part of the ongoing operational activity of the Company. Prior to 2001, the sale of two consolidated AmeriHost Inn hotels (during the third quarter of 1999) were recorded as operating activity in the hotel development segment. The sales of all other hotels, which had been operated for longer than 12 months, were recorded as a "gain on sale" below the operating income line, computed as the difference between the net sale price and the net cost basis of building the hotel. This treatment was considered appropriate since the strategy of building and selling had not yet been solidified until the consummation of the Cendant transaction in the latter part of 2000.

The Company seeks not only to generate profit from the sale of a hotel, but also to generate a development incentive fee and a long-term, ongoing royalty sharing fee from Cendant Corporation. The Company recorded $12.9 million in hotel sales and commission revenue in 2001. The Company and the REIT which owns certain of the Company's leased hotels closed on the sale of nine AmeriHost Inn hotels during 2001.

The Company provides hotel development, management, and staffing services to unrelated third parties and minority owned joint ventures. Under this scenario, revenues can be recognized in three ways: (i) the Company will record revenue from the development and construction of the hotel, (ii) if the Company enters into a hotel management agreement with the owner, it will recognize revenue in accordance with the terms of the agreement, and (iii) if the Company enters into a hotel staffing agreement with the owner, it will recognize revenue in accordance with the terms of the agreement. An unrelated third party or a minority owned joint venture may contract with the Company for any or all three services, however the Company will not provide employee leasing services unless it also provides hotel management services pursuant to a written agreement.

The Company will recognize revenue from the development and construction of hotels for third parties and unconsolidated minority-owned entities pursuant to development and construction contracts with the hotel ownership entity. All contracts must be fully executed prior to the start of construction. In addition, the Company will not begin construction on a hotel for a joint venture or third party until it is assured that both the equity and debt financing are in place. The Company records revenue as the total contract price, and all development and construction costs as operating expenses in the hotel development segment.

Development fee revenue from construction/renovation projects with unaffiliated third parties or entities in which the Company has a non-controlling minority ownership interest is recognized using the percentage-of-completion method.

Construction fee revenue from construction/renovation projects with unaffiliated third parties or entities in which the Company has a non-controlling minority ownership interest is recognized on the percentage-of-completion method, generally based on the ratio of costs incurred to estimated total contract costs. Revenue from contract change orders is recognized to the extent costs incurred are recoverable. Profit recognition begins when construction reaches a progress level sufficient to estimate the probable outcome. Provision is made for anticipated future losses in full at the time they are identified.

For the next 15 years, Cendant will pay the Company a development incentive fee every time the Company sells one of its existing AmeriHost Inn hotels to a buyer who executes an AmeriHost Inn franchise agreement with Cendant. In addition, this fee will also be paid to the Company for new hotels that the Company develops which are then sold to a franchisee of Cendant. This fee applies to the first 370 hotels sold by the Company during the 15-year term of the agreement. The fee is computed based on the most recent twelve months revenue, or a stipulated per room amount if the hotel has been open less than one year. Since the Cendant agreement provides for the potential reimbursement of this fee, from future fees earned, in the event the buyer defaults on the franchise agreement within the first 76 months, these fees are deferred when received, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The deferred fees are amortized as hotel development segment revenue on a straight-line basis over the 76-month period, as the contingencies on the revenues are removed. The Company received $1.6 million in development incentive fees from the sale of AmeriHost Inn hotels during 2001, of which $147,792 was recognized as hotel development revenue in 2001.

For the next 25 years, Cendant will pay the Company a portion of all royalty fees Cendant receives from all of its AmeriHost Inn franchisees. Generally, Cendant receives royalty fees from each of their franchisees based upon a percentage of guest room revenue, ranging from 4% to 5%. In turn, Cendant will pay the Company a portion of this fee as stipulated in the agreement. The Company received $85,310 in royalty sharing payments in 2001. The Company records this royalty sharing fee as hotel development segment revenue when the related royalty fee is received.

The Company recognizes management fee revenue when it performs hotel management services for unrelated third parties and minority owned joint ventures. The management fees are computed based upon a percentage of total hotel revenues, ranging from 4% to 8%, plus incentive fees in certain instances, in accordance with the terms of the individual written management agreements. The Company recognizes the management fee revenue in the hotel management segment as the related hotel revenue is earned.

The Company recognizes employee leasing revenue when it staffs hotels, and performs related services, for unrelated third parties and minority owned joint ventures. The Company centrally employs all the employees working at the hotels. Employee leasing revenues are generally computed as the actual payroll costs plus an administrative fee ranging from 2% to 3%, in accordance with the terms of the individual written staffing agreements. The Company recognizes the employee leasing revenue in the employee leasing segment as the related payroll cost is incurred. Although the Company maintains employee leasing agreements with the hotel ownership entities, the Company is still ultimately responsible for its employees. In addition, the Company is responsible for maintaining and determining staffing levels, scheduling, hiring, firing, performance reviews, etc. through the Company's General Managers. Moreover, the Company is at risk with regard to personnel issues and lawsuits. As such, the Company has recorded employee leasing revenues primarily as the gross payroll cost plus the administrative fee, which is considered appropriate.

During 1998 and 1999, the Company sold 30 hotels to a Real Estate Investment Trust ("REIT") for approximately $73 million. Upon the sale of the hotels, the Company simultaneously entered into agreements to lease back each of the hotels from the REIT. The leases are for an initial term of 15 years, as amended, and provide for rent in the amount of 10% of the original sale price, increased annually after year three by the lesser of 2% or the CPI adjustment. The gains from the sale of the hotels in 1998 and 1999 were deferred for financial statement reporting purposes, due to the continuing involvement with the long-term lease agreement, and are being amortized on a straight line basis into income as a reduction of leasehold rent expense over the 15 year initial term. Assuming the Company leases all of the remaining REIT hotels until the end of the initial term, approximately $757,000 will be amortized annually as a reduction of leasehold rent expense.

When the Company builds a hotel for a minority owned joint venture, a portion of the profit is deferred. The deferral is computed as the Company's ownership in the joint venture multiplied by the development fee profit and the construction profit (as it is recognized on the percentage of completion basis). The deferred income is recognized by the Company over the estimated useful life of the related hotel asset. A portion of the deferral is amortized over the same life the joint venture is depreciating the hotel asset (generally, 39 years), and the remaining portion is amortized over the same life the joint venture is depreciating the furniture, fixtures & equipment (generally, 7 years).


Impairment of Long-Lived Assets

The Company periodically reviews the carrying value of certain of its long-lived assets, including its investment in joint ventures which own long-lived assets, in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected cash flows of such assets to determine if such sum is less than the carrying value of such assets to ascertain if an impairment exists. If an impairment exists, the Company would determine the fair value by using quoted market prices, if available for such assets, or if quoted market prices are not available, the Company would obtain an appraisal or discount the expected future cash flows of such assets. During 2001, our reviews indicated that there was no permanent impairment of the Company's long-lived assets. During 2000, the Company reduced the carrying value of an investment in a joint venture by approximately $110,000 in connection with such review. The adjustment is reflected in the equity in income of unconsolidated joint ventures line in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth the percentages of revenues of the Company represented by components of net income for 2001, 2000 and 1999.


                                                              Percentage of Total Revenue
                                                            Year Ended December 31, (unaudited)
                                                     ----------------------------------------------
                                                         2001              2000             1999
                                                       --------          --------         --------

Revenue                                                 100.0%           100.0%            100.0%
Operating costs and expenses                             75.8             77.1              76.1
                                                       ------            -----           -------
                                                         24.2             22.9              23.9

Depreciation and amortization                             6.1              6.0               6.0
Leasehold rents - hotels                                  8.4              8.6               9.6
Corporate general and administrative                      2.5              2.2               2.0

                                                       ------            -----           -------
Operating income                                          7.2              6.1               6.3

Interest expense                                         (6.7)            (7.4)             (7.9)
Interest and other income                                 1.8              1.5               1.9
Equity in income and losses of affiliates                (1.2)            (0.1)             (0.2)
Gain on sale of assets                                    1.1              8.8               0.7

Income before minority interests and
  income taxes                                            2.2              8.9               0.8

Minority interests in operations of consolidated
  subsidiaries and partnerships                          (0.4)            (0.1)             (0.3)

                                                       ------            -----           -------
Income before income taxes                                1.8              8.8               0.5

Income tax expense                                       (0.8)            (3.5)             (0.2)


Net income                                                1.0%              5.3%             0.3%
                                                       ======            ======          =======


2001 compared to 2000

Revenues increased 1.3% to $77.2 million during 2001, from $76.2 million during 2000. The increase in the hotel sales and commissions segment was offset by decreases in the hotel operations, hotel development, hotel management and employee leasing segments.

Hotel operations revenue decreased 8.1% to $56.4 million during 2001, from $61.4 million during 2000. Revenues from Consolidated AmeriHost Inn hotels decreased 8.4% to $45.1 million during 2001, from $49.2 million during 2000. This decrease was attributable primarily to the decrease in same room revenues and the sale of nine Consolidated AmeriHost Inn hotels in 2001, partially offset by the opening of three new Consolidated AmeriHost Inn hotels, and the acquisition of one Consolidated AmeriHost Inn hotel from an unconsolidated minority owned joint venture in 2001. Revenues from Consolidated non-AmeriHost Inn hotels decreased 6.8% during 2001, compared to 2000. This decrease was primarily the result of the sale of one Consolidated non-AmeriHost Inn hotel at the end of 2000. The hotel operations segment included the operations of 63 Consolidated hotels (including 55 AmeriHost Inn hotels) comprising 4,560 rooms at December 31, 2001, compared to 66 Consolidated hotels (including 60 AmeriHost Inn hotels) comprising 4,630 rooms at December 31, 2000. The Company has experienced an increase in competition in certain markets, primarily from newly constructed hotels. As a result, there is increased downward pressure on occupancy levels and average daily rates. The Company believes that as the number of AmeriHost Inn hotels increases, the greater the benefits will be at all locations from marketplace recognition and repeat business. In addition, the Company typically builds new hotels in growing markets where it anticipates a certain level of additional hotel development.

Hotel development activity is summarized as follows:


                                             2001                      2000                      1999
                                 -------------------------- ---------------------------  ------------------------
                                 Unaffiliated &             Unaffiliated &               Unaffiliated &
                                    Minority-  Consolidated   Minority-    Consolidated   Minority-   Consolidated
                                    Owned (1)   Hotels (2)    Owned (1)     Hotels (2)    Owned (1)    Hotels (2)
                                    ---------   ----------    ---------     ----------    ---------    ----------

      Under construction at
         beginning of year              -             2              4          -              1           5

      Starts                            2             4              -           3             4           -

      Completions                       -             3              4           1             1           5

      Under construction at
                                      ---           ---           ----        ----           ---         ---
         end of year                    2             3              -           2            4           -
                                      ===           ===           ====        ====           ===         ===

     (1)  hotels   developed/constructed  for  unaffiliated  third  parties  and entities in which the Company holds a minority ownership interest

     (2) hotels developed/constructed for the Company's own account and for entities in which the Company holds a majority ownership interest


Hotel development revenue decreased 72.3% to $1.9 million during 2001, from $7.0 million during 2000. The Company was constructing one hotel for a minority-owned joint venture and one hotel for an unrelated third party during 2001, both of which were under construction at December 31, 2001. In 2000, four hotels were under construction during the year, all of which were completed prior to December 31, 2000. The Company also had several additional projects in various stages of pre-construction development during these periods.

Hotel management revenue decreased 14.7% to $1.1 million during 2001, from $1.3 million in 2000. The number of hotels managed for third parties and minority-owned entities decreased from 17 hotels, representing 1,378 rooms, at December 31, 2000 to 16 hotels, representing 1,318 rooms, at December 31, 2001. The decrease in revenue is primarily due to a 4.4% reduction in rooms under contract and the decrease in same room revenues of those hotels.

Employee leasing revenue decreased 21.8% to $4.7 million during 2001, from $6.0 million during 2000, due primarily to the reduction in hotels managed for minority-owned entities and unrelated third parties as described above, and the associated decrease in payroll costs which is the basis for the employee leasing revenue.

Other revenue, consisting primarily of leasing revenue from the Company's office building in 2001, and franchising revenue in 2000, decreased to $169,612 in 2001, from $586,276 during 2000. On October 1, 2001, the Company purchased the office building in which its headquarters is located. The building contains approximately 50,000 rentable square feet, of which the Company occupies approximately 19,000 square feet. Nearly all of the remaining space is leased to unrelated third parties pursuant to long-term leases. On September 30, 2000, the Company sold the AmeriHost Inn franchising rights to Cendant Corporation. As a result, the Company did not report franchising revenue in 2001.

Total operating costs and expenses decreased 0.4% to $58.5 million (75.8% of total revenues) in 2001, from $58.7 million (77.1% of total revenues) during 2000, primarily due to decreases in operating costs and expenses from the hotel operations and development segments as described below, offset by an increase in operating costs from hotel sales. Operating costs and expenses in the hotel operations segment decreased 5.7% to $42.1 million during 2001, from $44.7 million in 2000. A decrease in operating costs associated with the fewer number of hotels included in this segment (62 hotels at December 31, 2001 versus 66 hotels at December 31, 2000), were partially offset by significant increases in energy costs, inflationary increases in operating expenses and the greater number of stabilized hotels. Hotel operations segment operating costs and expenses as a percentage of segment revenue increased to 74.7% during 2001, from 72.8% during 2000, due primarily to the inflationary increases and higher energy costs. Operating costs and expenses as a percentage of revenues for the Consolidated AmeriHost Inn hotels increased to 73.0% in 2001, from 70.7% in 2000.

Operating costs and expenses for the hotel development segment decreased 78.6% to $1.5 million during 2001, from $6.9 million during 2000, consistent with the 72.3% decrease in hotel development revenues for 2001. Operating costs and expenses in the hotel development segment as a percentage of segment revenue decreased to 76.5% during 2001, from 98.8% during 2000, due to the decrease in hotel development activity for unrelated third parties and unconsolidated joint ventures. The results for 2000 consisted of a greater amount of construction activity, which resulted in higher operating costs in relation to the revenue recognized. The results for 2001 consisted of a greater amount of pre-construction, hotel development activity, which resulted in lower operating costs in relation to the revenue recognized.

Hotel management segment operating costs and expenses decreased 11.2% to $716,802 during 2001, from $806,959 during 2000. This decrease was primarily due to the decrease in the number of hotels operated and managed for unrelated third parties and minority-owned entities and consistent with the 14.7% decrease in hotel management segment revenue. Employee leasing operating costs and expenses decreased 22.2% to $4.6 million in 2001, from $5.9 million during 2000, which is consistent with the 21.8% decrease in segment revenue during 2001.

Other operating costs and expenses, consisted primarily of expenses related to the management of the Company's office building in 2001, and franchising activity in 2000. Other operating expenses were $2,958 in 2001 and $489,064 in 2000. On October 1, 2001, the Company purchased the office building in which its headquarters is located and assumed the landlord duties for the other tenants. On September 30, 2000, the Company sold the AmeriHost Inn brand names and franchising rights to Cendant Corporation. As a result, the Company did not report franchising operating costs in 2001.

Depreciation and amortization expense increased 2.9% to $4.7 million during 2001, from $4.5 million during 2000. This increase was primarily attributable to the opening of three new Consolidated AmeriHost Inn hotels, and the acquisition of one AmeriHost Inn hotel from a joint venture in 2001 and the resulting depreciation and amortization therefrom, partially offset by the sale of nine Consolidated Hotels that closed in 2001.

Leasehold rents - hotels remained relatively unchanged at $6.5 million during both 2001 and 2000. The decrease primarily attributable to the termination of four leased hotels as a result of the lessor selling these hotels during 2001, was offset by the reduction in deferred gain amortization as a result of the extension of the hotel leases with the REIT. The amortization of deferred gain from the sale of the hotels to the REIT was $818,000 and $1,487,000 in 2001 and 2000, respectively.

Corporate general and administrative expense increased 12.6% to $1.9 million during 2001, from $1.7 million during 2000, and can be attributed primarily to the overall growth of the Company and the recognition of $167,000 in expenses during the first quarter of 2001 related to the issuance of stock options to a non-employee for consulting services and transitional accounting fees, offset by a concerted effort to reduce administrative expenses.

The Company's operating income increased 19.2% to $5.5 million during 2001, from $4.7 million during 2000. The following discussion of operating income by segment is exclusive of any corporate general and administrative expense. Operating income from Consolidated AmeriHost Inn hotels decreased 45.1% to $3.1 million during 2001, from $5.6 million during 2000. This decrease in operating income was due to the decrease in the number of consolidated AmeriHost Inn hotels operated by the Company, a decrease in same room revenues, and increases in certain hotel operating expenses including energy costs. Operating income from the hotel development segment increased to $445,952 during 2001, from $62,872 during 2000. The increase in hotel development operating income was due to the increase in pre-construction hotel development activity for unrelated third parties and unconsolidated joint ventures during 2001, compared to 2000, which has a higher gross profit margin than the construction activity. The hotel management segment had operating income of $295,356 during 2001, compared to $399,771 during 2000. This decrease was due primarily to a reduction in the number of hotel rooms managed for unrelated third parties and unconsolidated joint ventures. Employee leasing operating income increased slightly to $110,642 during 2001, compared to $108,812 during 2000, due primarily to the decrease in employee leasing agreements with unrelated third parties and unconsolidated joint ventures, offset by the allocation of certain costs.

During 2001, the Company modified the terms of three hotel loan agreements with the related lenders to obtain more favorable interest rates. In addition, the Company assisted three joint ventures in modifying their loan agreements to obtain lower interest rates. Based upon a discounted cash flow analysis of the interest rate differentials, the modification transactions did not qualify to be treated as an extinguishment of debt with the simultaneous acquisition of new debt. Interest expense decreased 8.1% to $5.2 million during 2001, from $5.6 million during 2000. This decrease was primarily attributable to the aforementioned sales of hotels whereby the Company does not incur any interest expense on the sold hotels after the sale dates as well as the reduction of interest rates on certain loan agreements, partially offset by the mortgage financing of newly constructed Consolidated hotels. The Company capitalizes interest expense incurred during the pre-opening construction period of a Company Owned hotel project, as part of the total development cost. The amount capitalized includes both interest charges from a direct construction loan, plus interest computed at the Company's incremental borrowing rate on the total costs incurred to date in excess of the construction loan funding. The Company capitalized $336,748, $100,275 and $121,238 in 2001, 2000, and 1999,
respectively, in construction period interest which is included in property and equipment.

The Company's share of equity in income (loss) of affiliates was ($925,654) during 2001, compared to ($101,872) during 2000. The decrease in equity of affiliates during 2001 was primarily attributable to the sale of two minority-owned properties in the first half of 2000 at a significant gain, as well as the recognition of losses in 2001 in excess of the Company's ownership interest for two joint ventures. Distributions from affiliates were $19,220 during 2001, compared to $473,808 during 2000.

The Company recorded gains from the sale of assets of $886,338 during 2001, compared to $6.7 million in 2000. During 2001, the gains were comprised primarily of the unamortized deferred gains remaining from the original sale of four hotels to the REIT, which were recognized upon the consummation of the sales of these hotels by the REIT to unrelated third parties in 2001 and the simultaneous termination of the Company's leases with the REIT. The Company expects to continue recognizing the unamortized deferred gain from the future sale of REIT owned hotels. The Company reported a gain on sale from the sale of the AmeriHost Inn name and franchising rights in 2000 for approximately $5.2 million. In addition, four Consolidated Hotels were sold in 2000, where the Company recorded gains on the sales.

The Company recorded income tax expenses of $615,000 in 2001, compared to $2.7 million in 2000, which are directly related to the pre-tax income incurred in 2001 and 2000, respectively. The Company reported net income of $755,100 in 2001, compared to $4.0 million in 2000, primarily due to the factors discussed above.

2000 compared to 1999

Revenues increased 0.1% to $76.2 million during 2000, from $76.1 million during 1999. The increases in the hotel development segment and other revenue (AmeriHost Inn franchising) were offset by decreases in the hotel operations segment.

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

Hotel management revenue remained consistent at $1.3 million during both 2000 and 1999. The number of hotels managed for third parties and minority-owned entities decreased from 18 hotels, representing 1,696 rooms, at December 31, 1999 to 17 hotels, representing 1,378 rooms, at December 31, 2000. The fluctuation in revenue is primarily due to an 18.8% reduction in rooms under contract offset by increases in same room revenues of those hotels.

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

The Company recorded income tax expenses of $2.7 million in 2000, compared to $160,000 in 1999, which are directly related to the pre-tax income incurred in 2000 and 1999, respectively.

The Company reported net income of $4.0 million in 2000, compared to net income of $200,591 in 1999, primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has five main sources of cash from operating activities: (i) revenues from hotel operations; (ii) fees from development, construction and renovation projects including the sale of hotel assets; (iii) fees from management contracts; (iv) fees from employee leasing services; and (v) hotel development incentive fees and royalty sharing pursuant to the Cendant transaction. Cash from hotel operations is typically received at the time the guest checks out of the hotel. Approximately 10% of the Company's hotel operations revenues is generated through other businesses and contracts and is usually paid within 30 to 45 days from billing. Fees from development, construction and renovation projects are typically received within 15 to 45 days from billing. Due to the procedures in place for processing its construction draws, the Company typically does not pay its contractors until the Company receives its draw from the equity or lending source. Management fee revenues are typically received by the Company within five working days from the end of each month. Cash from the Company's employee leasing segment typically is received on or before the pay date. The Company typically receives an earnest money deposit from the buyer of a hotel when a sales contract is signed. The remaining proceeds from the sale of hotel assets are received at the time of closing. The development incentive fee from Cendant is typically received within 20 days of the closing. Royalty sharing payments from Cendant are received quarterly, based on the actual royalty payments received by Cendant from the AmeriHost Inn franchisees.

During 2001, the Company's cash provided from operations was $15.9 million, compared to $1.2 million during 2000, or an increase in cash provided by operations of $14.7 million. The increase in cash flow from operations during 2001, when compared to 2000, can be attributed primarily to the sale of nine AmeriHost Inn hotels during 2001.

The Company invests cash in three principal areas: (i) the purchase of property and equipment through the construction, renovation and acquisition of Consolidated Hotels; (ii) the purchase of equity interests in hotels; and (iii) the making of loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. From time to time, the Company may also utilize cash to purchase its own common stock.

Pursuant to an amendment to the master lease agreement with the REIT, the Company can facilitate the sale of up to eight leased hotels by the REIT. When the REIT sells a leased hotel to a buyer who becomes an AmeriHost Inn franchisee of Cendant, the Company receives: (i) a commission for facilitating the transaction which is based upon the sale price, (ii) an incremental fee from Cendant, and (iii) long-term royalty sharing fees from Cendant from the future royalties paid to Cendant. Both the Company and the REIT choose which properties are sold. For each hotel chosen by the Company, one hotel is also chosen by the REIT. The Company's choice is final when the sale transaction closes. The REIT makes its corresponding choice at this time. If the Company and the REIT are not successful in selling the REIT's choice within a 12-month period, then the Company is obligated under the agreement to purchase the hotel from the REIT. If the Company does not complete the purchase of the hotel within the specified time period, then the Company's rent payment for all REIT hotels shall be increased by 0.25% each time. The Company cannot close on the sale of its third and fourth choice until the first and second REIT choices have been sold (or purchased by the Company), respectively. During 2001, the Company facilitated the sale of two hotels by the REIT (the Company's first and second choices), and purchased one hotel from the REIT (the REIT's first choice). The Company must either facilitate the sale of the REIT's second choice, or purchase the hotel, by June 2, 2002, in order to avoid the scheduled rent increase of 0.25%. The Company expects to acquire this hotel prior to June 2, 2002, with approximately $700,000 in cash, plus mortgage financing already committed from an affiliate of the REIT.

On September 18, 2000, the Company finalized the terms of an agreement to purchase the remaining ownership interests in three existing joint ventures at a specified price. One of these acquisitions was completed in 2001, with the remaining two to be completed before December 31, 2002. The Company expects to use approximately $1.6 million for the purchase of these two joint venture interests.

During 2001, the Company used $27.5 million in investing activities compared to receiving $2.7 million during 2000. During 2001, the Company bought out a partner's interest in one joint venture for $795,384, used $25.4 million to purchase property and equipment for Consolidated Hotels, and used $1.5 million for investments in and advances to affiliates, net of distributions and collections on advances from affiliates. During 2000, the Company received $13.1 million from the sale of hotels, used $10.4 million to purchase property and equipment for Consolidated Hotels, and used $2,655 for investment in and advances to affiliates, net of distributions and collections on advances from affiliates.

Cash provided by financing activities was $14.6 million during 2001 compared to cash used by financing activities of $6.0 million during 2000. In 2001, the primary factors were principal repayments of $9.2 million on the mortgage financing of Consolidated hotels, including the repayment of mortgages in connection with the sale of hotels, offset by $20.6 million in proceeds from the mortgage financing of Consolidated hotels, and net proceeds of $3.4 million on the Company's operating line-of-credit. In 2000, the contributing factors were principal repayments of $6.4 million on the mortgage financing of Consolidated hotels, including the repayment of mortgages in connection with the sale of hotels, and $4.2 million in net repayments on the Company's operating line-of-credit, offset by $4.7 million in proceeds from the issuance of long-term debt.

The Company modified three of its mortgage loan agreements with existing lenders during the third quarter of 2001, resulting in the reduction of their respective interest rates to market. Based upon a discounted cash flow analysis of the interest rate differentials, these modifications did not qualify to be treated as debt extinguishments. As such, costs incurred in connection with the modifications were deferred and amortized, in addition to the existing deferred loan costs related to the original financing, over the remaining term of the respective loans.

The Company, through wholly owned subsidiaries, is a general partner or managing member in 18 joint ventures. As such, the Company is secondarily liable for the obligations and liabilities of these joint ventures. As of December 31, 2001, these joint ventures had $29.9 million outstanding under mortgage loan agreements. Approximately $7.6 million of this amount has been included in the Company's consolidated financial statements as of December 31, 2001 since it is from joint ventures in which the Company has a majority or controlling ownership interest, leaving approximately $22.3 million in off balance sheet mortgage debt with unconsolidated joint ventures. Of this amount, the Company has also provided approximately $15.6 million in guarantees to the lenders. Other partners have also guaranteed portions of this amount. Two unconsolidated joint venture mortgage loans in the amount of $3.2 million at December 31, 2001 mature in 2002. The lender for one of these mortgage loans in the amount of $1.6 million has indicated they would extend the loan for up to ten years, and the extension of the other mortgage loan in the amount of $1.6 million is currently being negotiated. The Company expects both of these loans to be extended prior to their maturity. One unconsolidated joint venture mortgage loan in the amount of $1.8 million at December 31, 2001 matures in 2003. The Company expects this loan to be extended or refinanced prior to its maturity. The remaining joint venture mortgage loans mature after 2003.

From time to time, the Company advances funds to joint ventures for working capital and renovation projects. The Company has also provided the mortgage financing for one unconsolidated joint venture. The advances, including the mortgage note, bear interest at rates ranging from prime to 10% per annum and are due upon demand. The advances were $7.0 and $8.5 million at December 31, 2001 and 2000, respectively, and are included in investments in and advances to unconsolidated hotel joint ventures in the Company's consolidated financial statements. The Company expects the joint ventures to repay these advances through cash flow generated from hotel operations, mortgage financing, and/or the sale of the hotel.

Certain of the Company's hotel mortgage notes and the Company's office building mortgage note contain financial covenants, principally minimum net worth requirements, debt to equity ratios, and minimum debt service coverage ratios. At December 31, 2001, the Company was not in compliance with the minimum debt service coverage ratio contained in one mortgage loan agreement, aggregating approximately $1.6 million. However the Company has obtained a waiver with respect to this violation. In addition, one joint venture where the Company has guaranteed the mortgage debt was not in compliance with the minimum debt service coverage ratio covenant contained in the mortgage loan agreement. This joint venture has also obtained a waiver from the lender regarding this violation.

At December 31, 2001, the Company had $6.8 million outstanding under its operating line-of-credit. The operating line-of-credit (i) had a limit of $7.5 million; (ii) was collateralized by a security interest in certain of the Company's assets, including its interest in various joint ventures; (iii) bore interest at an annual rate equal to the lending bank's base rate plus 1/2%; and
(iv) matured February 28, 2002. The line of credit note contained financial covenants, requiring a minimum net worth, a maximum debt to net worth ratio, and a minimum debt service coverage ratio. The Company was in compliance with these covenants as of December 31, 2001. Prior to its expiration in February 2002, the Company replaced its line-of-credit with another bank. The new operating line-of-credit has a limit of $8.5 million, is collateralized by substantially all the assets of the Company, subject to first mortgages from other lenders on hotel assets, bears interest at a rate based on either the prime rate or LIBOR as chosen quarterly by the Company, plus a spread adjusted quarterly based on the Company's leverage ratio, ranging from zero to 0.5% (if Prime based) or 3.0% (if LIBOR based), and matures February 19, 2003. The new line-of-credit agreement also provides for the maintenance of certain financial covenants, including minimum tangible net worth, a maximum leverage ratio, and a minimum debt service coverage ratio.

The aggregate maturities of long-term debt and future minimum rent payments under all operating leases are as follows:

                  Year Ending              Long-term                 Operating
                 December 31,                Debt                     Leases
                -------------         ----------------         -----------------

                     2002             $      2,110,652         $       6,383,000
                     2003                   14,808,979                 6,409,000
                     2004                    7,562,016                 6,359,000
                     2005                    1,851,855                 6,517,000
                     2006                    4,947,081                 6,642,000
                  Thereafter                40,918,338                47,187,000
                                      ----------------         -----------------
                                      $     72,198,921         $      79,497,000
                                      ================         =================

The Company expects cash from operations, including proceeds from the sale of hotels, to be sufficient to pay all operating and interest expenses in 2002, as well as commitments to purchase hotel assets.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 has been amended by SFAS No. 137, which delayed the effective date to periods beginning after June 15, 2000, and by SFAS No. 138, which amends the accounting and reporting standards for certain derivative instruments and certain hedging activities. The Company, to date, has not engaged in derivative and hedging activities.

Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets," issued in 2001, requires, among other things, that effective January 1, 2002, goodwill resulting from a business combination accounted for as a purchase no longer be amortized, but be subjected to ongoing impairment review. The Company does not have any goodwill recorded as of December 31, 2001.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairments or Disposal of Long-Lived Assets" ("SFAS 144"). Adoption of SFAS 144 is required for fiscal years beginning after December 15, 2001, and interim periods within those years, with early adoption encouraged. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS 121 and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company will adopt SFAS 144 in the first quarter of 2002. The Company is in the process of determining the impact, if any, of adopting SFAS 144.

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

The table below provides information about financial instruments that are sensitive to changes in interest rates, for each interest rate sensitive asset or liability as of December 31, 2001. The carrying amounts reflected approximate the estimated fair values. As the table incorporates only those exposures that existed as of December 31, 2001, it does not consider those exposures or positions which could arise after that date. Moreover, the information presented therein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, hedging strategies and prevailing interest rates at the time.


                                                                             Average Nominal
                                                          Carrying Value      Interest Rate
                                                          --------------      -------------

         Operating line of credit - variable rate         $    6,793,702          5.50%
         Mortgage debt - fixed rate                       $   30,810,118          7.41%
         Mortgage debt - variable rate                    $   41,388,803          5.33%


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements filed as part of this Form 10-K are included under "Exhibits, Financial Statements and Reports on Form 8-K" under
Item 14. Selected quarterly financial data is presented in Note 16 to the consolidated financial statements.

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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Company's executive officers and directors are:

       Name                   Age               Position
       ----                   ---               --------

Michael P. Holtz               45          Chairman  of the  Board of Directors,
                                           President and Chief Executive Officer

James B. Dale                  38          Senior  Vice  President  of  Finance,
                                           Secretary,   Treasurer    and   Chief
                                           Financial Officer

Russell J. Cerqua              45          Director

Reno J. Bernardo               70          Director

Salomon J. Dayan               56          Director

Jon K. Haahr                   48          Director

Thomas J. Romano               49          Director

Michael P. Holtz has been a Director of the Company since August 1985. From 1985 to 1989, Mr. Holtz served as the Company's Treasurer and Secretary. In 1986, Mr. Holtz was promoted to Chief Operating Officer of the Company with direct responsibility for the Company's day-to-day operations. In 1989, Mr. Holtz was elected President and Chief Executive Officer of the Company. In 1999, in addition to his other responsibilities, Mr. Holtz was elected Chairman of the Board of Directors. Mr. Holtz is responsible for development and implementation of all Company operations including hotel development, finance and management. Mr. Holtz has over 22 years experience in the operation, development and management of hotel properties.

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

Russell J. Cerqua served as the Executive Vice President of Finance, Chief Financial Officer, Treasurer and Secretary of the Company from 1987 through 1998, where his primary responsibilities included internal and external financial reporting, corporate financing, development of financial management systems, and financial analysis. Mr. Cerqua is currently the President and Chief Financial Officer of Datavations LLC, a software development and consulting company, and was previously Chief Financial Officer of Metro Technologies, LLC. Prior to joining the Company, Mr. Cerqua was an audit manager with Laventhol & Horwath, the Company's former independent certified public accountants. Mr. Cerqua was involved in public accounting for over 9 years, with experience in auditing, financial reporting and taxation. Mr. Cerqua is a Certified Public Accountant.

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

Salomon J. Dayan, M.D., a physician certified in internal and geriatric medicine, was formerly the Chief Executive Officer of Salomon J. Dayan Ltd., a multi-specialty medical group he founded which was dedicated to the care of the elderly in hospital, nursing home and outpatient settings. Dr. Dayan was the Medical Director and Executive Director of Healthfirst, a corporation which he started in 1986 which operated multiple medical ambulatory facilities in the Chicago, Illinois area. Since 1994 he has been an Assistant Professor of Medicine at Rush Medical Center in Chicago. Dr. Dayan is currently the Chairman of the Board of Directors of J. D. Financial, a bank holding company owning Pan American Bank. Additionally, Dr. Dayan also has numerous investments in residential and commercial real estate.

Mr. Haahr's background includes fifteen years as an investment banker and more than 20 years of capital markets experience. He is co-founder and Managing Principal of Silver Portal Capital, an investment/merchant banking and investment advisory firm. He directs a team that provides services in the areas of capital formation, strategic advice and portfolio sales to a focused group of private and public real estate clients owning commercial, healthcare and lodging assets. Prior to founding Silver Portal, Mr. Haahr was Co-head and Managing Director of Real Estate Investment Banking for First Union Securities from 1999-2000, where he was instrumental in re-engineering the group's business strategy. Mr. Haahr also founded and ran the same industry group for EVEREN Securities from 1991 until joining First Union. He originally joined the Investment Banking Department of Kemper Securities (EVEREN'S predecessor firm) in 1987 and, prior to establishing the Real Estate Group, provided banking expertise to corporate finance clients in the financial services sector and in the area of closed-end funds. Mr. Haahr is a member of the Board of Directors of the Center for Urban Land Economics Research at the University of Wisconsin Real Estate School, and speaks regularly at a variety of real estate industry events.

Thomas J. Romano is currently an Executive Vice President for the Bridgeview Bank Group. Mr. Romano is a member of the Executive Management Committee and is responsible for all lending activities for a significant loan portfolio. His experience includes nineteen years with First of America Bank where his responsibilities included the management of commercial lending functions and numerous branch locations. Mr. Romano is currently a member of the Lake County Muscular Dystrophy Association and a member of Robert Morris Associates. Mr. Romano is a member of the Board of Directors for both Laserage Technology Corporation and Bridgeview Bank Oklahoma City, N.A.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the annual and long-term compensation for services as officers to the Company for the fiscal years ended December 31, 2001, 2000 and 1999, of those persons who were, at December 31, 2001: The chief executive officer and the other executive officer of the Company (the "Named Officers"). See "Compensation of Directors" under
Item 11.


                                             SUMMARY COMPENSATION TABLE

                                                                           Long-Term
                                                                          Compensation
                                           Annual Compensation     ------------------------------
                                     ----------------------------- Restricted     Securities
  Name and Principal                                                  Stock       Underlying         All Other
       Position                    Year     Salary      Bonus        Awards        Options(#)(1)  Compensation(2)
------------------------          ------   --------  ----------      ------       --------------  ---------------

Michael P. Holtz                   2001    325,000        -            -              100,000           23,422
 Chairman of the Board, President  2000    325,000      36,500         -              100,000           17,500
 and Chief Executive Officer       1999    325,000      20,000         -                 -              17,500

James B. Dale                      2001    132,115       9,000         -               21,000            2,214
 Senior Vice President Finance,    2000    125,000       5,000         -               21,000            1,300
 Secretary, Treasurer, and         1999    120,000       5,500         -               20,500            1,251
 Chief Financial Officer




(1)    All options were fully vested as of December 31, 2001,  except for 50,000 options held by Mr. Holtz and 21,000 options held by Mr. Dale.
(2)    Represents life and disability  insurance premiums paid by the Company on
       behalf  of  the  Named  Officers  and  the  Company's   401(k)   matching
       contributions  of $2,625,  $2,500 and $2,500 for Mr.  Holtz,  and $1,764,
       $1,300 and $1,251 for Mr. Dale, for 2001, 2000 and 1999, respectively.


STOCK OPTIONS

The following table summarizes the number and terms of stock options granted to each of the Named Officers during the year ended December 31, 2001.


                                          OPTION GRANTS IN LAST FISCAL YEAR

                                                                                    Potential Realizable Value at
                                                                                       Assumed Annual Rates of
                                                                                      Stock Price Appreciation
                                          Individual Grants                                for Option Term
                        ----------------------------------------------------------    -----------------------------
                                    % of Total Options
                                        Granted to      Exercise or
                           Options     Employees in     Base Price    Expiration
Name                      Granted(1)    Fiscal Year       ($/Sh)         Date            5% ($)        10% ($)
--------------------    ------------- ---------------  ------------  ------------      ----------    -----------

Michael P. Holtz            100,000       54.4%            $2.938      Jan. 2011          30,428       201,064
James B. Dale                21,000       11.4%            $3.74       May 2011             -           33,143


The following table provides information concerning the exercise of stock options during 2001, and the year-end value of unexercised options for each of the Named Officers and Directors of the Company.


                    OPTION EXERCISES AND YEAR-END VALUE TABLE

                                                           Number of Unexercised        Value of Unexercised
                                                              Options Held at          in-the-Money Options at
                              Shares                         December 31, 2001           December 31, 2001 (1)
                             Acquired         Value     ---------------------------  --------------------------
       Name                 on Exercise     Realized    Exercisable  Unexercisable    Exercisable  Unexercisable
--------------------        -----------     --------    -----------  -------------    -----------  -------------

Michael P. Holtz                  -            -          876,100        50,000     $    27,938     $     -
James B. Dale                     -            -           59,500        21,000            -              -
Russell J. Cerqua                 -            -          203,458         3,500           8,730           -
Reno J. Bernardo                  -            -            7,500         3,500            -              -
Salomon J. Dayan                  -            -           70,000         3,500            -              -
Jon K. Haahr                      -            -            4,500         3,500            -              -
Thomas J. Romano                  -            -            3,500         3,500            -              -

(1) The closing sale price of the Company's Common Stock on such date on the Nasdaq National Market was $2.09.


EMPLOYMENT AGREEMENT

The Company's President and Chief Executive Officer, Michael P. Holtz, provides services to the Company under the terms of an employment agreement dated January 1, 1995, amended February 4, 1997, amended November 23, 1999 and amended August 3, 2000. Pursuant to Amendment No. 3 dated November 23, 1999, the agreement renewed for an additional three-year period ending December 31, 2003. Pursuant to Amendment No. 3, Mr. Holtz receives 100,000 options each year, with 50,000 vesting 90 days from the date of issuance and 50,000 vesting only if the Company attains certain financial performance criteria. Amendment No. 3 also provides for a cash bonus based upon financial performance and hotel operation performance. In 2001, the Company did not meet the financial performance criteria, therefore 50,000 of the options issued to Mr. Holtz in 2001 did not vest, and Mr. Holtz did not receive a cash bonus. Under the terms of the amended employment agreement, stock awards were eliminated as a component of annual compensation.

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

COMPENSATION OF DIRECTORS

Each nonemployee Director of the Company received an annual retainer fee of $9,000 ($750 per month) in 2001. Each nonemployee Director of the Company also received $250 for each Board of Directors meeting attended in person, $150 for each Board of Directors meeting conducted by telephone and $150 for each committee meeting. Each Director is reimbursed for all out-of-pocket expenses related to attendance at Board meetings. Non-employee Directors may elect to receive their retainer fee in restricted common stock of the Company.

Each nonemployee Director of the Company receives an option to purchase 1,000 shares of Common Stock annually, pursuant to the 1996 Stock Option Plan for Nonemployee Directors. In addition, beginning in 2000, each nonemployee Director receives 2,500 options annually which vest only if the Company meets certain performance criteria, including earnings per share, EBITDA or net operating income, as defined. The performance options issued in 2001 were terminated in 2002, since the Company did not meet the financial performance criteria in 2001. All Director stock options are priced at the market price on the date of issuance.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 25, 2002, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's Directors, (iii) each of the Named Officers and (iv) all Directors and executive officers as a group.


                                                        Shares Beneficially Owned
                                                          As of March 25, 2002
                                                        -------------------------
Name                                                            Number                          Percent
-------------------------------------------               --------------------                -----------
 Michael P. Holtz                                              1,144597    (1)                    19.5%
 Wellington Management Company                                  615,000    (2)                    12.4
 Kenneth M. Fell                                                451,420    (3)                     9.1
 Massachusetts Financial Services Company                       400,000    (4)                     8.1
 H. Andrew Torchia                                              411,132    (5)                     8.1
 Dimensional Fund Advisors, Inc.                                397,100    (6)                     8.0
 Raymond and Liliane R. Dayan                                   388,988    (7)                     7.9
 Salomon J. Dayan                                               381,862    (1)                     7.5
 Richard A. D'Onofrio                                           342,319    (5)                     6.7
 Russell J. Cerqua                                              261,913    (1)                     5.1
 James B. Dale                                                   67,775    (1)                     1.4
 Reno J. Bernardo                                                40,112    (1)                     0.8
 Thomas J. Romano                                                13,500    (1)                     0.3
 Jon K. Haahr                                                    12,129    (1)                     0.2

ALL DIRECTORS AND EXECUTIVE
  OFFICERS AS A GROUP (7 PERSONS)                             1,921,888                           30.4%
                                                              =========                           ====


    (1)  Includes shares subject to options  exercisable  presently or within 60 days as follows: Mr. Holtz, 926,100  shares, Dr. Dayan, 154,050 shares,
         Mr. Cerqua,  203,458 shares,  Mr. Dale,   66,500 shares,  Mr. Bernardo,
         7,500 shares, Mr. Romano, 3,500 shares, and Haahr, 4,500 shares.

    (2) Based upon information provided in its Schedule 13G dated December 31, 2001, Wellington Management Company ("WMC"), in its capacity as investment advisor, may be deemed beneficial owner of 615,000 shares of the Company which are owned by numerous investment counseling clients.
         Of the shares shown above, WMC has shared voting power for 615,000 shares and shared investment power for 615,000 shares.
    (3)  Based upon  information  provided in his Schedule  13D  dated  November
         3, 2000, Mr. Fell owns 451,420 shares of the Company.
         Mr. Fell has sole voting and investment power for these shares.
    (4) Based upon information provided in its Schedule 13G dated December 31, 2001, Massachusetts Financial Services Company ("MFS"), in its capacity as investment manager, may be deemed beneficial owner of 400,000 shares of the Company which are also beneficially owned by MFS Series Trust II
         - MFS Emerging Growth Stock Fund, shares of which are owned by numerous investors. MFS has sole voting and investment power for the 400,000 shares.
   (5)   Based  upon  information  provided in a 13D joint filing dated  October
         15, 1999.  Includes  65,543  and 4,400 shares owned directly by Messrs.
         Torchia and D'Onofrio, respectively, and 150,000 options each owned by Messrs. Torchia and D'Onofrio which are currently exercisable. In addition, it includes 383,508 shares owned by Urban 2000 Corp. Mr.
         Torchia is the 51% stockholder of Urban 2000 Corp. and disclaims beneficial ownership of all but an aggregate of 195,589 shares owned directly, or indirectly, by Urban 2000 Corp. Mr. D'Onofrio is the 49% stockholder of Urban 2000 Corp. and disclaims beneficial ownership of all but an aggregate of 187,919 shares owned directly, or indirectly by Urban 2000 Corp.
   (6) Based upon information provided in its Schedule 13G dated January 30, 2001, Dimensional Fund Advisors, Inc. ("DFA"), in its capacity as investment advisor, may be deemed beneficial owner of 397,100 shares of the Company which are owned by numerous investment counseling clients.
         Of the shares shown above, DFA has sole voting and investment power for 397,100 shares.
   (7)   Based upon  information  provided in  their  Schedule 13D dated October
         23, 2000, Mr. and Mrs. Dayan beneficially own 388,988 shares of the Company. Of the shares shown above, Mr. and Mrs. Dayan have sole voting and investment power for 388,988 shares.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In the past, certain of the Company's directors and executive officers have, directly or indirectly, invested in joint ventures with the Company. For example, Dr. Dayan, a director of the Company, has invested approximately $1.6 million in seven joint ventures since 1988. In two joint ventures, the partners, including Dr. Dayan, have been guaranteed minimum annual distributions by the Company equal to 10% of their original capital contribution, and also have the right to convert their existing partnership interests into shares of the Company's common stock, under certain conditions. Dr. Dayan and each of the Company's directors and executive officers who have made such investments have done so on the same terms as all other investors in such joint ventures.

Dr. Dayan is also the owner and Chairman of the Board of Directors of the company that owns Pan American Bank. Pan American Bank has provided mortgage financing to the Company in the amount of $756,000 at December 31, 2001, and mortgage financing to a joint venture in which the Company is a partner, in the amount of $948,000 at December 31, 2001.

Mr. Romano is an executive officer of Bridgeview Bank & Trust, which was the bank that maintained the Company's operating line-of-credit until February 19, 2002, at which time the Company transferred the line-of-credit to another lender. The Company currently maintains several demand deposit accounts at Bridgeview Bank & Trust, however expects to transfer these accounts to the bank which is now providing the Company's line-of-credit.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.


         Financial Statements:
         ---------------------

The following consolidated financial statements are filed as part of this Report on Form 10-K for the fiscal year ended December 31, 2001.

         (a)(1)   Financial Statements:

                   Independent Auditors' Report............................. F-1

                   Consolidated Balance Sheets at December 31, 2001
                    and 2000................................................ F-3

                   Consolidated Statements of Operations for the years
                    ended December 31, 2001, 2000 and1999................... F-5

                   Consolidated Statements of Shareholders' Equity
                    for the years ended December 31, 2001, 2000 and 1999...  F-6

                   Consolidated Statements of Cash Flows for the years
                    ended December 31, 2001, 2000, and 1999................. F-7

                   Notes to Consolidated Financial Statements............... F-9

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

         (a)(3)   Exhibits:

The following exhibits were included in the Registrant's Report on Form 10-K filed on March 26, 1993, and are incorporated by reference herein:


    Exhibit No.                     Description
    -----------                     -----------


        3.1 Amended and Restated Certificate of Incorporation of Arlington Hospitality, Inc. (formerly Amerihost Properties, Inc.)
        3.2 By-laws of Arlington Hospitality, Inc. (formerly Amerihost Properties, Inc.)
        4.2                Specimen Common Stock Purchase Warrant for Employees

The following exhibits were included in the Registrant's Amendment No. 1 to Form S-2 filed on July 3, 1996, and are incorporated by reference herein:

    Exhibit No.                     Description
    -----------                     -----------

       10.4                Employment  Agreement  between Arlington Hospitality,
                           Inc. (formerly   Amerihost  Properties,  Inc.)   and
                           Michael P. Holtz


The following exhibits were included in the Registrant's Proxy Statement for Annual Meeting of Shareholders filed on July 25, 1996, and are incorporated by reference herein:

    Exhibit No.                     Description
    -----------                     -----------

       10.2                1996 Omnibus Incentive Stock Plan (Annex A)
       10.3                1996  Stock  Option  Plan  for  Nonemployee Directors
                           (Annex B)


The following exhibits were included in the Registrant's Report on Form 10-K filed March 24, 1997; and are incorporated herein by reference:

    Exhibit No.                     Description
    -----------                     -----------

       10.9 Amendment of Employment Agreement between Arlington Hospitality, Inc. (formerly Amerihost Properties, Inc.) and Michael P. Holtz


The following exhibit was included in the Registrant's Report on Form 10-K filed March 30, 1999:

Exhibit No.                         Description
-----------                         -----------

       10.5                Agreement of Purchase and Sale between PMC Commercial
                           Trust  and  Arlington   Hospitality,  Inc.  (formerly
                           Amerihost Properties, Inc.), including exhibits thereto


The following exhibit was included in the Registrant's Report on Form 10-K filed March 23, 2000:

Exhibit No.                         Description
-----------                         -----------

     10.6.1                Amendment  No.  3  of  Employment  Agreement  between
                           Arlington   Hospitality,   Inc.  (formerly  Amerihost
                           Properties, Inc.) and Michael P. Holtz

The following exhibits were included in the Registrant's Report on Form 10-Q filed November 7, 2000:

Exhibit No.                         Description
-----------                         -----------

      10.10                Asset Purchase Agreement
      10.11                Royalty Sharing Agreement
      10.12                Development Agreement

The following exhibit was included in this Report on Form 10-K filed March 19, 2001:

Exhibit No.                         Description
-----------                         -----------

    10.12.1                Amendment  No.  4  of  Employment  Agreement  between
                           Arlington   Hospitality,   Inc.  (formerly  Amerihost
                           Properties,  Inc.) and Michael P. Holtz

The following exhibits are included in this Report on Form 10-K filed March 28, 2002:

Exhibit No.                         Description
-----------                         -----------

        3.1(a)             Sixth  Certificate  of   Amendment  of  the  Restated
                           Certificate of Incorporation of Amerihost Properties, Inc.
       21.1                Subsidiaries of the Registrant
       23.1                Consent of KPMG LLP
       23.2                Consent of BDO LLP

Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended December 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    ARLINGTON HOSPITALITY, INC.

                                                    By: /s/ Michael P. Holtz
                                                        ------------------------
                                                        Michael P. Holtz
                                                        Chief Executive Officer

                                                    By: /s/ James B. Dale
                                                        ------------------------
                                                        James B. Dale
                                                        Chief Financial Officer
                  March 25, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Michael P. Holtz                            /s/ Reno J. Bernardo
--------------------------------------          --------------------------------
Michael P. Holtz, Director                      Reno J. Bernardo, Director
March 25, 2002                                  March 25, 2002


/s/ Russell J. Cerqua                           /s/ Jon K. Haahr
--------------------------------------          --------------------------------
Russell J. Cerqua, Director                     Jon K. Haahr, Director
March 25, 2002                                  March 25, 2002

/s/ Salomon J. Dayan                            /s/ Thomas Romano
--------------------------------------          --------------------------------
Salomon J. Dayan, Director                      Thomas Romano, Director
March 25, 2002                                  March 25, 2002

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Arlington Hospitality, Inc.


We have audited the accompanying consolidated balance sheets of Arlington Hospitality, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arlington Hospitality, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                                                               KPMG LLP


Chicago, Illinois
March 5, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To The Board of Directors of
Arlington Hospitality, Inc. (formerly Amerihost Properties, Inc.)


We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Arlington Hospitality, Inc. (formerly Amerihost Properties, Inc.) and subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated changes in shareholders' equity, results of operations, and cash flows of Arlington Hospitality, Inc. (formerly Amerihost Properties, Inc.) and subsidiaries for the year ended December 331, 1999 in conformity with generally accepted accounting principles.




                                                             BDO Seidman, LLP


Chicago, Illinois
March 8, 2000


                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

===================================================================================================================


                                                                            December 31,            December 31,
                                                                                2001                    2000
                                                                          ---------------         -----------------
                          ASSETS

Current assets:
    Cash and cash equivalents                                             $     4,748,156          $    1,728,869
    Accounts receivable, less an allowance of $150,000 and $100,000 at December 31, 2001 and 2000, respectively (including
       approximately $126,000 and $361,000 from related parties)                2,343,423               2,663,825
    Notes receivable, current portion (Note 2)                                    518,499                 618,485
    Prepaid expenses and other current assets                                     998,559               1,013,053
    Costs and estimated earnings in excess of billings on
       uncompleted contracts with related parties (Note 3)                      1,079,137                 375,780
                                                                          ---------------          --------------

         Total current assets                                                   9,687,774               6,400,012
                                                                          ---------------          --------------

Investments in and advances to unconsolidated
    hotel joint ventures (Notes 4 and 6)                                        5,404,744               7,031,982
                                                                          ---------------          ---------------


Property and equipment (Notes 6, 7 and 13):
    Land                                                                       12,454,360              11,226,664
    Buildings                                                                  68,095,453              60,122,758
    Furniture, fixtures and equipment                                          24,189,969              21,393,936
    Construction in progress                                                    5,973,890                 850,238
    Leasehold improvements                                                      2,899,179               2,875,379
    Assets held for sale                                                        2,187,822                    -
                                                                          ---------------          --------------
                                                                              115,800,673              96,468,975

    Less accumulated depreciation and amortization                             22,905,635              18,666,279
                                                                          ---------------          --------------
                                                                               92,895,038              77,802,696
                                                                          ---------------          --------------

Notes receivable, less current portion (Note 2)                                 1,000,000                 801,346

Deferred income taxes (Note 9)                                                  3,247,000               3,402,000

Other assets, net of accumulated amortization of
    $1,035,000 and $885,000 (Note 5)                                            2,939,900               2,704,679
                                                                          ---------------          --------------
                                                                                7,186,900               6,908,025

                                                                          $   115,174,456          $   98,142,715
                                                                          ===============          ==============








                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

==================================================================================================================



                                                                            December 31,            December 31,
                                                                                2001                    2000
                                                                          ---------------         -----------------

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $     2,467,704          $    2,313,640
    Bank line-of-credit (Note 6)                                                6,793,702               3,408,133
    Accrued payroll and related expenses                                          784,533                 775,714
    Accrued real estate and other taxes                                         1,952,875               1,937,415
    Other accrued expenses and current liabilities                                452,086                 306,146
    Current portion of long-term debt (Note 7)                                  2,110,652               1,698,538
    Income taxes payable                                                          286,670                 132,420
                                                                          ---------------          ---------------

         Total current liabilities                                             14,848,222              10,572,006
                                                                          ---------------          --------------


Long-term debt, net of current portion (Note 7)                                70,088,269              56,905,152
                                                                          ---------------          --------------

Deferred income   (Note 13)                                                    10,714,735              12,196,330
                                                                          ---------------          --------------

Commitments and contingencies (Notes 4, 8, 12 and 13)

Minority interests                                                                456,631                 203,449
                                                                          ---------------          --------------


Shareholders' equity (Notes 8 and 12):
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                                     -                      -
    Common stock, $.005 par value; authorized 25,000,000 shares;
       issued and outstanding 4,958,081 shares at December 31,
       2001, and 4,979,244 shares at December 31, 2000                             24,790                  24,896
    Additional paid-in capital                                                 13,171,151              13,125,324
    Retained earnings                                                           6,307,533               5,552,433

                                                                          ---------------          --------------
                                                                               19,503,474              18,702,653
    Less:
         Stock subscriptions receivable (Note 8)                                 (436,875)               (436,875)

                                                                               19,066,599              18,265,778

                                                                          ---------------          --------------
                                                                          $   115,174,456          $   98,142,715
                                                                          ===============          ==============

                See notes to consolidated financial statements.



                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
======================================================================================================================

                                                               2001                  2000                  1999
                                                        -----------------       ---------------      -----------------
Revenue (Note 10):
    Hotel operations:
         AmeriHost Inn hotels                             $   45,081,431         $  49,228,661         $  49,508,745
         Other hotels                                         11,301,017            12,123,035            12,587,253
    Development and construction                               1,933,882             6,982,678             6,431,995
    Hotel sales and commissions                               12,922,459                  -                     -
    Management services                                        1,066,645             1,251,107             1,315,212
    Employee leasing                                           4,678,189             5,979,363             5,992,580
    Other                                                        169,612               586,276               222,187
                                                          --------------         -------------         -------------
                                                              77,153,235            76,151,120            76,057,972
                                                          --------------         -------------         -------------
Operating costs and expenses:
    Hotel operations:
         AmeriHost Inn hotels                                 32,919,678            34,811,649            34,866,053
         Other hotels                                          9,194,835             9,858,175            10,260,074
    Development and construction                               1,479,947             6,901,617             5,398,384
    Hotel sales and commissions                                9,621,536                  -                     -
    Management services                                          716,802               806,959               809,061
    Employee leasing                                           4,564,508             5,868,189             5,747,351
    Other                                                          2,958               489,064               786,658
                                                          --------------         -------------         -------------
                                                              58,500,264            58,735,653            57,867,581

                                                          --------------         -------------         -------------
                                                              18,652,971            17,415,467            18,190,391

    Depreciation and amortization                              4,676,069             4,542,461             4,567,030
    Leasehold rents - hotels (Note 13)                         6,510,436             6,524,930             7,306,691
    Corporate general and administrative                       1,907,742             1,694,611             1,537,052

                                                          --------------         -------------         -------------
Operating income                                               5,558,724             4,653,465             4,779,618

Other income (expense):
    Interest expense                                          (5,153,590)           (5,605,550)           (6,031,759)
    Interest income                                              821,839               786,806               877,194
    Other income                                                 525,880               381,868               555,749
    Equity in net income and (losses) from
      unconsolidated joint ventures                             (925,654)             (101,872)             (160,837)
    Gain on sale of property                                     886,338             6,663,124               553,298

                                                          --------------         -------------         -------------
Income before minority interests and income taxes              1,713,537             6,777,841               573,263

Minority interests in operations of
     consolidated subsidiaries and partnerships                 (343,437)              (60,939)             (212,672)
                                                          --------------         -------------         -------------

Income before income taxes                                     1,370,100             6,716,902               360,591

    Income tax expense (Note 9)                                 (615,000)           (2,707,000)             (160,000)
                                                          --------------         -------------         -------------

Net income                                                $      755,100         $   4,009,902         $     200,591
                                                          ==============         =============         =============

Net income per share - Basic                              $         0.15         $        0.81         $        0.04

Net income per share - Diluted                            $         0.13         $        0.74         $        0.02




                 See notes to consolidated financial statements.




                                                            ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                        FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

===================================================================================================================================



                                                                                                         Stock
                                                     Common stock                                       subscrip-
                                              -----------------------    Additional                       tions         Total
                                                                           paid-in       Retained       and notes    shareholders'
                                                Shares        Amount       capital       earnings      receivable       equity
                                              ---------     ----------   ------------   ------------  ------------   -------------




BALANCE AT JANUARY 1, 1999                    6,089,550   $     30,488   $ 17,380,295   $  1,341,940  $   (436,875)  $ 18,315,808

   Acquisition of common stock (Note 8)      (1,121,002)        (5,606)    (4,330,558)          --            --       (4,336,164)
   Shares issued for compensation                   125              1            332           --            --              333
   Net income for the year ended
     December 31, 1999                             --             --             --          200,591          --          200,591

                                              ---------   ------------   ------------   ------------  ------------   ------------
BALANCE AT DECEMBER 31, 1999                  4,968,673   $     24,843   $ 13,050,069   $  1,542,531  $   (436,875)  $ 14,180,568

   Shares issued for compensation                10,571             53         75,255           --            --           75,308
   Net income for the year ended
     December 31, 2000                             --             --             --        4,009,902
                                                                                                                        4,009,902

                                              ---------   ------------   ------------   ------------  ------------   ------------
BALANCE AT DECEMBER 31, 2000                  4,979,244   $     24,896   $ 13,125,324   $  5,552,433  $   (436,875)  $ 18,265,778

   Acquisition of common stock (Note 8)         (26,100)          (131)       (84,984)          --            --          (85,115)
   Shares and options issued for
     compensation and investment                  4,937             25        130,811           --            --          130,836
   Net income for the year ended
     December 31, 2001                             --             --             --          755,100          --          755,100

                                              ---------   ------------   ------------   ------------  ------------   ------------
BALANCE AT DECEMBER 31, 2001                  4,958,081   $     24,790   $ 13,171,151   $  6,307,533  $   (436,875)  $ 19,066,599
                                              =========   ============   ============   ============  ============   ============





                 See notes to consolidated financial statements.



                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

=======================================================================================================================

                                                               2001                   2000                  1999
                                                          ----------------      ----------------       ----------------

Cash flows from operating activities:

    Cash received from customers                          $    78,329,783       $    77,110,459       $    80,716,593
    Cash paid to suppliers and employees                      (57,792,786)          (69,503,958)          (76,876,079)
    Interest received                                             870,945               883,422               729,089
    Interest paid                                              (5,194,741)           (5,679,212)           (6,076,002)
    Income taxes (paid) refunds received                         (305,750)           (1,592,704)              621,319

                                                          ---------------       ---------------       ---------------
Net cash provided by (used in) operating activities            15,907,451             1,218,007              (885,080)
                                                          ---------------       ---------------       ---------------

Cash flows from investing activities:

    Distributions, and collections on advances,
         from affiliates                                        1,183,012             2,712,840               967,465
    Purchase of property and equipment                        (25,399,733)          (10,433,566)           (2,102,832)
    Purchase of investments in, and advances
         to, minority owned affiliates                         (2,687,328)           (2,715,495)           (3,124,618)
    Acquisitions of partnership interests,
         net of cash acquired                                    (804,613)                 -                 (260,648)
    Collection on notes receivable                                201,332                91,315               138,876
    Proceeds from sale of assets and franchising rights             2,500            13,072,813            16,726,198

                                                          ---------------       ---------------       ---------------
Net cash (used in) provided by investing activities           (27,504,830)            2,727,907            12,344,441
                                                          ---------------       ---------------       ---------------

Cash flows from financing activities:

    Proceeds from issuance of long-term debt                   20,612,595             4,696,807             7,203,482
    Principal payments on long-term debt                       (9,206,128)           (6,442,369)          (20,328,540)
    Net (repayments) borrowings of line of credit               3,385,569            (4,152,081)            5,599,002
    Distributions to minority interests                           (90,255)              (85,725)             (324,985)
    Common stock repurchases                                      (85,115)                 -               (4,336,164)
    Other                                                             -                    -                      333

                                                          ---------------       ---------------       ---------------
Net cash provided by (used in) financing activities            14,616,666            (5,983,368)          (12,186,872)

                                                          ---------------       ---------------       ---------------
Net increase (decrease) in cash and cash equivalents            3,019,287            (2,037,454)             (727,511)

Cash and cash equivalents, beginning of year                    1,728,869             3,766,323             4,493,834

                                                          ---------------       ---------------       ---------------
Cash and cash equivalents, end of year                    $     4,748,156       $     1,728,869       $     3,766,323
                                                          ===============       ===============       ===============



                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

==================================================================================================================

                                                                     2001             2000               1999
                                                               -------------      -------------     --------------

Reconciliation of net income to net cash provided by (used in) operating activities:

Net income                                                     $     755,100      $   4,009,902     $      200,591

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

    Depreciation and amortization                                  4,676,069          4,542,461          4,567,030
    Equity in net (income) loss and interest income from
         unconsolidated joint ventures and amortization
         of deferred income                                        1,174,630            101,872            160,837
    Minority interests in operations of consolidated
         subsidiaries and partnerships                               343,437             60,939            212,672
    Amortization of deferred interest and loan discount                 -                  -                34,045
    Bad debt expense (recoveries)                                     50,000            192,351           (150,000)
    Issuance of common stock and common stock options                130,836             75,308                  -
    Gains on sale of assets and franchising rights                  (886,338)        (6,663,124)          (528,297)
    Deferred income taxes                                            155,000            925,000           (423,000)
    Amortization of deferred gain                                   (966,232)        (1,487,118)        (1,462,096)
    Proceeds from sale of hotels                                  11,511,336               -                  -
    Income from sale of hotels                                    (2,189,256)              -                  -


    Changes in assets and liabilities, net of effects of acquisitions:

         Decrease in accounts receivable                             255,675             95,439            156,910
         Decrease (increase) in prepaid expenses and
           other current assets                                       99,344            (41,217)          (211,565)
         Decrease in refundable income taxes                         154,250            189,296          1,204,318
         (Increase) decrease in costs and estimated
           earnings in excess of billings                           (703,357)           459,040           (184,962)
         Increase in other assets                                   (413,336)           (72,303)          (358,890)
         Increase in assets held for sale                               -                  -              (959,002)

         Increase (decrease) in accounts payable                      23,530           (309,750)        (3,035,113)
         Increase (decrease) in accrued payroll and other
           accrued expenses and current liabilities                  165,246           (905,846)           (37,645)
         Decrease in accrued interest                                (41,151)           (73,852)           (78,288)
         Increase in deferred income                               1,612,668            119,609              7,375

                                                                -------------      -------------     --------------
 Net cash provided by (used in) operating activities            $  15,907,451      $   1,218,007     $     (885,080)
                                                                =============      =============     ==============


                See notes to consolidated financial statements.


                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

================================================================================

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Organization and Business:
    --------------------------

    Arlington Hospitality, Inc. and its subsidiaries (collectively, where appropriate, "Arlington," or the "Company") was incorporated under the laws of Delaware on September 19, 1984. The Company is engaged in the development, construction and sale of AmeriHost Inn hotels, and the ownership, operation and management of both AmeriHost Inn hotels and other hotels (Note 15). The AmeriHost Inn brand is used by the Company to provide for the consistent, cost-effective development and operation of mid-price hotels in various markets. All AmeriHost Inn hotels are designed and developed using a 60 to 120 room, interior corridor and indoor pool prototype design and are located in tertiary and secondary markets.

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

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

================================================================================

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

    Fair values of financial instruments:
    -------------------------------------

    The carrying values reflected in the consolidated balance sheet at December 31, 2001 and 2000 reasonably approximate the fair values for cash and cash equivalents, accounts and contracts receivable and payable, and variable rate long-term debt. The carrying value of the note receivable approximates its fair value based upon the estimated fair value of the underlying collateral (Note 2). The Company estimates that the fair value of its fixed rate long-term debt at December 31, 2001 approximates the carrying value considering the property specific nature of the notes. In making such assessments, the Company considered the current rate at which the Company could borrow funds with similar remaining maturities and discounted cash flow analyses as appropriate.

    Investments:
    ------------

    Investments in entities in which the Company has a non-majority, non-controlling ownership interest are accounted for using the equity method, under which method the original investment is increased (decreased) for the Company's share of the joint venture's net income (loss), increased by contributions made, and reduced by distributions received.

    Property and equipment:
    -----------------------

    Property and equipment are stated at cost. Repairs and maintenance are charged to expense as incurred and renewals and betterments are capitalized. Depreciation is being provided for assets placed in service, principally by use of the straight-line method over their estimated useful lives. Leasehold improvements are being amortized by use of the straight-line method over the term of the lease. Construction period interest in the amount of $336,748, $100,275 and $121,238 was capitalized in 2001, 2000 and 1999, respectively, and is included in property and equipment.

    For each classification of property and equipment, depreciable periods are as follows:

         Building                                              31.5-39 years
         Furniture, fixtures and equipment                         5-7 years
         Leasehold improvements                                   3-28 years

    The Company sells hotel assets in the ordinary course of business as part of its hotel development strategy. However, due to the uncertainties associated with pending sales, the Company does not specifically identify hotel assets as held for sale, unless they are actively marketed and expected to sell within one year. Due to the Company's limited history in selling hotels in 1999 and 2000, the Company has classified the net gain from the sale of hotels as gain on sale of assets in the accompanying consolidated financial statements during these years.

    Other assets:
    -------------

    Deferred lease costs:

    Deferred lease costs represents the amounts paid for the acquisition of leasehold interests for certain hotels. These costs are being amortized by use of the straight-line method over the terms of the leases.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

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

    Deferred income:
    ----------------

    Deferred income includes the gain from the sale of 24 hotels in 1998 and 1999 which were simultaneously leased-back (Note 13). This gain is being recognized on a straight-line basis over the 15-year term of the lease, as amended, as an adjustment to leasehold rent expense.

    Deferred income includes incentive fees received in connection with the sale of AmeriHost Inn hotels. These fees are recognized on a straight-line basis over a 76-month period in which the unamortized portion of the fees may be considered refundable under certain conditions.

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

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

================================================================================

    1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

    The calculation of basic and diluted earnings per share for each of the three years ended December 31 is as follows:


                                                                     2001             2000               1999
                                                               -------------      -------------     --------------

         Net income                                            $     755,100      $   4,009,902     $      200,591

         Impact of convertible partnership interests                 (78,178)          (117,028)           (88,117)
                                                               -------------      -------------     --------------
         Net income available to common
             shareholders - diluted                            $     676,922      $   3,892,874     $      112,474
                                                               =============      =============     ==============

         Weighted average common shares
            outstanding                                            4,974,821          4,976,236          5,566,957
         Dilutive effect of:
            Convertible partnership interests                        168,100            249,350            249,350
            Stock options                                             38,650             46,266             40,373

                                                               -------------      -------------     --------------
         Dilutive common shares outstanding                        5,181,571          5,271,852          5,856,680
                                                               =============      =============     ==============

         Net income per share - Basic                          $        0.15      $        0.81     $         0.04
                                                               =============      =============     ==============

         Net income per share - Diluted                        $        0.13      $        0.74     $         0.02
                                                               =============      =============     ==============

    Advertising:
    ------------

    The costs of advertising, promotion and marketing programs are charged to operations in the year incurred. These costs were approximately $1,389,000, $1,418,000 and $1,514,000 for the years ended December 31, 2001, 2000 and
    1999.

    Use of Estimates:
    -----------------

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and reported amounts of revenue and expenses during the reported periods. Actual results may differ from those estimates.

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

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

================================================================================

    2.   NOTES RECEIVABLE:

         Notes receivable consists of:                    2001            2000
                                                     -----------     -----------

         Diversified Innkeepers, Inc.                $ 1,093,499     $ 1,069,831
         Other notes                                     425,000         350,000
                                                     -----------     -----------
                                                       1,518,499       1,419,831

            Less current portion                         518,499         618,485
                                                     -----------     -----------
         Notes receivable, less current portion      $ 1,000,000     $   801,346
                                                     ===========     ===========

    In connection with the purchase of management contracts from Diversified Innkeepers, Inc. ("Diversified") in a prior year, the Company accepted notes to provide financing to the shareholders of Diversified, collateralized by 125,000 shares of the Company's common stock, a limited partnership interest in a hotel, a second mortgage on another hotel property, and personal guarantees by the shareholders. The notes provide for monthly payments of $16,250, including interest at the rate of 10% per annum, and were due September 30, 2000. The Company currently has an agreement with the shareholders of Diversified whereby the current portion of this note will be repaid in 2002 upon the sale of a hotel owned by the shareholders of Diversified, with the remaining balance to be converted to an investment in another hotel owned by the shareholders of Diversified. The Company will have a preferred position with respect to the new partnership interest. Management believes that the entire balance is collectible.

    3.   COSTS AND  ESTIMATED EARNINGS  IN  EXCESS OF  BILLINGS  ON  UNCOMPLETED
         CONTRACTS:

    Information regarding contracts-in-progress is as follows at December 31, 2001 and 2000:

                                                              2001       2000
                                                          -----------  ---------

           Costs incurred on uncompleted contracts        $   512,270  $ 206,108

           Estimated earnings                                 852,872    169,672
                                                          -----------  ---------
                                                            1,365,142    375,780

           Less billings to date                              286,005       -
                                                          -----------  ---------

           Costs and estimated earnings in excess of
              billings on uncompleted contracts           $ 1,079,137  $ 375,780
                                                          ===========  =========

    4.   INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED HOTEL JOINT VENTURES:

    The Company has non-controlling ownership interests, ranging from 1% to 37.2%, in general partnerships, limited partnerships and limited liability companies formed for the purpose of owning and operating hotels. These investments are accounted for using the equity method. The Company had investments in 15 hotels at December 31, 2001, with a total balance of ($1,621,631), and 17 hotels at December 31, 2000 with a total balance of ($1,462,234). The Company is secondarily liable for the obligations and liabilities of the limited partnerships in which it holds a general partnership interest.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

================================================================================

    4. INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED HOTEL JOINT VENTURES (CONTINUED):

    The Company advances funds to hotels in which the Company has a minority ownership interest for working capital and construction purposes. The advances bear interest ranging from the prime rate to 10% per annum and are due on demand. The Company expects the partnerships to repay these advances through cash flow generated from hotel operations and mortgage financing. The advances were $7,026,375 and $8,494,216 at December 31, 2001 and 2000,
    respectively, and are included in investments in and advances to unconsolidated hotel joint ventures on the accompanying consolidated balance sheets.

    Effective January 1, 2001, the Company acquired the remaining ownership interest in one hotel joint venture, resulting in this hotel being 100% owned by the Company subsequent to the acquisition date. In addition, the Company began consolidating a minority-owned joint venture as of September 1, 2001, when the Company guaranteed certain underlying debt and assumed control of the joint venture, in connection with a mortgage refinancing. The following is a summary of the acquisition and consolidation:

         Property and equipment                          $   3,038,557
         Other assets                                          131,478
         Long-term debt                                     (2,188,764)
         Other liabilities                                    (176,658)
                                                         -------------
            Cash paid                                    $     804,613
                                                         =============

    The following represents condensed financial information for all of the Company's investments in affiliated companies accounted for under the equity method at December 31, 2001, 2000 and 1999.


                                                   2001           2000            1999
                                              -------------   -------------   -------------

           Current assets                     $     581,390   $     787,037   $   1,211,864
           Noncurrent assets                     29,215,768      32,703,002      35,420,633
           Current liabilities                    6,049,363       4,550,271       5,240,776
           Long-term debt                        26,095,565      31,282,189      31,494,212
           Equity (deficit)                      (2,347,770)     (2,342,421)       (102,491)

           Gross revenue                         12,173,902      14,253,813      15,210,884
           Gross operating profit                 3,716,282       3,944,469       4,853,626
           Depreciation and amortization          1,824,408       2,201,762       2,422,002
           Net loss                             (1,680,699)      (100,027)      (1,586,557)


    The Company has provided approximately $15.6 million in guarantees as of December 31, 2001 on mortgage loan obligations for eleven joint ventures in which the Company holds a minority equity interest, which expire at various dates through March 2021. Other partners have also guaranteed portions of the same obligations. The partners of one of the partnerships have entered into a cross indemnity agreement whereby each partner has agreed to indemnify the others for any payments made by any partner in relation to the guarantee in excess of their ownership interest.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

================================================================================

    5.   OTHER ASSETS:

    Other assets, net of accumulated amortization, at December 31, 2001 and 2000 are comprised of the following:


                                                                    2001               2000
                                                                -------------     --------------
               Deposits, franchise fees and other assets        $   1,693,912     $    1,406,444
               Deferred loan costs                                  1,067,816          1,072,616
               Deferred lease costs                                   178,172            225,619
                                                                -------------     --------------
                       Total                                    $   2,939,900     $    2,704,679
                                                                =============     ==============

    6.   BANK LINE-OF-CREDIT:

    The Company had a $7,500,000 bank operating line-of-credit, of which $6,793,702 and $3,408,133 was outstanding at December 31, 2001 and 2000, respectively. The operating line-of-credit was collateralized by a security interest in certain of the Company's assets, including its interests in various joint ventures, bore interest at an annual rate equal to the bank's base lending rate (5.0% at December 31, 2001) plus one-half of one percent, and matured February 28, 2002. The line-of-credit note contained financial covenants, requiring a minimum net worth, a maximum debt to net worth ratio, and a minimum debt service coverage ratio. The Company was in compliance with these covenants as of December 31, 2001. Prior to its expiration in February 2002, the Company replaced its line-of-credit with another lender. The new operating line-of-credit has a limit of $8.5 million, is collateralized by substantially all the assets of the Company, subject to first mortgages from other lenders on hotel assets, bears interest at a rate based on either the prime rate or LIBOR as chosen quarterly by the Company, plus a spread adjusted quarterly based on the Company's leverage ratio, ranging from zero to 0.5% (if Prime based) or 3.0% (if LIBOR based), and matures February 19, 2003. The new line-of-credit agreement also provides for the maintenance of certain financial covenants, including minimum tangible net worth, a maximum leverage ratio, and a minimum debt service coverage ratio.

    7.   LONG-TERM DEBT:



         Long-term debt consists of:                                      2001               2000
                                                                      -------------     ---------------

         Mortgage notes maturing 2002 through 2021, with a
              weighted average interest rate of 6.57%                $  72,177,428     $   58,581,769

         Other                                                               21,493             21,921
                                                                      -------------     --------------

                                                                         72,198,921         58,603,690

         Less current portion                                             2,110,652          1,698,538
                                                                      -------------     --------------
                                                                      $  70,088,269     $   56,905,152
                                                                      =============     ==============

    The mortgage notes are collateralized by certain hotel properties and the Company's office building. The notes provide for monthly payments of principal and interest, with interest on the fixed rate notes ranging from 7.25% to 9.25% (weighted average interest rate of 7.41% at December 31, 2001), and interest on the floating rate notes ranging from LIBOR plus 2.25% to prime plus 1.0% (weighted average interest rate of 5.33% at December 31, 2001).

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

================================================================================

    7.   LONG-TERM DEBT (CONTINUED):

    In February 2001, the Company secured a $20 million new construction loan facility with a lender who also holds the mortgage on two existing hotels owned by the Company. This facility provides for both construction financing as well as long-term permanent mortgage financing as the projects open. The Company has until March 31, 2002 to utilize this loan facility, subject to lender's approval of each project. The lender has indicated that this facility will be extended for a one-year period. As of December 31, 2001 approximately $5.7 million has been utilized, and is included in long-term debt in the accompanying financial statements.

    Certain  of the  hotel  mortgage  notes,  as  well  as the  office  building mortgage, provide for financial covenants, principally minimum net worth requirements, debt to equity ratios, and minimum debt service coverage ratios. At December 31, 2001, the Company was not in compliance with the minimum debt service coverage ratio contained in one mortgage loan aggregating approximately $1.6 million, however the Company has obtained a waiver with respect to the violation. In addition, one joint venture where the Company has guaranteed the mortgage debt was not in compliance with the minimum debt service coverage ratio covenant contained in the mortgage loan. The joint venture has obtained a waiver from the lender regarding this violation.

    The aggregate maturities of long-term debt are approximately as follows:

                    Year Ending December 31,               Amount
                    ------------------------          ---------------
                              2002                     $  2,110,652
                              2003                       14,808,979
                              2004                        7,562,016
                              2005                        1,851,855
                              2006                        4,947,081
                           Thereafter                    40,918,338
                                                       ------------
                                                       $ 72,198,921
                                                       ============

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

    Non-employee stock options and warrants:
    ----------------------------------------

    The Company has issued options to acquire shares of the Company's common stock to certain of its partners in various hotel joint ventures referred to in Note 4. At December 31, 2001, options to purchase 125,000 shares of common stock are outstanding with an exercise price of $3.794 per share and are exercisable through October 2005. The Company has accounted for these options in accordance with FASB Statement No. 123. In connection with this issuance, the Company cancelled previously issued options to purchase 60,000 shares of common stock.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

================================================================================

    8.   SHAREHOLDERS' EQUITY (CONTINUED):

    Limited partnership conversion rights:
    --------------------------------------

    The Company is a general partner in two partnerships where the limited partners, including a Director of the Company, have the right at certain times and under certain conditions to convert their limited partnership interests into 168,100 shares of the Company's common stock. These conversion rights will expire in 2002 as the Company acquires these limited partner interests (Note 13).

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

    9.   TAXES ON INCOME:

    The provision for income taxes in the consolidated statements of operations is as follows:


                                                                     2001             2000               1999
                                                               --------------     -------------     ---------------

               Current                                         $      460,000     $   1,782,000     $      583,000

               Deferred                                               155,000           925,000           (423,000)

               Income tax expense                              $      615,000     $   2,707,000     $      160,000
                                                               ==============     =============     ==============


    The following reconciles income tax expense for 2001 at the federal statutory tax rate with the effective rate:


                                                                     2001             2000                1999
                                                               --------------     -------------     ---------------
               Income taxes at the
                 federal statutory rate                                 34.0%             34.0%              34.0%

               State taxes, net of federal tax benefit                  10.9%              6.3%              10.4%
                                                               -------------      -------------     --------------


               Effective tax rate                                       44.9%             40.3%              44.4%
                                                               =============      =============     ==============


                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

================================================================================

9.       TAXES ON INCOME (CONTINUED):

    Temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes that give rise to a net deferred income tax asset relate to the following:


                                                                                      2001               2000
                                                                                  -------------     ---------------
               Deferred income recognized for tax purposes
                   and deferred for financial reporting purposes                $     1,402,000          $ 420,000

               Gain on sale/leaseback transaction recognized
                   for tax purposes and deferred for financial
                   reporting purposes                                                 3,612,000          4,581,000


               Start-up costs capitalized for tax purposes and
                   expensed for financial reporting purposes                            104,000            192,000

               Differences in the basis of  investments,  property and equipment
                   from  partner   acquisitions   and  due  to  majority   owned
                   partnerships consolidated for
                   financial reporting purposes but not for tax purposes                841,000           (612,000)
                                                                                  -------------     --------------
                                                                                      5,959,000          4,581,000

               Cumulative depreciation differences                                   (2,712,000)        (1,179,000)


                                                                                  -------------     --------------
               Net deferred income tax asset                                      $   3,247,000     $    3,402,000
                                                                                  =============     ==============


    A valuation allowance has not been recorded to reduce the deferred tax assets, as the Company expects to realize all components of the deferred tax asset in future periods.

    10.  RELATED PARTY TRANSACTIONS:

    The following table summarizes related party revenue recorded in 2001, 2000, and 1999 from various unconsolidated partnerships in which the Company has an ownership interest:


                                                                     2001             2000                1999
                                                               --------------     -------------     ---------------
               Development revenue                             $      652,815     $   6,982,678     $    1,173,054
               Hotel management revenue                               709,631         1,025,632          1,005,201
               Employee leasing revenue                             2,830,719         4,275,476          4,001,188
               Other                                                     -              586,276             41,313
               Interest income                                        530,035           516,511            601,477


    The Company eliminates its proportionate ownership interest in these revenues in consolidation.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

================================================================================


    11.  BUSINESS SEGMENTS:

    The Company's business is primarily involved in five segments: (1) hotel operations, consisting of the operations of all hotels in which the Company has a 100% or majority ownership or leasehold interest, (2) hotel development, consisting of development, construction and renovation of hotels for unconsolidated joint ventures and unrelated third parties, (3) hotel sales and commissions, resulting from the sale of AmeriHost Inn hotels, (4) hotel management, consisting of hotel management activities, and
    (5) employee leasing, consisting of the leasing of employees to various hotels.

    Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, operating income, identifiable assets, capital expenditures and depreciation and amortization for each business segment, which is the information utilized by the Company's decision makers in managing the business:


         Revenues                                                    2001             2000                1999
         --------                                              --------------     -------------     --------------

               Hotel operations                                $   56,382,448     $  61,351,696     $   62,095,998
               Hotel development and construction                   1,933,882         6,982,678          6,431,995
               Hotel sales and commissions                         12,922,459              -                  -
               Hotel management                                     1,066,645         1,251,107          1,315,212
               Employee leasing                                     4,678,189         5,979,363          5,992,580
               Other                                                  169,612           586,276            222,187
                                                               --------------     -------------     ---------------
                                                               $   77,153,235     $  76,151,120     $   76,057,972
                                                               ==============     =============     ==============

         Operating costs and expenses
         ----------------------------

               Hotel operations                                $   42,114,513     $  44,669,824     $   45,126,127
               Hotel development and construction                   1,479,947         6,901,617          5,398,384
               Hotel sales and commissions                          9,621,536              -                  -
               Hotel management                                       716,802           806,959            809,061
               Employee leasing                                     4,564,508         5,868,189          5,747,351
               Other                                                    2,958           489,064            786,658
                                                               --------------     -------------     ---------------
                                                               $   58,500,264     $  58,735,653     $   57,867,581
                                                               ==============     =============     ==============

         Operating income
         ----------------

               Hotel operations                                $    3,229,462     $   5,737,820     $    5,249,019
               Hotel development and construction                     445,952            62,871          1,009,720
               Hotel sales and commissions                          3,300,922              -                  -
               Hotel management                                       295,356           399,771            448,710
               Employee leasing                                       110,642           108,812            242,309
               Other                                                  130,831            92,812           (566,857)
               Corporate                                           (1,954,441)       (1,748,621)        (1,603,283)
                                                               --------------     -------------     --------------
                                                               $    5,558,724     $   4,653,465     $    4,779,618
                                                               ==============     =============     ==============




                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

================================================================================



    11.  BUSINESS SEGMENTS (CONTINUED):

         Identifiable assets                                         2001             2000                1999
         --------------------                                  --------------     -------------     --------------

               Hotel operations                                $   99,086,728     $  92,406,355     $   94,606,864
               Hotel development and construction                   1,467,116           660,620          1,272,184
               Hotel sales and commissions                               -                 -                  -
               Hotel management                                       119,236           (42,842)           674,489
               Employee leasing                                        70,584           329,833            494,806
               Other (primarily the office building in 2001)        6,553,474              -               164,485
               Corporate                                            7,877,318         4,788,749          5,895,339
                                                               --------------     -------------     --------------
                                                               $  115,174,456     $  98,142,715     $  103,108,167
                                                               ==============     =============     ==============

         Capital Expenditures
         --------------------

               Hotel operations                                $   18,874,420     $  10,253,713     $    1,920,734
               Hotel development and construction                       5,975             7,942              2,091
               Hotel sales and commissions                               -                 -                  -
               Hotel management                                        52,173            34,161             69,697
               Employee leasing                                          -                5,831               -
               Other (primarily the office building in 2001)        6,411,585            17,422             29,335
               Corporate                                               55,580           114,497             80,975
                                                               --------------     -------------     --------------
                                                               $   25,399,733     $  10,433,566     $    2,102,832
                                                               ==============     =============     ==============

         Depreciation/Amortization
         -------------------------

               Hotel operations                                $    4,528,036     $   4,419,121     $    4,414,161
               Hotel development and construction                       7,983            18,189             23,891
               Hotel sales and commissions                               -                 -                  -
               Hotel management                                        54,487            44,377             57,441
               Employee leasing                                         3,039             2,362              2,921
               Other                                                   35,822             4,400              2,387
               Corporate                                               46,702            54,012             66,229
                                                               --------------     -------------     --------------
                                                               $    4,676,069     $   4,542,461     $    4,567,030
                                                               ==============     =============     ==============


    12.  STOCK BASED COMPENSATION:

    The Company applies  APB No. 25, Accounting  for Stock Issued  to Employees,
    and   related   interpretations,   in  accounting  for  options  granted  to
    employees.

    The Company established qualified incentive stock option plans for employees and directors. Under the plan for employees, on an annual basis, options for up to 3% of its common stock, as defined, can be granted. Under the plan for directors, a total of 50,000 options can be granted. The exercise price per share may not be less than the fair market value per share on the date the options are granted. Generally, options vest over a period of up to two years and are exercisable for a period of ten years from the date of grant. At December 31, 2001, options to purchase 830,100 shares of common stock are outstanding under the plans.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

================================================================================


    12. STOCK BASED COMPENSATION (CONTINUED):

    The Company has granted to various key employees and directors, non-qualified options to purchase shares of common stock with exercise prices ranging from $3.25 to $6.50 per share. The exercise price is the market price on the date of grant. At December 31, 2001, options to purchase 1,054,333 shares of common stock are outstanding. These options are currently exercisable and expire through May 2011.

    In 1997, the Company granted to two officers, options to purchase 65,625 shares of common stock with an exercise price of $1.53 per share. These options are currently exercisable and expire in February 2007.

    The following table summarizes the employee stock options granted, exercised and outstanding:

                                                                                     Weighted Average
                                                                   Shares               Exercise Price
                                                                 ------------        --------------------
         Options outstanding January 1, 1999                        1,605,558                    4.71
               Forfeitures                                           (156,500)                   5.30
               Options granted                                        157,000                    3.44
                                                                  -----------           -------------
         Options outstanding December 31, 1999                      1,606,058                    4.52
               Forfeitures                                            (80,000)                   3.57
               Options granted                                        238,500                    3.23
                                                                  -----------           -------------
         Options outstanding December 31, 2000                      1,764,558                    4.39
               Forfeitures                                            (16,000)                   3.23
               Options granted                                        201,500                    3.34
                                                                  -----------           -------------
         Options outstanding December 31, 2001                      1,950,058           $        4.29
                                                                  ===========           =============
         Options exercisable December 31, 2001                      1,781,891           $        4.37
                                                                  ===========           =============


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


                                                                     2001             2000               1999
                                                               --------------     -------------     --------------
               Grant-date fair value per share:
                    Options issued at market                   $         2.04     $        1.67     $         1.47
               Weighted average exercise prices:
                    Options issued at market                   $         3.34     $        3.38     $         3.47

               Significant assumptions (weighted-average):
                    Risk-free interest rate at grant date               5.19%             6.50%              5.17%
                    Expected stock price volatility                      0.53              0.30               0.40
                    Expected dividend payout                              n/a               n/a                n/a
                    Expected option life (years) (a)                     7.91              8.28               6.00

               Net income (loss):
                    As reported                                $      755,100     $   4,009,902     $      200,591
                    Pro forma                                  $      558,068     $   3,757,451     $     (30,927)

               Net income (loss) per share - Basic:
                    As reported                                $         0.15     $        0.81     $         0.04
                    Pro forma                                  $         0.11     $        0.76     $       (0.01)
               Net income (loss) per share - Diluted:
                    As reported                                $         0.13     $        0.74     $         0.02
                    Pro forma                                  $         0.09     $        0.69     $       (0.02)


                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

================================================================================

    (a) The expected option life considers historical option exercise patterns and future changes to those exercise patterns anticipated at the date of grant.

    The following table summarizes information about employee stock options outstanding at December 31, 2001:


                                           Options Outstanding                         Options Exercisable
                          --------------------------------------------------     ----------------------------------
                                               Weighted
                                                Average          Weighted                              Weighted
       Range of              Number            Remaining          Average          Number               Average
    Exercise Prices        Outstanding     Contractual Life   Exercise Price     Exercisable        Exercise Price
    ---------------        -----------     ----------------   --------------     -----------        --------------

      $ 1.53 to 4.38        1,330,625           5.66  Years        $3.43         1,162,458              $3.43
      $ 5.75 to 7.81          619,433           5.71                6.15           619,433               6.15
      --------------       ----------          -----               -----         ---------              ------
      $ 1.53 to 7.81        1,950,058           5.68               $4.29         1,781,891              $4.37
      ==============        =========          =====               =====         =========              =======


    13.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

    Sale/leaseback of hotels:
    -------------------------

    On June 30, 1998, the Company completed the sale of 26 AmeriHost Inn hotels to a Real Estate Investment Trust ("REIT") for $62.2 million. The Company completed the sale of four additional AmeriHost Inn hotels to the same REIT in March 1999. Upon the respective sales to the REIT, the Company entered into agreements to lease back the hotels for an initial term of ten years, with two five year renewal options. The lease payments are fixed at 10% of the sale price for the first three years. Thereafter, the lease payments are subject to a CPI increase with a 2% annual maximum. In January 2001, the Company amended the master lease with the REIT to provide for the purchase of eight unidentified hotels from the lessor under specified terms, and to extend the initial lease term by five years. The amendment provides for four increases in rent payments of 0.25% each, if these hotels are not sold to a third party or purchased by the Company by the dates specified. As of December 31, 2001, the Company is obligated under the terms of the amendment to either facilitate the sale, or purchase from the REIT, one hotel prior to June 2, 2002, or the 0.25% rent increase becomes effective.

    In 2000, one hotel owned by the REIT was sold, and in 2001, four hotels owned by the REIT were sold. Accordingly, the leases with the REIT for these hotels were terminated, and the remaining unamortized gain of approximately $1.0 million and $402,000 was recognized in 2001 and 2000, respectively, as a gain on sale of property in the accompanying consolidated financial statements. In addition, the Company acquired one hotel owned by the REIT in 2001, in accordance with the terms of the amendment.

    Hotel leases:
    -------------

    Including the hotels leased from the REIT, the Company leases 27 hotels as of December 31, 2001, the operations of which are included in the Company's consolidated financial statements. All of these leases are triple net and provide for monthly base rent payments ranging from $14,000 to $27,000. The Company subleases one of these hotels from a partnership in which the Company owns an equity interest of 16.33%. This lease also provides for additional rent payments of approximately 74,000 per annum, plus percentage rents computed on room revenues in excess of stipulated amounts. The leases expire through March 2014.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

================================================================================

    13.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED):

    The three leases, other than the REIT leases, each provide for an option to purchase the hotel. The purchase prices are based upon a fixed amount approximating the fair value at the lease commencement, subject to increases in the CPI index. At December 31, 2001, the aggregate purchase price for these leased hotels was approximately $11,500,000. The Company intends to obtain a mortgage financing commitment and exercise the purchase option for one hotel in the amount of $4.5 million prior to April 30, 2002.

    Total rent expense for all operating leases was approximately $6,747,000, $6,892,000, and $7,542,000 in 2001, 2000, and 1999, respectively, including approximately  $278,000,  $686,000  and  $811,000 in 2001,  2000,  and 1999,
    respectively, to entities in which the Company has a minority ownership interest. Minimum future rent payments under all operating leases are as follows:

                     Year Ending December 31,               Amount
                     ------------------------          ----------------
                               2002                     $  6,383,000
                               2003                        6,409,000
                               2004                        6,359,000
                               2005                        6,517,000
                               2006                        6,642,000
                            Thereafter                    47,187,000
                                                        ------------
                                                        $ 79,497,000

    Limited partnership guaranteed distributions:
    ---------------------------------------------

    The Company is a general partner in two partnerships where the Company has guaranteed minimum annual distributions to the limited partners, including a Director of the Company, in the amount of 10% of their original capital contributions. On September 18, 2000, the Company finalized the terms of an agreement to purchase the remaining ownership interests from its partners in these joint ventures for a total of approximately $1.7 million. The two acquisitions must be completed on or before December 31, 2002. A third joint venture was previously acquired in January 2001 under the terms of this agreement.

    Construction in progress:
    -------------------------

    As of December 31, 2001, the Company had entered into non-cancelable sub-contracts for approximately $5.9 million in connection with the construction of six hotels, representing a portion of the total estimated construction costs for these hotels. These commitments will be funded through construction and long-term mortgage financing currently in place.

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

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

================================================================================

    13. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED):

    Legal matters:
    --------------

    The Company and certain of its subsidiaries are defendants in various litigation matters arising in the ordinary course of business. In the opinion of management, the ultimate resolution of all such litigation matters is not likely to have a material effect on the Company's financial condition, results of operation or liquidity. The Company currently has a remaining receivable of approximately $113,000 in connection with the construction of a hotel. The Company has received a favorable court ruling with regard to this case and has previously received the majority of its claim. The Company believes the remaining funds will be collected in full.

    14.  SUPPLEMENTAL CASH FLOW DATA:

    The following represents the supplemental schedule of noncash investing and financing activities for the years ended December 31 (Note 4):


                                                                     2001              2000              1999
                                                               -------------      -------------     --------------

         Sale of assets and franchising rights:
               Cost basis of assets sold                                          $   8,200,961
               Accumulated depreciation at sale                                      (1,172,929)
               Deferred assets                                                           83,747
               Deferred income                                                         (402,090)
               Notes received, less $50,000 allowance                                  (300,000)
               Gain on sale                                                           6,663,124
                                                                                  -------------
               Net cash proceeds                                                  $  13,072,813
                                                                                  =============

         Liabilities assumed in connection with
           acquisition and consolidation of hotel
           partnership interests                               $   2,365,422                        $    1,655,422
                                                               =============                        ==============

         Assets classified as held for sale                    $   2,187,822
                                                               =============


    15.  SALE OF AMERIHOST INN BRAND NAMES AND FRANCHISING RIGHTS:

    Effective September 30, 2000, the Company completed the sale of the AmeriHost Inn and AmeriHost Inn & Suites brand names and franchising rights to Cendant Corporation ("Cendant"). The Company simultaneously entered into franchise agreements with Cendant for its AmeriHost Inn hotels. The Company received an initial payment of approximately $5.5 million upon closing and recorded a gain from this payment, net of closing costs of approximately $5.2 million. The agreement with Cendant also provides for additional incentives to the Company as the AmeriHost Inn and AmeriHost Inn & Suites brand names are expanded. In conjunction with this transaction, the Company began doing business as Arlington Hospitality, Inc. and legally changed the name at the 2001 shareholder meeting.

    16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

    Selected quarterly financial data (in thousands, except per share amounts) for 2001 and 2000 is summarized below. The sum of the quarterly earnings
    (loss) per share amounts may not equal the annual earnings per share amounts due primarily to changes in the number of common shares and common share equivalents outstanding from quarter to quarter.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

================================================================================


                                                              Three Months Ended
                                            ------------------------------------------------------    Year Ended
                                                3/31          6/30          9/30            12/31        12/31
                                            ----------     ----------     ---------     ----------   -----------

         2001:
           Total revenue                    $  19,461      $   16,963     $  22,556     $  18,174    $   77,153
           Operating income (loss)                (32)          1,379         3,746           454         5,547
           Gains on sale of assets                315             275           296           -             886
           Net income (loss)                     (620)            153         1,857          (635)          755
           Net income (loss) per share:
             Basic                          $   (0.12)     $    0.03      $    0.37     $   (0.13)   $     0.15
             Diluted                        $   (0.13)     $    0.03      $    0.35     $   (0.13)   $     0.13

         2000:
           Total revenue                    $  15,867      $   21,805     $  23,868     $  14,612    $   76,151
           Operating income (loss)               (651)          2,511         3,534          (741)        4,653
           Gains on sale of assets and
             franchising rights                   172             840         5,507           144         6,663
           Net income (loss)                     (904)          1,206         4,642          (934)        4,010
           Net income (loss) per share:
             Basic                          $   (0.18)     $    0.24      $    0.93     $   (0.19)   $     0.81
             Diluted                        $   (0.18)     $    0.23      $    0.87     $   (0.19)   $     0.74

