Form 10-Q
period 2002-03-31
ARLINGTON HOSPITALITY INC
filed 2002-05-13
CIK 778423

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


            [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended         MARCH 31, 2002
                                                  ---------------------------

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

As of May 10, 2002, 4,958,061 shares of the Registrant's Common Stock were outstanding.


================================================================================

                           ARLINGTON HOSPITALITY, INC.

                                    FORM 10-Q

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002



                                      INDEX



                       PART I: Financial Information                        Page
                       -----------------------------                        ----

Item 1 - Financial Statements

    Consolidated Balance Sheets as of March 31, 2002
       and December 31, 2001                                                  4

    Consolidated Statements of Operations for the Three Months
       Ended March 31, 2002 and 2001                                          6

    Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 2002 and 2001                                          7

    Notes to Consolidated Financial Statements                                9

Item 2 - Management's Discussion and Analysis                                14

Item 3 - Quantitative and Qualitative Disclosures About Market Risk          21


                            PART II: Other Information
                            --------------------------

Item 6 - Exhibits and Reports on Form 8-K                                    22

Signatures                                                                   22

                          Part I: Financial Information

                          Item 1: Financial Statements



                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


===================================================================================================================

                                                                              March 31,              December 31,
                                                                                2002                     2001
                                                                          ---------------         -----------------
                          ASSETS

Current assets:
    Cash and cash equivalents                                             $     3,019,985          $    4,748,156
    Accounts receivable, less an allowance of $150,000 at
       March 31, 2002 and December 31, 2001 (including
       approximately $200,000 and
       $126,000 from related parties)                                           2,017,248               2,343,423
    Notes receivable, current portion                                             518,499                 518,499
    Prepaid expenses and other current assets                                     549,406                 998,559
    Refundable income taxes                                                       535,329                    -
    Costs and estimated earnings in excess of billings on
       uncompleted contracts with related parties                               1,332,454               1,079,137
                                                                          ---------------          --------------

         Total current assets                                                   7,972,921               9,687,774
                                                                          ---------------          --------------

Investments in and advances to unconsolidated
         hotel joint ventures                                                   6,301,007               5,404,744
                                                                          ---------------          --------------

Property and equipment:
    Land                                                                       12,454,360              12,454,360
    Buildings                                                                  74,017,576              68,095,453
    Furniture, fixtures and equipment                                          25,307,954              24,189,969
    Construction in progress                                                    1,247,684               5,973,890
    Leasehold improvements                                                      2,929,764               2,899,179
    Assets held for sale                                                             -                  2,187,822
                                                                          ---------------          --------------
                                                                              115,957,338             115,800,673

    Less accumulated depreciation and amortization                             24,002,846              22,905,635
                                                                          ---------------          --------------
                                                                               91,954,492              92,895,038
                                                                          ---------------          --------------

Notes receivable, less current portion                                            993,279               1,000,000

Deferred income taxes                                                           3,049,000               3,247,000

Other assets, net of accumulated amortization of
    $1,034,000 and $1,035,000                                                   2,819,387               2,939,900
                                                                          ---------------          --------------
                                                                                6,861,666               7,186,900

                                                                          ---------------          --------------
                                                                          $   113,090,086          $  115,174,456
                                                                          ===============          ==============


                                   (continued)




                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

===================================================================================================================

                                                                              March 31,              December 31,
                                                                                2002                     2001
                                                                          ---------------         ----------------

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $     2,666,941          $    2,467,704
    Bank line-of-credit                                                         6,456,287               6,793,702
    Accrued payroll and related expenses                                          881,974                 784,533
    Accrued real estate and other taxes                                         2,189,673               1,952,875
    Other accrued expenses and current liabilities                                334,577                 452,086
    Current portion of long-term debt                                           2,066,688               2,110,652
    Income taxes payable                                                             -                    286,670
                                                                          ---------------          --------------

         Total current liabilities                                             14,596,140              14,848,222
                                                                          ---------------          --------------


Long-term debt, net of current portion                                         69,508,185              70,088,269
                                                                          ---------------          --------------

Deferred income (Note 11)                                                      10,346,305              10,714,735
                                                                          ---------------          --------------

Commitments and contingencies

Minority interests                                                                330,609                 456,631
                                                                          ---------------          --------------


Shareholders' equity:
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                                     -                       -
    Common stock, $.005 par value; authorized 25,000,000 shares;
       issued and outstanding 4,958,081 shares at March 31, 2002
       and  December 31, 2001                                                      24,790                  24,790
    Additional paid-in capital                                                 13,171,151              13,171,151
    Retained earnings                                                           5,549,781               6,307,533

                                                                          ---------------          --------------
                                                                               18,745,722              19,503,474
    Less:
         Stock subscriptions receivable                                          (436,875)               (436,875)

                                                                          ---------------          --------------
                                                                               18,308,847              19,066,599

                                                                          $   113,090,086          $  115,174,456
                                                                          ===============          ==============


                 See notes to consolidated financial statements.



                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

==================================================================================================================
                                                                                2002                    2001
                                                                          ---------------         ----------------
Revenue:
     Hotel operations:
         AmeriHost Inn hotels                                             $     9,159,927          $    9,866,663
         Other hotels                                                           2,256,553               2,174,338
     Development and construction                                               2,065,283                  65,157
     Hotel sales and commissions                                                3,207,897               5,764,695
     Management services                                                          233,937                 229,808
     Employee leasing                                                             852,361               1,359,882
     Other                                                                        161,670                    -
                                                                          ---------------          --------------
                                                                               17,937,628              19,460,543
                                                                          ---------------          --------------
Operating costs and expenses:
     Hotel operations:
         AmeriHost Inn hotels                                                   7,579,449               8,185,024
         Other hotels                                                           2,595,179               2,175,315
     Development and construction                                               1,997,567                 376,168
     Hotel sales and commissions                                                2,030,948               3,717,468
     Management services                                                          154,530                 192,457
     Employee leasing                                                             820,637               1,354,914
     Other                                                                         16,823                    -
                                                                          ---------------          --------------
                                                                               15,195,133              16,001,346

                                                                          ---------------          --------------
                                                                                2,742,495               3,459,197

     Depreciation and amortization                                              1,323,689               1,121,346
     Leasehold rents - hotels                                                   1,481,812               1,755,859
     Corporate general and administrative                                         387,159                 613,628

                                                                          ---------------          --------------
Operating loss                                                                   (450,165)                (31,636)

Other income (expense):
     Interest expense                                                          (1,423,674)             (1,407,573)
     Interest income                                                              123,830                 147,866
     Other income                                                                  60,010                  43,245
     Equity in net income and (losses) from unconsolidated joint ventures          86,968                (112,773)
     Gain on sale of assets                                                       327,076                 315,238

                                                                          ---------------          --------------
Loss before minority interests and income taxes                                (1,275,955)             (1,045,633)

Minority interests in operations of consolidated
    subsidiaries and partnerships                                                  13,203                   3,515

                                                                          ---------------          --------------
Loss before income tax                                                         (1,262,752)             (1,042,118)

Income tax benefit                                                                505,000                 422,000

                                                                          ---------------          --------------
Net loss                                                                  $      (757,752)         $     (620,118)
                                                                          ===============          ==============

Net loss per share:
     Basic                                                                $         (0.15)         $        (0.12)
                                                                          ===============          ==============
     Diluted                                                              $         (0.15)         $        (0.13)
                                                                          ===============          ==============

                 See notes to consolidated financial statements.




                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


===================================================================================================================

                                                                                2002                     2001
                                                                          ----------------        -----------------
Cash flows from operating activities:

     Cash received from customers                                         $    18,672,124          $   23,915,752
     Cash paid to suppliers and employees                                     (14,801,544)            (18,602,930)
     Interest received                                                            225,545                 127,778
     Interest paid                                                             (1,446,687)             (1,400,989)
     Income taxes paid                                                           (118,999)               (261,176)

                                                                          ---------------          --------------
Net cash provided by operating activities                                       2,530,439               3,778,435
                                                                          ---------------          --------------

Cash flows from investing activities:

     Distributions, and collections on advances,
         from unconsolidated joint ventures                                       165,228                 351,348
     Purchase of property and equipment                                        (2,370,365)             (1,974,918)
     Purchase of investments in, and advances
         to, unconsolidated joint ventures                                       (979,212)             (1,177,328)
     Acquisitions of partnership interests,
         net of cash acquired (Note 7)                                               -                   (795,384)
     Collections on notes receivable                                                6,721                  13,057
     Proceeds from sale of assets                                                  (6,700)                   -

                                                                          ---------------          --------------
Net cash used in investing activities                                          (3,184,328)             (3,583,225)
                                                                          ---------------          --------------

Cash flows from financing activities:

     Proceeds from issuance of long-term debt                                   1,741,110                  37,587
     Principal payments on long-term debt                                      (2,365,158)             (3,889,373)
     Net (repayment) borrowings on the line of credit                            (337,415)              4,394,569
     Distributions to minority interest                                          (112,819)                   -
     Other                                                                           -                    117,000

                                                                          ---------------          --------------
Net cash (used in) provided by financing activities                            (1,074,282)                659,783

                                                                          ---------------          --------------
Net increase (decrease) in cash                                                (1,728,171)                854,993

Cash and cash equivalents, beginning of year                                    4,748,156               1,728,869

                                                                          ---------------          --------------
Cash and cash equivalents, end of period                                  $     3,019,985          $    2,583,862
                                                                          ===============          ==============

                                   (continued)




                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

====================================================================================================================

                                                                                2002                     2001
                                                                          ----------------        ------------------
Reconciliation of net loss to net cash
      provided by operating activities:

Net loss                                                                  $      (757,752)         $     (620,118)

Adjustments to reconcile net loss to net cash provided by operating activities:

     Depreciation and amortization                                              1,323,689               1,121,346
     Equity in net (income) loss from unconsolidated joint
         ventures and amortization of deferred income                             (86,968)                112,773
     Minority interests in net income of consolidated subsidiaries
         and partnerships                                                         (13,203)                 (3,515)
     Amortization of deferred gain                                               (254,390)               (217,888)
     Deferred income taxes                                                        198,000                (122,000)
     Gain on sale of fixed assets                                                (327,076)               (315,238)
     Proceeds from sale of hotels                                               2,915,630               4,230,948
     Income from sale of hotels                                                  (884,682)               (513,480)

     Changes in assets and liabilities, net of effects of acquisition:

         Decrease (increase) in accounts receivable                               224,460                (413,797)
         Decrease in prepaid expenses and
           other current assets                                                   550,868                  31,344
         Increase in refundable income taxes                                     (821,999)               (561,176)
         (Increase) decrease in costs and estimated earnings
           in excess of billings                                                 (253,317)                239,696
         Decrease in other assets                                                  58,056                  40,548

         Increase (decrease) in accounts payable                                  199,237                (180,907)
         Increase in accrued payroll and other accrued
           expenses and current liabilities                                       239,743                 136,239
         (Decrease) increase in accrued interest                                  (23,013)                  6,584
         Increase in deferred income                                              243,156                 807,076

                                                                          ---------------          --------------
Net cash provided by operating activities                                 $     2,530,439          $    3,778,435
                                                                          ===============          ==============


                 See notes to consolidated financial statements.



                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

================================================================================

1.    BASIS OF PREPARATION:
      ---------------------

      The financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Arlington Hospitality, Inc. and subsidiaries as of March 31, 2002 and December 31, 2001, and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K. Certain reclassifications have been made to the 2001 financial statements in order to conform with the 2002 presentation.

2.    PRINCIPLES OF CONSOLIDATION:
      ----------------------------

      The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and entities in which the Company has a majority or controlling ownership interest. Significant intercompany accounts and transactions have been eliminated.

3.    CRITICAL ACCOUNTING POLICIES:
      -----------------------------

      We define critical accounting policies as those accounting policies that require our management to exercise their most difficult, subjective and complex judgments. Our critical accounting policies are described in our 2001 Form 10-K.

4.    EARNINGS (LOSS) PER SHARE:
      --------------------------

      Basic  earnings  per share  ("EPS") is  calculated  by dividing the income
      (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration of common stock equivalents. Diluted EPS gives effect to all dilutive potential common shares outstanding for the period. The Company excluded stock options which had an anti-dilution effect on the EPS computations. The calculations of basic and diluted earnings (loss) per share are as follows:

                                                    Three Months Ended March 31,
                                                     ---------------------------
                                                        2002            2001
                                                     ------------   ------------


      Net loss                                       $   (757,752)  $  (620,118)

      Impact of convertible partnership interests         (27,023)      (40,290)
                                                     ------------   -----------
                                                     $   (784,775)  $  (660,408)
                                                     ============   ===========

      Weighted average common shares outstanding        4,958,081     4,979,244

      Dilutive effect of:
            Convertible partnership interests             168,100       168,100
            Stock options                                    -             -
                                                     ------------   -----------



      Dilutive common shares outstanding                5,126,181     5,147,344
                                                     ============   ===========

      Net loss per share - Basic                     $      (0.15)  $     (0.12)
                                                     ============   ===========
      Net loss per share - Diluted                   $      (0.15)  $     (0.13)
                                                     ============   ===========

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

================================================================================


5.    INCOME TAXES:
      -------------

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

      The income tax benefit for the three months ended March 31, 2002 and 2001 was based on the Company's estimate of the effective tax rate expected to be applicable for the full year. The Company expects the effective tax rate to approximate the Federal and state statutory rates.

6.    HOTEL LEASES:
      -------------

      The Company leases 26 hotels as of March 31, 2002 (including 23 sale/leaseback hotels - Note 8), the operations of which are included in the Company's consolidated financial statements. All of these leases are triple net and provide for monthly base rent payments ranging from $14,000 to $27,000. The Company leases one of these hotels from a partnership in which the Company owns an equity interest of 16.33%. This lease also provides for additional rent payments of approximately $74,000 per annum, plus percentage rents computed on room revenues in excess of stipulated amounts. The leases expire through March 2014.

      Three of these leases provide for an option to purchase the hotel. The purchase prices are based upon a fixed amount approximating the fair value at the lease commencement, subject to increases in the CPI index. Subsequent to March 31, 2002, the Company exercised its option to purchase one of these leased hotels from the partnership in which the Company has an ownership interest, as stated above, for $4.5 million. The aggregate purchase price for the remaining two leased hotels was approximately $7,000,000 as of March 31, 2002.

7.    LIMITED PARTNERSHIP GUARANTEED DISTRIBUTIONS:
      ---------------------------------------------

      The Company is a general partner in two partnerships where the Company had guaranteed minimum annual distributions to the limited partners, including a Director of the Company, in the amount of 10% of their original capital contributions. On September 18, 2000, the Company finalized the terms of the purchase of the remaining ownership interests from its partners in these joint ventures for a total of approximately $1.7 million. The two acquisitions must be completed on or before December 31, 2002. A third joint venture was previously acquired in January 2001 under the terms of this agreement.

8.    SALE/LEASEBACK OF HOTELS:
      -------------------------

      In 1998 and 1999, the Company completed the sale of 30 AmeriHost Inn hotels to a Real Estate Investment Trust ("REIT") for $73 million. Upon the sales to the REIT, the Company entered into agreements to lease back the hotels for an initial term of ten years, with two five year renewal options. The lease payments are fixed at 10% of the sale price for the first three years. Thereafter, the lease payments are subject to a CPI increase with a 2% annual maximum. The Company has deferred the gain on the sale of these hotels pursuant to sale/leaseback accounting. The deferred gain is being recognized on a straight-line basis over the remaining term of the lease, as extended, as a reduction of leasehold rent expense. In January 2001, the Company amended the master lease with the REIT to provide for the sale of eight hotels by the lessor under specified terms, and to extend the initial lease term by five years. The amendment provides for four increases in rent payments of 0.25% each, if these hotels are not sold to an unrelated third party or to the Company by the dates specified. As of March 31, 2002, the Company is obligated under the terms of the amendment to either facilitate the sale to a third party, or purchase from the REIT, one hotel prior to June 2, 2002, or the 0.25% rent increase becomes effective.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

================================================================================

8.    SALE/LEASEBACK OF HOTELS (CONTINUED):
      -------------------------------------

      The REIT sold one of its hotels to an unrelated third party during the three months ended March 31, 2002. Consequently, the Company has terminated the lease with the REIT for this hotel and recognized a commission from the sale of this hotel, which is classified as hotel sales and commissions in the accompanying consolidated financial statements. The unamortized deferred gain related to the initial sale of this hotel was recognized upon termination of the respective lease.

9.    BUSINESS SEGMENTS:
      ------------------

      The Company's business is primarily involved in five segments: (1) hotel operations, consisting of the operations of all hotels in which the Company has a 100% or controlling ownership or leasehold interest, (2) hotel development and construction, consisting of development, construction and renovation of hotels for unconsolidated joint ventures and unrelated third parties, (3) hotel sales and commissions, resulting from the sale of AmeriHost Inn hotels, (4) hotel management, consisting of hotel management activities and (5) employee leasing, consisting of the leasing of employees to various hotels. Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, operating income, identifiable assets, capital expenditures and depreciation and amortization , as of and for the three months ended March 31, 2002 and 2001, for each business segment, which is the information utilized by the Company's decision makers in managing the business:


         Revenues                                                    2002              2001
         --------                                               --------------    ---------------

                Hotel operations                                $  11,416,480      $  12,041,001
                Hotel development and construction                  2,065,283             65,157
                Hotel sales and commissions                         3,207,897          5,764,695
                Hotel management                                      233,937            229,808
                Employee leasing                                      852,361          1,359,882
                Other                                                 161,670               -
                                                                -------------      -------------
                                                                $  17,937,628      $  19,460,543
                                                                =============      =============

         Operating costs and expenses
         ----------------------------

                Hotel operations                                $  10,174,628      $  10,360,339
                Hotel development and construction                  1,997,567            376,168
                Hotel sales and commissions                         2,030,948          3,717,468
                Hotel management                                      154,530            192,457
                Employee leasing                                      820,637          1,354,914
                Other                                                  16,823              -
                                                                -------------      -------------
                                                                $  15,195,133      $  16,001,346
                                                                =============      =============

         Operating income (loss)
         -----------------------

                Hotel operations                                $  (1,491,030)     $  (1,158,322)
                Hotel development and construction                     66,068           (317,404)
                Hotel sales and commissions                         1,176,950          2,047,227
                Hotel management                                       65,897             22,951
                Employee leasing                                       31,109              4,171
                Other                                                 108,281              -
                Corporate                                            (407,440)          (630,259)
                                                                -------------      -------------
                                                                $    (450,165)     $     (31,636)
                                                                =============      =============





                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

================================================================================

9.       BUSINESS SEGMENTS (CONTINUED):
         ------------------------------

         Identifiable assets                                         2002              2001
         -------------------                                    --------------    ---------------

                Hotel operations                                $  95,797,932      $  93,186,444
                Hotel development and construction                  1,875,134            746,048
                Hotel sales and commissions                              -                  -
                Hotel management                                      188,047            (79,335)
                Employee leasing                                       92,953            148,243
                Other (primarily the office building)               6,644,703               -
                Corporate                                           8,491,317          5,545,342
                                                                -------------      -------------
                                                                $ 113,090,086      $  99,546,742
                                                                =============      =============

         Capital expenditures
         --------------------
                Hotel operations                                $   2,146,155      $   1,928,072
                Hotel development and construction                       -                  -
                Hotel sales and commissions                              -                  -
                Hotel management                                        3,308             12,959
                Employee leasing                                         -                  -
                Other                                                 220,902               -
                Corporate                                                -                33,887
                                                                -------------      -------------
                                                                $   2,370,365      $   1,974,918
                                                                =============      =============

         Depreciation/Amortization
         -------------------------

                Hotel operations                                $   1,251,070      $   1,083,125
                Hotel development and construction                      1,648              6,393
                Hotel sales and commissions                              -                  -
                Hotel management                                       13,510             14,400
                Employee leasing                                          614                797
                Other                                                  36,566              -
                Corporate                                              20,281             16,631
                                                                -------------      -------------
                                                                $   1,323,689      $   1,121,346
                                                                =============      =============


10.   LONG-LIVED ASSETS:
      ------------------

      In October 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). FAS 144 addresses issues relating to the implementation of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ("FAS 121") and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value, less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that 1) can be distinguished from the rest of the entity and 2) will be eliminated from the ongoing operations of the entity in a disposing transaction. Long-lived assets held for sale at December 31, 2001, continued to be accounted for in accordance with the provisions of FAS 121.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

================================================================================

11.   BANK  LINE OF CREDIT:
      ---------------------

      At December 31, 2001, the Company had a $7,500,000 bank operating line-of-credit. The operating line-of-credit was collateralized by a security interest in certain of the Company's assets, including its interests in various joint ventures, bore interest at an annual rate equal to the bank's base lending rate plus one-half of one percent, and matured February 28, 2002. Prior to its expiration in February 2002, the Company replaced its line-of-credit with another lender. The new operating line-of-credit has a limit of $8.5 million, is collateralized by substantially all the assets of the Company, subject to first mortgages from other lenders on hotel assets, bears interest at a rate based on either the prime rate or LIBOR as chosen quarterly by the Company, plus a spread adjusted quarterly based on the Company's leverage ratio, ranging from zero to 0.5% (if Prime based) or 3.0% (if LIBOR based), and matures February 19, 2003. The new line-of-credit agreement also provides for the maintenance of certain financial covenants, including minimum tangible net worth, a maximum leverage ratio, and a minimum debt service coverage ratio.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

GENERAL

The Company is engaged in the development and sale of AmeriHost Inn hotels, and the ownership, operation and management of AmeriHost Inn hotels and other mid-price hotels. Since the Company's inception, the Company has constructed over 100 hotels. In addition, the Company has acquired other brand hotels, or has formed joint ventures to acquire other brand hotels. As of March 31, 2002, the Company had 66 AmeriHost Inn hotels open, of which 54 were wholly-owned or leased, one was majority-owned, and 11 were minority-owned. The Company opened five AmeriHost Inn hotels during the past twelve months. The Company intends to use the AmeriHost Inn brand when expanding its hotel operations segment. As of March 31, 2002, two wholly-owned, one third party-owned, and one joint venture-owned AmeriHost Inn hotels were under construction. Same room revenues for all AmeriHost Inn hotels owned and operated by the Company, including minority owned hotels, increased approximately 4.1% during the first quarter of 2002, compared to the first quarter of 2001, attributable to a 6.8% increase in occupancy, partially offset by a decrease of $1.55 in average daily rate. These results relate to the 63 AmeriHost Inn hotels that were operating for at least thirteen full months during the three months ended March 31, 2002.

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

Revenues from Consolidated AmeriHost Inn hotels decreased 7.2% to $9.2 million during the first quarter of 2002, from revenues of $9.9 million during the first quarter of 2001, due primarily to the sale of hotels to franchisees. Revenues from the development segment increased to $2.1 million during the first quarter of 2002, from $65,157 during the first quarter of 2001, due to the increase in hotel development activity for minority owned entities and third parties. Revenues from hotel sales and commissions decreased 44.4% to $3.2 million during the first quarter of 2002, from $5.8 million during the first quarter of 2001, as a result of the sale of two AmeriHost Inn hotels during the first three months of 2002, versus the sale of four AmeriHost Inn hotels during the first three months of 2001. Revenues from hotel management and employee leasing segments decreased by 31.7% in total during the first quarter of 2002, due primarily to the sale or termination of hotels under management contracts and the reduction in payroll costs. Revenues from Consolidated non-AmeriHost Inn hotels increased 3.8% during the first quarter of 2002, compared to the first quarter of 2001, as a result primarily of the acquisition of one non-AmeriHost Inn hotel during December 2001. Total revenues decreased 7.8% to $17.9 million during the first quarter of 2002, from $19.5 million during the first quarter of 2001, due primarily to the decrease from hotel sales and commissions, offset by the increase in hotel development. The Company recorded a net loss of ($757,752) during the first quarter of 2002, or ($0.15) per diluted share, compared to a net loss of ($620,118) or ($0.13) per diluted share during the first quarter of 2001.

On September 30, 2000, the Company sold the AmeriHost Inn and AmeriHost Inn & Suites brand names and franchising rights to Cendant Corporation. The agreement with Cendant provides for favorable royalty payment terms and additional long-term incentives to the Company as the AmeriHost Inn brands are expanded, including royalty sharing and a hotel development incentive fee each time a hotel owned by the Company is sold to an operator who becomes a Cendant franchisee.

The Company uses Cash Flow, defined as net income plus depreciation and amortization, as a supplemental performance measure, along with net income, to report its operating results. Net income plus depreciation and amortization is not defined by Generally Accepted Accounting Principles ("GAAP"), however the Company believes it provides relevant information about its operations and is necessary for an understanding of the Company's operations, given its significant investment in real estate. Cash Flow, as defined, should not be considered as an alternative to operating income (as determined in accordance with GAAP) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with

GAAP) as a measure of liquidity. Cash Flow, as defined, was $565,937 during the first quarter of 2002, compared to $501,228 during the first quarter of 2001.

Excluding hotels under construction, the Company had an ownership interest in 76 hotels at March 31, 2002, versus 77 hotels at March 31, 2001. The increased ownership from the development of AmeriHost Inn hotels for the Company's own account and the acquisition of a non-AmeriHost Inn hotel was offset by the sale of AmeriHost Inn hotels to franchisees. Total Consolidated hotels remained consistent, with 63 at both March 31, 2002 and March 31, 2001.

CRITICAL ACCOUNTING POLICIES

We define critical accounting policies as those accounting policies that require our management to exercise their most difficult, subjective and complex judgments. Our critical accounting policies are described in our 2001 Form 10-K.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

Revenues decreased 7.8% to $17.9 million during the three months ended March 31, 2002, from $19.5 million during the three months ended March 31, 2001. A decrease in the revenues from the sale of Consolidated AmeriHost Inn hotels was partially offset by an increase in hotel development activity.

Hotel operations revenue decreased 5.2% to $11.4 million during the three months ended March 31, 2002, from $12.0 million during the three months ended March 31, 2001. Revenues from Consolidated AmeriHost Inn hotels decreased 7.2% to $9.2 million during the three months ended March 31, 2002, from $9.9 million during the three months ended March 31, 2001. These decreases were attributable primarily to the sale of seven Consolidated AmeriHost Inn hotels to franchisees during the twelve months ended March 31, 2002, partially offset by the opening of five newly constructed AmeriHost Inn hotels during the same period and the acquisition of one non-AmeriHost Inn hotel. Same room revenues for the Consolidated AmeriHost Inn hotels increased 2.7%. Revenue from Consolidated other brand hotels increased 3.8% during the three month period, due primarily to the acquisition of one non-AmeriHost Inn hotel during December 2001. The hotel operations segment included the operations of 63 Consolidated hotels (including 55 AmeriHost Inn hotels) comprising 4,595 rooms at March 31, 2002, compared to 63 Consolidated hotels (including 57 AmeriHost Inn hotels) comprising 4,449 rooms at March 31, 2001. The Company has experienced an increase in competition in certain markets, primarily from newly constructed hotels. As a result, there is increased downward pressure on occupancy levels and average daily rates. The Company believes that as the number of AmeriHost Inn hotels increases, the greater the benefits will be at all locations from marketplace recognition and repeat business. In addition, the Company typically builds new hotels in growing markets where it anticipates a certain level of additional hotel development.

Hotel development revenue increased to $2.1 million during the three months ended March 31, 2002, from $65,157 during the three months ended March 31, 2001. Hotel development revenues are directly related to the number of hotels being developed and constructed for minority-owned entities or unrelated third parties. The Company was constructing two hotels for minority-owned entities and third parties during the first quarter of 2002, compared to none during the three months ended March 31, 2001. However, the Company had several additional projects in various stages of pre-construction development during both three-month periods. In addition, Cendant pays the Company a development incentive fee every time the Company sells one of its existing AmeriHost Inn hotels to a buyer who executes an AmeriHost Inn franchise agreement with Cendant. The Company received approximately $237,000 in development incentive fees from the sale of AmeriHost Inn hotels during the first quarter of 2002, and amortized $65,255 as hotel development revenue in the first quarter of 2002. Cendant also pays the Company a portion of all royalty fees Cendant receives from all of its AmeriHost Inn franchisees. Generally, Cendant receives royalty fees from each of their franchisees based upon a percentage of guest room revenue, ranging from 4% to 5%. In turn, Cendant will pay the Company a portion of this fee as stipulated in the agreement. The Company received $36,994 in royalty sharing payments during the first quarter of 2002. The Company records this royalty sharing fee as hotel development segment revenue when the related royalty fee is received.

The Company recorded $3.2 million in hotel sales and commission revenue in connection with the sale of AmeriHost Inn hotels during the first quarter of 2002, compared to $5.8 million during the first quarter of 2001. The Company and the REIT which owns certain of the Company's leased hotels, closed on the sale of two AmeriHost Inn hotels during the first quarter of 2002, compared to the sale of four AmeriHost Inn hotels during the first quarter of 2001. The Company intends to continue to build and sell AmeriHost Inn hotels in order to maximize the value inherent in the Cendant transaction while enhancing net income and cash flow.

Hotel management revenue increased 1.8% to $233,937 during the three months ended March 31, 2002 from $229,808 during the three months ended March 31, 2001. The number of hotels managed for third parties and minority-owned entities decreased from 16 hotels, representing 1,318 rooms, at March 31, 2001 to 15 hotels, representing 1,212 rooms, at March 31, 2002. The decrease from the elimination of management fees from a minority-owned hotel upon its consolidation during the fourth quarter of 2001, was offset by the increase in same room revenues, which is the basis for the management fee revenue.

Employee leasing revenue decreased 37.3% to $852,361 during the three months ended March 31, 2002 from $1.4 million during the three months ended March 31, 2001, due primarily to the reduction in hotels managed for minority-owned entities and unrelated third parties as described above, and a concerted effort to decrease payroll costs which is the basis for the employee leasing revenue.

Other revenue, consisting of leasing revenue from the Company's office building was $161,670 during the three months ended March 31, 2002. On October 1, 2001, the Company purchased the office building in which its headquarters is located. The building contains approximately 50,000 rentable square feet, of which the Company occupies approximately 19,000 square feet. Nearly all of the remaining space is leased to unrelated third parties pursuant to long-term leases.

Total operating costs and expenses decreased 5.0% to $15.2 million during the three months ended March 31, 2002, from $16.0 million during the three months ended March 31, 2001, or 84.7% and 82.2% of total revenues during the three months ended March 31, 2002 and 2001, respectively. Operating costs and expenses in the hotel operations segment decreased 1.8% to $10.2 million from $10.4 million during the three months ended March 31, 2002 and 2001, respectively. A decrease in operating costs associated with the fewer number of AmeriHost Inn hotels included in this segment (55 hotels at March 31, 2002 versus 57 hotels at March 31, 2001), and the decrease in energy costs during the first quarter of 2002 compared to 2001, were partially offset by the acquisition of one non-AmeriHost Inn hotel and the consolidation of another non-AmeriHost Inn hotel which was previously accounted for by the equity method. Total hotel operating costs and expenses as a percentage of segment revenue increased to 89.1% during the three months ended March 31, 2002, from 86.0% during the three months ended March 31, 2001. Operating costs and expenses as a percentage of revenues from the Consolidated AmeriHost Inn hotels decreased to 82.7% during the three months ended March 31, 2002, from 83.0% during the three months ended March 31, 2001. Operating costs and expenses as a percentage of revenues from the Other Consolidated hotels increased to 115.0% during the three months ended March 31, 2002, from 100.0% during the three months ended March 31, 2001, due primarily to the acquisition and consolidation of the two non-AmeriHost Inn hotels and the associated operating costs therefrom.

Operating costs and expenses for the hotel development segment increased 431% to $2.0 million during the three months ended March 31, 2002 from $376,168 during the three months ended March 31, 2001, consistent with the increase in hotel development revenues for the three months ended March 31, 2002. Operating costs and expenses in the hotel development segment as a percentage of segment revenue decreased during the three months ended March 31, 2002 due to the increase in hotel construction activity.

Hotel management segment operating costs and expenses decreased 19.7% to $154,530 during the three months ended March 31, 2002, from $192,457 during the three months ended March 31, 2001. This decrease was due to the decrease in the number of hotels managed for unconsolidated minority-owned hotels and unaffiliated third parties. Employee leasing operating costs and expenses decreased 39.4% to $820,637 during the three months ended March 31, 2002, from $1.4 million during the three months ended March 31, 2001, which is consistent with the 37.3% decrease in segment revenue for the three months ended March 31, 2002.

Other operating costs and expenses of $16,823 during the three months ended March 31, 2002, consisted of expenses related to the management of the Company's office building. On October 1, 2001, the Company purchased the office building in which its headquarters is located and assumed the landlord duties for the other tenants.

Depreciation and amortization expense increased 18.0% to $1.3 million during the three months ended March 31, 2002, from $ 1.1 million during the three months ended March 31, 2001. The increase attributable to the acquisition of the office building, the opening of newly constructed hotels, and the acquisition or consolidation of existing hotels was partially offset by the sale of hotels during the last twelve months.

Leasehold rents - hotels decreased 15.6% to $1.5 million during the three months ended March 31, 2002, from $1.8 million during the three months ended March 31, 2001. This decrease was due primarily to the sale of four leased AmeriHost Inn hotels during 2001, and the sale of another leased AmeriHost Inn hotel during the first three months of 2002.

Corporate general and administrative expense decreased 36.9% to $387,159 during the three months ended March 31, 2002, from $613,628 during the three months ended March 31, 2001, which can be attributed primarily to the expense related to stock options issued to consultants and transitional accounting fees incurred during the first quarter of 2001.

The Company had an operating loss of ($450,165) during the three months ended March 31, 2002, compared to an operating loss of ($31,636) during the three months ended March 31, 2001. The following discussion of operating income (loss) by segment is exclusive of any corporate general and administrative expense. Operating loss from Consolidated AmeriHost Inn hotels decreased to ($581,129) during the three months ended March 31, 2002, from ($671,448) during the three months ended March 31, 2001. This decrease in operating loss was due to the higher operating costs and expenses as explained above in the first quarter of 2001 as compared to the first quarter of 2002. Operating income from the hotel development segment increased to operating income of $66,068 during the three months ended March 31, 2002, from an operating loss of ($317,404) during the three months ended March 31, 2001. The increase in hotel development operating income was due to the increase in hotels developed and constructed for third parties and minority-owned entities during the first quarter of 2002. Operating income from hotel sales and commissions decreased to $1.2 million during the first quarter of 2002, from $2.0 million during the first quarter of 2001. This decrease was due to the sale of two AmeriHost Inn hotels during the first quarter of 2002, versus the sale of four AmeriHost Inn hotels during the first quarter of 2001. The hotel management segment operating income increased 187% to $65,897 during the three months ended March 31, 2002, from $22,951 during the three months ended March 31, 2001. This increase was due primarily to the reduction of hotel management operating expenses. Employee leasing operating income increased to $31,109 during the three months ended March 31, 2002, from $4,171 during the three months ended March 31, 2001, due to the reduction in employee leasing operating expenses. Other operating income of $108,281 during the three months ended March 31, 2002 was attributable to the acquisition of the office building in which the Company's headquarters is located.

Interest expense remained relatively unchanged at $1.4 million during the three months ended March 31, 2002 and 2001. The decrease attributable to sale of AmeriHost Inn hotels, whereby the Company does not incur any interest expense on sold hotels after the sale dates, the decrease from lower interest on floating rate debt, and the reduction of fixed interest rates pursuant to loan modifications executed in 2001, was offset by the mortgage financing of newly constructed or acquired Consolidated hotels. The Company capitalizes interest expense incurred during the pre-opening construction period of a Consolidated hotel project, as part of the total development cost. The amount capitalized includes both interest charges from a direct construction loan, plus interest computed at the Company's incremental borrowing rate on the total costs incurred to date in excess of the construction loan funding.

The Company's share of equity in income (loss) of affiliates increased to $86,968 during the three months ended March 31, 2002, from ($112,773) during the three months ended March 31, 2001. The fluctuation in equity of affiliates during the three months ended March 31, 2002, compared to the three months ended March 31, 2001, was primarily due to the recognition of the Company's share of the operations in excess of the Company's ownership interest, as a result of its position as general partner. Distributions from affiliates were $6,085 during the three months ended March 31, 2002, compared to $7,884 during the three months ended March 31, 2001.

The Company recorded gains from the sale of assets of $327,076 during the three months ended March 31, 2002, versus $315,238 during the three months ended March 31, 2001. These gains were comprised primarily of the unamortized deferred gains remaining from the original sale of these hotels to the REIT, which were recognized upon the consummation of the sales of these hotels by the REIT to unrelated third parties and the simultaneous termination of the Company's leases with the REIT. One hotel was sold by the REIT during the first quarter of 2002, and two hotels were sold by the REIT during the first quarter of 2001. The Company expects to continue recognizing the unamortized deferred gain from the future sale of REIT owned hotels.

The Company recorded income tax benefit of $505,000 during the first quarter of 2002, compared to $422,000 during the first quarter of 2001, which are directly related to the pre-tax losses incurred during the first quarter of 2002 and 2001, respectively.

The Company reported a net loss of ($757,752) during the first quarter of 2002, compared to a net loss of ($620,118) during the first quarter of 2001, primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has five main sources of cash from operating activities: (i) revenues from hotel operations; (ii) fees from development, construction and renovation projects, including hotel development incentive fees and royalty sharing pursuant to the Cendant transaction, (iii) revenues from the sale of hotel assets; (iv) fees from management contracts; and (v) fees from employee leasing services. Cash from hotel operations is typically received at the time the guest checks out of the hotel. Approximately 10% of the Company's hotel operations revenues is generated through other businesses and contracts and is usually paid within 30 to 45 days from billing. Fees from development, construction and renovation projects are typically received within 15 to 45 days from billing. Due to the procedures in place for processing its construction draws, the Company typically does not pay its contractors until the Company receives its draw from the equity or lending source. Management fee revenues typically are received by the Company within five working days from the end of each month. Cash from the Company's employee leasing segment typically is received as of or prior to the pay date. The Company typically receives an earnest money deposit from the buyer of a hotel when a sales contract is executed. The remaining proceeds from the sale of hotel assets are received at the time of closing. The development incentive fee from Cendant is typically received within 20 days of the closing. Royalty sharing payments from Cendant are received quarterly, based on the actual royalty payments received by Cendant from the AmeriHost Inn franchisees.

During the first three months of 2002, the Company received cash from operations of $2.5 million, compared to cash received from operations of $3.8 million during the first three months of 2001, or a decrease in cash provided by operations of $1.3 million. The decrease in cash flow from operations during the first three months of 2002, when compared to 2001, can be primarily attributed to the sale of two hotels in 2002, versus the sale of four hotels in 2001, partially offset by the increase in hotel development for an unrelated third party and a minority-owned hotel during 2002.

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

Pursuant to an amendment to the Master lease agreement with the REIT, the Company can facilitate the sale of up to eight leased hotels by the REIT. When the REIT sells a leased hotel to a buyer who becomes an AmeriHost Inn franchisee of Cendant, the Company receives: (i) a commission from the REIT for facilitating the transaction which is based upon the sale price, (ii) an incremental fee from Cendant, and (iii) long-term royalty sharing fees from Cendant from the future royalties paid to Cendant. Both the Company and the REIT choose which properties are sold. For each hotel chosen by the Company, one hotel is also chosen by the REIT. The Company's choice is final when the sale transaction closes. The REIT makes their corresponding choice at this time. If the Company and the REIT are not successful in selling the REIT's choice, then the Company is obligated under the agreement to purchase the hotel from the REIT. If the Company does not complete the purchase of the hotel within the specified time period, then the Company's rent payment shall be increased by 0.25% each time. The Company cannot close on the sale of its third and fourth choice until the first and second REIT choices have been sold (or purchased by the Company), respectively. During 2001, the Company facilitated the sale of two hotels by the REIT (the Company's first and second choices), and purchased one hotel from the REIT (the REIT's first choice). The Company must either facilitate the sale of the REIT's second choice, or purchase the hotel, by June 2, 2002, in order to avoid the scheduled rent increase of 0.25%. The Company expects to acquire this hotel prior to June 2, 2002, with approximately $700,000 in cash, plus mortgage financing already committed from an affiliate of the REIT.

On September 18, 2000, the Company finalized the terms of an agreement to purchase the remaining ownership interests in three existing joint ventures at a specified price. One of these acquisitions was completed in 2001, with the remaining two to be completed before December 31, 2002. The Company expects to use approximately $1.6 million for the purchase of these two joint venture interests.

During the first three months of 2002, the Company used $3.2 million in investing activities compared to using $3.6 million during the first three months of 2001. During the first three months of 2002, the Company used $2.4 million to purchase property and equipment for Consolidated AmeriHost Inn hotels and used $813,984 for investments in and advances to affiliates, net of distributions and collections on advances from affiliates. During the first three months of 2001, the Company bought out a partner's interest in one joint venture for $795,384, used $2.0 million to purchase property and equipment for Consolidated AmeriHost Inn hotels, and used $825,980 for investments in and advances to affiliates, net of distributions and collections on advances from affiliates.

Cash used in financing activities was $1.1 million during the first three months of 2002 compared to cash provided by financing activities of $659,783 during the first three months of 2001. In 2002, the contributing factors were principal repayments of $2.4 million, including the repayment of mortgages in connection with the sale of a hotel, offset by $1.7 million in proceeds from the mortgage financing of Consolidated hotels and $337,415 in net repayments on the line of credit. In 2001, the primary factors were principal repayments of $3.9 million, including the repayment of mortgages in connection with the sale of hotels, offset by $4.4 million in proceeds from the line of credit.

The Company, through wholly-owned subsidiaries, is a general partner or managing member in 18 joint ventures. As such, the Company is secondarily liable for the obligations and liabilities of these joint ventures. As of March 31, 2002, these joint ventures had $32.7 million outstanding under mortgage loan agreements. Approximately $7.6 million of this amount has been included in the Company's consolidated financial statements as of March 31, 2002 since it is from joint ventures in which the Company has a majority or controlling ownership interest, leaving approximately $25.1 million in off balance sheet mortgage debt with unconsolidated joint ventures. Of this amount, the Company has also provided approximately $15.5 million in guarantees to the lenders. Other partners have also guaranteed portions of this amount. Two unconsolidated joint venture mortgage loans in the amount of $3.2 million at March 31, 2002 mature in 2002. The lender for one of these mortgage loans in the amount of $1.5 million has indicated they would extend the loan for up to ten years, and the extension of the other mortgage loan in the amount of $1.6 million is currently being negotiated. The Company expects both of these loans to be extended prior to their maturity. One unconsolidated joint venture mortgage loan in the amount of $1.8 million at March 31, 2002 matures in 2003. The Company expects this loan to be extended or refinanced prior to its maturity. The remaining joint venture mortgage loans mature after 2003.

From time to time, the Company advances funds to joint ventures for working capital and renovation projects. The Company has also provided the mortgage financing for one unconsolidated joint venture. The advances, including the mortgage note, bear interest at rates ranging from prime to 10% per annum and are due upon demand. The advances were $7.6 million at March 31, 2002, and are included in investments in and advances to unconsolidated hotel joint ventures in the Company's consolidated financial statements. The Company expects the joint ventures to repay these advances through cash flow generated from hotel operations, mortgage financing, and/or the sale of the hotel.

Certain of the Company's hotel mortgage notes and the Company's office building mortgage note contain financial covenants, principally minimum net worth requirements, debt to equity ratios, and minimum debt service coverage ratios. These financial covenants are typically measured annually, based upon the Company's fiscal year end. The Company is not aware of any covenant violations as of March 31, 2002.

At March 31, 2002, the Company had $6.5 million outstanding under its operating line-of-credit. The operating line-of-credit has a limit of $8.5 million, is collateralized by substantially all the assets of the Company, subject to first mortgages from other lenders on hotel assets, bears interest at a rate based on either the prime rate or LIBOR, plus a spread adjusted quarterly based on the Company's leverage ratio, ranging from zero to 0.5% (if Prime based) or 3.0% (if LIBOR based), and matures February 19, 2003. The line-of-credit agreement also provides for the maintenance of certain financial covenants, including minimum tangible net worth, a maximum leverage ratio, and a minimum debt service coverage ratio.

As a result of the terrorist attacks of September 11, 2001, insurance companies are limiting coverage for losses arising out of acts of terrorism in their renewed "all-risk" policies. The Company believes it is covered for terrorist act losses in its current policy, which expires in September 2002. When the Company renews its policy in 2002, it is expected that this coverage may no longer automatically be included in the "all-risk" basic policy. The Company may be compelled to pay additional undeterminable costs to insurance the Company's investment properties from losses from this type of act.

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

The table below provides information about financial instruments that are sensitive to changes in interest rates, for each interest rate sensitive asset or liability as of March 31, 2002. The carrying amounts reflected approximate the estimated fair values. As the table incorporates only those exposures that existed as of March 31, 2002, it does not consider those exposures or positions which could arise after that date. Moreover, the information presented therein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, hedging strategies and prevailing interest rates at the time.
                                                                 Average Nominal
                                                 Carrying Value   Interest Rate
                                                 --------------   --------------

      Operating line of credit - variable rate    $  6,456,287       5.50%
      Mortgage debt - fixed rate                  $ 28,763,450       7.33%
      Mortgage debt - variable rate               $ 42,811,423       5.23%

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



                                             ARLINGTON HOSPITALITY, INC.
                                             ---------------------------
                                                     Registrant


Date:  May 10, 2002
                                             By:  /s/ James B. Dale
                                                  ------------------------------
                                                  James B. Dale
                                                  Chief Financial Officer