Form 10-Q
period 2002-06-30
ARLINGTON HOSPITALITY INC
filed 2002-08-14
CIK 778423

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended         JUNE 30, 2002
                                                    ---------------------

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

As of August 13, 2002, 4,958,056 shares of the Registrant's Common Stock were outstanding.

================================================================================

                           ARLINGTON HOSPITALITY, INC.

                                    FORM 10-Q

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002



                                      INDEX



                       PART I: Financial Information                        Page
                       -----------------------------                        ----

Item 1.  Financial Statements

Consolidated Balance Sheets as of June 30, 2002
    and December 31, 2001                                                     4

Consolidated Statements of Operations for the Three and Six
    Months Ended June 30, 2002 and 2001                                       6

Consolidated Statements of Cash Flows for the Six Months
    Ended June 30, 2002 and 2001                                              7

Notes to Consolidated Financial Statements                                    9

Item 2.  Management's Discussion and Analysis                                15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          23


                            PART II: Other Information
                            --------------------------

Item 6.  Exhibits and Reports on Form 8-K                                    24

Signatures                                                                   24

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------


                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

==================================================================================================================

                                                                              June 30,               December 31,
                                                                                2002                     2001
                                                                          ---------------         ----------------
                          ASSETS

Current assets:
    Cash and cash equivalents                                             $     3,415,730          $    4,748,156
    Accounts receivable, less an allowance of $150,000 at
       June 30, 2002 and December 31, 2001 (including
       approximately $106,000 and
       $126,000 from related parties)                                           1,975,083               2,343,423
    Notes receivable, current portion                                             518,499                 518,499
    Prepaid expenses and other current assets                                     454,277                 998,559
    Refundable income taxes                                                     1,122,853                    -
    Costs and estimated earnings in excess of billings on
       uncompleted contracts with related parties                               1,738,937               1,079,137
                                                                          ---------------          --------------

         Total current assets                                                   9,225,379               9,687,774
                                                                          ---------------          --------------

Investments in and advances to unconsolidated
         hotel joint ventures (Note 8)                                          5,849,430               5,404,744
                                                                          ---------------          --------------

Property and equipment:
    Land                                                                       13,911,841              12,454,360
    Buildings                                                                  81,589,861              68,095,453
    Furniture, fixtures and equipment                                          26,247,133              24,189,969
    Construction in progress                                                    2,286,988               5,973,890
    Leasehold improvements                                                      2,772,836               2,899,179
    Assets held for sale                                                             -                  2,187,822
                                                                          ---------------          --------------
                                                                              126,808,659             115,800,673

    Less accumulated depreciation and amortization                             25,407,549              22,905,635
                                                                          ---------------          --------------
                                                                              101,401,110              92,895,038
                                                                          ---------------          --------------

Notes receivable, less current portion                                            993,279               1,000,000

Deferred income taxes (Note 5)                                                  2,302,000               3,247,000

Other assets, net of accumulated amortization of
    $1,072,000 and $986,000                                                     2,782,243               2,939,900
                                                                          ---------------          --------------
                                                                                6,077,522               7,186,900

                                                                          $   122,553,441          $  115,174,456
                                                                          ===============          ==============


                                   (continued)





                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
==================================================================================================================

                                                                              June 30,               December 31,
                                                                                2002                     2001
                                                                          ---------------         ----------------

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $     2,941,621          $    2,467,704
    Bank line-of-credit                                                         7,156,287               6,793,702
    Accrued payroll and related expenses                                          786,717                 784,533
    Accrued real estate and other taxes                                         2,384,376               1,952,875
    Other accrued expenses and current liabilities                                352,924                 452,086
    Current portion of long-term debt                                           6,382,654               2,110,652
    Income taxes payable                                                             -                    286,670
                                                                          ---------------          --------------

         Total current liabilities                                             20,004,579              14,848,222
                                                                          ---------------          --------------


Long-term debt, net of current portion                                         73,289,190              70,088,269
                                                                          ---------------          --------------

Deferred income (Note 9)                                                       10,335,945              10,714,735
                                                                          ---------------          --------------

Commitments and contingencies

Minority interests                                                                380,933                 456,631
                                                                          ---------------          --------------


Shareholders' equity:
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                                     -                      -
    Common stock, $.005 par value; authorized 25,000,000 shares;
       issued and outstanding 4,958,056 shares at June 30, 2002
       and 4,958,081 shares at December 31, 2001                                   24,790                  24,790
    Additional paid-in capital                                                 13,171,030              13,171,151
    Retained earnings                                                           5,783,849               6,307,533

                                                                          ---------------          --------------
                                                                               18,979,669              19,503,474
    Less:
         Stock subscriptions receivable                                          (436,875)               (436,875)

                                                                          ---------------          --------------
                                                                               18,542,794              19,066,599

                                                                          ---------------          --------------
                                                                          $   122,553,441          $  115,174,456
                                                                          ===============          ==============


                 See notes to consolidated financial statements.



                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)
==================================================================================================================
                                          Three Months Ended June 30,                Six Months Ended June 30,
                                      ----------------------------------        ----------------------------------
                                           2002               2001                   2002               2001
                                      ---------------   ----------------        ---------------   ----------------
Revenue:
  Hotel operations:
    AmeriHost Inn hotels              $    11,685,235    $   12,251,152          $   20,845,162    $   22,117,815
    Other hotels                            2,976,625         2,963,923               5,233,178         5,138,261
  Development and construction              3,154,027            42,018               5,219,310           107,175
  Hotel sales and commissions               1,540,451            93,373               4,748,348         5,858,068
  Management services                         262,772           242,090                 496,709           471,898
  Employee leasing                            867,814         1,370,134               1,720,175         2,730,016
  Other                                       156,318              -                    317,988              -
                                      ---------------   ---------------         ---------------   ---------------

                                           20,643,242        16,962,690              38,580,870        36,423,233
                                      ---------------   ---------------         ---------------   ---------------
Operating costs and expenses:
  Hotel operations:
    AmeriHost Inn hotels                    7,824,102         8,507,534              15,403,551        16,692,558
    Other hotels                            2,504,103         2,098,862               5,099,282         4,274,177
  Development and construction              2,626,326           211,256               4,623,893           587,424
  Hotel sales and commissions               1,497,732              -                  3,528,680         3,717,468
  Management services                         184,297           159,455                 338,827           351,912
  Employee leasing                            856,165         1,341,867               1,676,802         2,696,781
  Other                                        28,798             -                      45,621              -
                                      ---------------   ---------------         ---------------   ---------------
                                           15,521,523        12,318,974              30,716,656        28,320,320

                                      ---------------   ---------------         ---------------   ---------------
                                            5,121,719         4,643,716               7,864,214         8,102,913

  Depreciation and amortization             1,406,141         1,148,002               2,729,830         2,269,348
  Leasehold rents - hotels                  1,336,840         1,705,280               2,818,652         3,461,139
  Corporate general and administrative        386,435           411,804                 773,594         1,025,432

                                      ---------------   ---------------         ---------------   ---------------
Operating income                            1,992,303         1,378,630               1,542,138         1,346,994

Other income (expense):
  Interest expense                         (1,451,102)       (1,389,474)             (2,874,776)       (2,797,047)
  Interest income                             134,392           122,163                 258,222           270,029
  Other income                                (22,650)           63,143                  37,360           106,388
  Gain on sale of property                       -              275,207                 327,076           590,445
  Equity in net income and (losses)
    of affiliates                            (208,551)         (159,767)               (121,583)         (272,540)
                                      ---------------   ---------------         ---------------   ---------------
Income (loss) before minority
  interests and income taxes                  444,392           289,902                (831,563)         (755,731)

Minority interests in (income) loss of
  consolidated subsidiaries and partnerships  (50,324)          (34,306)                (37,121)          (30,791)

                                      ---------------   ---------------         ---------------   ---------------
Income (loss) before income taxes             394,068           255,596                (868,684)         (786,522)

Income tax expense (benefit)                  160,000           103,000                (345,000)         (319,000)

                                      ---------------   ---------------         ---------------   ---------------

Net income (loss)                     $       234,068   $       152,596         $      (523,684)  $      (467,522)
                                      ===============   ===============         ===============   ===============

Net income (loss) per share - Basic   $          0.05   $           0.03        $        (0.11)   $         (0.09)
Net income (loss) per share - Diluted $          0.05   $           0.03        $        (0.11)   $         (0.10)

                 See notes to consolidated financial statements.



                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)
=================================================================================================================

                                                                                2002                     2001
                                                                          ---------------         ---------------
Cash flows from operating activities:

    Cash received from customers                                          $    39,145,568         $    37,508,895
    Cash paid to suppliers and employees                                      (30,134,918)            (28,816,393)
    Interest received                                                             281,545                 101,262
    Interest paid                                                              (2,893,044)             (2,798,308)
    Income taxes paid                                                            (119,523)               (276,353)

                                                                          ---------------         ---------------
Net cash provided by operating activities                                       6,279,628               5,719,103
                                                                          ---------------         ---------------

Cash flows from investing activities:

    Distributions, and collections on advances,
       from affiliates                                                            263,836                 475,409
    Purchase of property and equipment                                        (12,066,782)             (5,569,952)
    Purchase of investments in, and advances
       to, minority owned affiliates                                           (1,268,212)             (1,847,326)
    Acquisitions of partnership interests,
       net of cash acquired (Note 7)                                             (796,786)               (795,384)
    Collections on notes receivable                                                 6,721                  13,089
    Proceeds from sale of assets                                                   (6,700)                   -

                                                                          ---------------         ---------------
Net cash used in investing activities                                         (13,867,923)             (7,724,164)
                                                                          ---------------         ---------------

Cash flows from financing activities:

    Proceeds from issuance of long-term debt                                    9,660,858               3,500,162
    Principal payments on long-term debt                                       (3,654,444)             (4,266,789)
    Net proceeds from line of credit                                              362,585               3,185,569
    Distributions to minority interest                                           (112,819)                   -
    (Purchase) issuance of common stock                                              (311)                 13,711
    Other                                                                            -                    117,000
                                                                          ---------------         ---------------
Net cash provided by financing activities                                       6,255,869               2,549,653

                                                                          ---------------         ---------------
Net increase (decrease) in cash                                                (1,332,426)                544,592

Cash and cash equivalents, beginning of year                                    4,748,156               1,728,869

                                                                          ---------------         ---------------
Cash and cash equivalents, end of period                                  $     3,415,730         $     2,273,461
                                                                          ===============         ===============

                                   (continued)



                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)
=================================================================================================================

                                                                                2002                     2001
                                                                          ---------------         ---------------

Reconciliation of net loss to net cash provided by operating activities:

Net loss                                                                  $      (523,684)        $       (467,522)

Adjustments to reconcile net loss to net cash provided by operating activities:

   Depreciation and amortization                                                2,729,830                2,269,348
   Equity in net (income) loss of affiliates and
     amortization of deferred income                                              121,583                  272,540
   Interest from unconsolidated joint ventures                                    (43,053)                    -
   Minority interests in net income of subsidiaries                                37,121                   30,791
   Amortization of deferred gain                                                 (527,304)                (431,588)
   Deferred income taxes                                                          360,000                  314,000
   Issuance of common stock                                                           190                     -
   Gain on sale of property and equipment                                        (327,076)                (590,445)
   Proceeds from sale of hotels                                                 4,456,081                4,724,468
   Income from sale of hotels                                                    (927,401)                (986,189)

   Changes in assets and liabilities, net of effects of acquisition:

     Decrease (increase) in accounts receivable                                   366,110                 (255,169)
     Decrease (increase) in prepaid expenses and
       other current assets                                                       570,756                  (23,008)
     Increase in refundable income taxes                                         (824,523)                (909,353)
     (Increase) decrease in costs and estimated earnings
       in excess of billings                                                     (659,800)                 286,057
     Increase in other assets                                                    (141,615)                (292,228)

     Increase in accounts payable                                                 450,277                  569,250
     Increase in accrued payroll and other accrued
       expenses and current liabilities                                           322,016                  261,026
     Decrease in accrued interest                                                 (18,268)                  (1,261)
     Increase in deferred income                                                  858,388                  948,386

                                                                          ---------------         ---------------
Net cash provided by operating activities                                 $     6,279,628         $      5,719,103
                                                                          ===============         ================

                 See notes to consolidated financial statements.


                           ARLINGTON HOSPITALITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

================================================================================

1.    BASIS OF PREPARATION:
      ---------------------

      The financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Arlington Hospitality, Inc. and subsidiaries as of June 30, 2002 and December 31, 2001, and the results of its operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K. Certain reclassifications have been made to the 2001 financial statements in order to conform with the 2002 presentation.

2.    PRINCIPLES OF CONSOLIDATION:
      ----------------------------

      The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and entities in which the Company has a majority ownership interest. Significant intercompany accounts and transactions have been eliminated.

3.    CRITICAL ACCOUNTING POLICIES:
      -----------------------------

      We defined critical accounting policies as those accounting policies that require our management to exercise subjective and complex judgment. Our critical accounting policies are described in our 2001 Form 10-K.

      On January 1, 2002 we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires a long-lived asset to be sold to be classified as "held for sale" in the period in which certain criteria are met, including that the sale of the asset within one year is probable. Based on historical experience and our business strategy, we generally do not assess a sale as probable before the transaction closes. We do not believe any of our properties meet all of the criteria necessary to classify assets as held for sale as of June 30, 2002. SFAS 144 also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from our ongoing operations. We do not include the sales or operations of AmeriHost Inn hotels in discontinued operations because we retain ongoing royalty fees from those hotels after their sale. The operations of all other long-lived assets sold or classified as held for sale are reflected as discontinued operations. As of June 30, 2002, we have no identifiable discontinued operations.

4.    EARNINGS (LOSS) PER SHARE:
      --------------------------

      Basic  earnings  per share  ("EPS") is  calculated  by dividing the income
      (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration of common stock equivalents. Diluted EPS gives effect to all dilutive potential common shares outstanding for the period. The Company excluded stock options which had an anti-dilution effect on the EPS computations in all periods presented and excluded the impact of a convertible partnership interest for the three months ended June 30, 2002 as its effect was also anti-dilutive. The calculations of basic and diluted earnings (loss) per share are as follows:

                           ARLINGTON HOSPITALITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

================================================================================

4.    EARNINGS (LOSS) PER SHARE (CONTINUED):
      --------------------------------------


                                                Three Months Ended June 30,           Six Months Ended June 30,
                                               ----------------------------        -------------------------------
                                                   2002             2001               2002              2001
                                               -------------   -------------       --------------  ---------------

      Net income (loss)                        $     234,068   $     152,596       $     (523,684) $     (467,522)
      Impact of convertible
        partnership interests                           -            (18,391)             (15,943)        (58,681)
                                               -------------   -------------       --------------  --------------
      Net income (loss) available to
        common shareholders                    $     234,068   $     134,205       $     (539,627) $     (526,203)
                                               =============   =============       ==============  ==============

      Weighted average common
        shares outstanding                         4,958,077       4,980,484            4,958,079       4,979,953
      Dilutive effect of convertible
        partnership interests and
        common stock equivalents                      75,514         248,771               84,975         168,100

                                               -------------   -------------       --------------  --------------
      Dilutive common shares outstanding           5,033,591       5,229,255            5,043,054       5,148,053
                                               =============   =============       ==============  ==============

      Net income (loss) per share - Basic      $        0.05   $        0.03       $        (0.11) $        (0.09)
                                               =============   =============       ==============  ==============
      Net income (loss) per share - Diluted    $        0.05   $        0.03       $        (0.11) $        (0.10)
                                               =============   =============       ==============  ==============

5.    INCOME TAXES:
      -------------

      Deferred income taxes are provided on the differences in the bases of the Company's assets and liabilities determined for tax and financial reporting purposes and relate principally to depreciation of property and equipment and deferred income. A valuation allowance has not been recorded to reduce the deferred tax assets, as the Company expects to realize all components of the deferred tax asset in future periods. Approximately $595,000 was reclassified into refundable income taxes from deferred income taxes at June 30, 2002, based on the final determination of the appropriate tax treatment for certain fees.

      The income tax expense (benefit) for the three and six months ended June 30, 2002 and 2001 was based on the Company's estimate of the effective tax rate expected to be applicable for the full year. The Company expects the effective tax rate to approximate the Federal and state statutory rates.

6.    HOTEL LEASES:
      -------------

      The Company leases 24 hotels as of June 30, 2002 (including 22 sale/leaseback hotels - Note 9), the operations of which are included in the Company's consolidated financial statements. All of these leases are triple net and provide for monthly base rent payments ranging from $14,000 to $27,000. The leases expire through March 2014.

      Two of these leases provide for an option to purchase the hotel. The purchase prices are based upon a fixed amount approximating the fair value at the lease commencement, subject to increases in the CPI index. During the three months ended June 30, 2002, the Company exercised its option to purchase one leased hotel from a partnership in which the Company has an ownership interest for $4.5 million. The aggregate purchase price for the remaining two leased hotels was approximately $7,000,000 as of June 30, 2002.

                           ARLINGTON HOSPITALITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

================================================================================

7.    LIMITED PARTNERSHIP GUARANTEED DISTRIBUTIONS:
      ---------------------------------------------

      The Company was a general partner in two partnerships where the Company had guaranteed minimum annual distributions to the limited partners, including a Director of the Company, in the amount of 10% of their original capital contributions. On May 10, 2002, the Company acquired the remaining ownership interest in one of the joint ventures for $815,000 and anticipates completing the acquisition of the second joint venture on or before December 31, 2002.

8.    INVESTMENTS:
      ------------

      Effective January 1, 2001, the Company acquired the remaining ownership interest in one hotel joint venture. Effective May 1, 2002, the Company acquired the remaining ownership interest in another hotel joint venture. The following is a summary of these acquisitions:

                                                    2002              2001
                                               -------------      -------------

         Property and equipment acquired       $   2,279,309          2,100,058
         Other assets acquired                        38,400             37,023
         Long-term debt assumed                   (1,466,510)        (1,238,763)
         Other liabilities assumed                   (54,413)          (102,934)
                                               -------------      -------------
         Cash paid, net of cash acquired       $     796,786      $     795,384
                                               =============      =============

      During the second quarter of 2002, one of the Company's hotel joint ventures wrote down its hotel asset by $100,000 based upon its estimated realized value. This adjustment was included in equity in net income and (losses) of affiliates in the accompanying consolidated financial statements.

9.    SALE/LEASEBACK OF HOTELS:
      -------------------------

      In 1998 and 1999, the Company completed the sale of 30 AmeriHost Inn hotels to a Real Estate Investment Trust ("REIT") for $73 million. Upon the sales to the REIT, the Company entered into agreements to lease back the hotels for an initial term of ten years, with two five year renewal options. The lease payments are fixed at 10% of the sale price for the first three years. Thereafter, the lease payments are subject to a CPI increase with a 2% annual maximum. The Company has deferred the gain on the sale of these hotels pursuant to sale/leaseback accounting. The deferred gain is being recognized on a straight-line basis over the remaining term of the lease, as extended, as a reduction of leasehold rent expense. In January 2001, the Company amended the master lease with the REIT to provide for the sale of eight hotels by the lessor under specified terms, and to extend the initial lease term by five years. The amendment provides for four increases in rent payments of 0.25% each, if these hotels are not sold to an unrelated third party or to the Company by the dates specified. As of June 30, 2002, the Company is obligated under the terms of the amendment to either facilitate the sale to a third party, or purchase from the REIT, one hotel prior to June 5, 2003, or the 0.25% rent increase becomes effective.

      The REIT sold one of its hotels to an unrelated third party during the six months ended June 30, 2002. Consequently, the Company has terminated the lease with the REIT for this hotel and recognized a commission from the sale of this hotel, which is classified as hotel sales and commissions in the accompanying consolidated financial statements. The unamortized deferred gain related to the initial sale of this hotel was recognized upon termination of the respective lease.

                           ARLINGTON HOSPITALITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

================================================================================

10.   BUSINESS SEGMENTS:
      ------------------

      The Company's business is primarily involved in five segments: (1) hotel operations, consisting of the operations of all hotels in which the Company has a 100% or controlling ownership or leasehold interest, (2) hotel development and construction, consisting of development, construction and renovation of hotels for unconsolidated joint ventures and unrelated third parties, (3) hotel sales and commissions, resulting from the sale of AmeriHost Inn hotels, (4) hotel management, consisting of hotel management activities and (5) employee leasing, consisting of the leasing of employees to various hotels. Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, operating income, identifiable assets, capital expenditures and depreciation and amortization, as of and for the six months ended June 30, 2002 and 2001, for each business segment, which is the information utilized by the Company's decision makers in managing the business:


         Revenues                                                 2002               2001
         --------                                            -------------       -------------

                Hotel operations                             $  26,078,340       $  27,256,076
                Hotel development and construction               5,219,310             107,175
                Hotel sales and commissions                      4,748,348           5,858,068
                Hotel management                                   496,709             471,898
                Employee leasing                                 1,720,175           2,730,016
                Other (office building)                            317,988                -
                                                             -------------       -------------
                                                             $  38,580,870       $  36,423,233
                                                             =============       =============

         Operating costs and expenses
         ----------------------------

         Hotel operations                                    $  20,502,833       $  20,966,735
         Hotel development and construction                      4,623,893             587,424
         Hotel sales and commissions                             3,528,680           3,717,468
         Hotel management                                          338,827             351,912
         Employee leasing                                        1,676,802           2,696,781
         Other (office building)                                    45,621                -
                                                             -------------       -------------
                                                             $  30,716,656       $  28,320,320
                                                             =============       =============

         Operating income
         ----------------

                Hotel operations                             $     204,643       $     635,297
                Hotel development and construction                 592,411            (493,034)
                Hotel sales and commissions                      1,219,668           2,140,600
                Hotel management                                   131,292              91,185
                Employee leasing                                    42,190              31,641
                Other (office building)                            194,747                -
                Corporate                                         (842,813)         (1,058,695)
                                                             -------------       -------------
                                                             $   1,542,138       $   1,346,994
                                                             =============       =============




                           ARLINGTON HOSPITALITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

================================================================================

10.   BUSINESS SEGMENTS (CONTINUED):
      ------------------------------

         Identifiable assets                                      2002               2001
         -------------------                                 -------------       -------------

                Hotel operations                             $ 105,567,673       $  96,073,082
                Hotel development and construction               2,176,523             534,644
                Hotel management                                    52,689            (167,925)
                Employee leasing                                   (99,161)            176,593
                Other (office building)                          6,694,182                -
                Corporate                                        8,161,535           5,463,475
                                                             -------------       -------------
                                                             $ 122,553,441       $ 102,079,869
                                                             =============       =============

         Capital expenditures
         --------------------

                Hotel operations                             $  11,788,467       $   5,474,253
                Hotel development and construction                     -                 5,975
                Hotel management                                     7,998              43,722
                Employee leasing                                       -                  -
                Other (office building)                            255,672                -
                Corporate                                           14,645              46,002
                                                             -------------       -------------
                                                             $  12,066,782       $   5,569,952
                                                             =============       =============

         Depreciation/Amortization
         -------------------------

                Hotel operations                             $   2,552,212       $   2,192,905
                Hotel development and construction                   3,005              12,786
                Hotel management                                    26,590              28,800
                Employee leasing                                     1,184               1,594
                Other (office building)                             77,620                -
                Corporate                                           69,219              33,263
                                                             -------------       -------------
                                                             $   2,729,830       $   2,269,348
                                                             =============       =============

 11.  BANK  LINE OF CREDIT:
      ---------------------

      At December 31, 2001, the Company had a $7,500,000 bank operating line-of-credit. The operating line-of-credit was collateralized by a security interest in certain of the Company's assets, including its interests in various joint ventures, was subject to interest at an annual rate equal to the bank's base lending rate plus one-half of one percent, and matured February 28, 2002. Prior to its expiration in February 2002, the Company replaced its line-of-credit with another lender. The new operating line-of-credit has a limit of $8.5 million, is collateralized by substantially all the assets of the Company, subject to first mortgages from other lenders on hotel assets, bears interest at a rate based on either the prime rate or LIBOR as chosen quarterly by the Company, plus a spread adjusted quarterly based on the Company's leverage ratio, ranging from zero to 0.5% (if Prime based) or 3.0% (if LIBOR based), and matures February 19, 2003. The new line-of-credit agreement also provides for the maintenance of certain financial covenants, including minimum tangible net worth, a maximum leverage ratio, and a minimum debt service coverage ratio. The Company was not in compliance with the maximum leverage ratio covenant as of June 30, 2002; however, the lender has waived this violation and adjusted the covenant for future periods.

                           ARLINGTON HOSPITALITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

================================================================================

12.   SUBSEQUENT EVENT:
      -----------------

      The Company anticipates exchanging a note receivable from the principals of Diversified Innkeepers, Inc. in the amount of $1,136,779 at June 30, 2002, for a 50% ownership interest in a hotel joint venture. The remaining 50% ownership interest will be held by the principals of Diversified Innkeepers, Inc. Under the terms of the partnership agreement, the Company is entitled to preferred operating distributions, as well as a preferred distribution upon the sale or refinancing of the hotel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

The Company is engaged in the development and sale of AmeriHost Inn hotels, and the ownership, operation and management of AmeriHost Inn hotels and other mid-price hotels. Since the Company's inception, the Company has constructed over 100 hotels. In addition, the Company has acquired other brand hotels, or has formed joint ventures to acquire other brand hotels. As of June 30, 2002, the Company had 65 AmeriHost Inn hotels open, of which 53 were wholly-owned or leased, one was majority-owned, and 11 were minority-owned. The Company opened four AmeriHost Inn hotels during the past twelve months. The Company intends to use the AmeriHost Inn brand when expanding its hotel operations segment. As of June 30, 2002, three wholly-owned AmeriHost Inn hotels were under construction. Same room revenues for all AmeriHost Inn hotels owned and operated by the Company, including minority owned hotels, increased approximately 5.3% during the second quarter of 2002, compared to the second quarter of 2001, attributable to a 9.5% increase in occupancy, partially offset by a decrease of $2.24 in average daily rate. These results relate to the 60 AmeriHost Inn hotels that were operating for at least thirteen full months during the six months ended June 30, 2002.

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

Revenues from Consolidated AmeriHost Inn hotels decreased 4.6% and 5.8% to $11.7 million and $20.8 million during the three and six months ended June 30, 2002, from revenues of $12.3 million and $22.1 million during the three and six months ended June 30, 2001, respectively, due primarily to the sale of hotels. Revenues from the development segment increased to $3.2 million and $5.2 million during the three and six months ended June 30, 2002, from $42,018 and $107,175 for the three and six months ended June 30, 2001, respectively, due to the increase in hotel development activity for minority-owned and third party entities. Revenues from hotel sales and commissions decreased 18.9% to $4.7 million during the six months ended June 30, 2002, from $5.9 million for the six months ended June 30, 2001, as a result of the sale of three AmeriHost Inn hotels during the first six months of 2002, including one in the second quarter, versus the sale of five AmeriHost Inn hotels during the first six months of 2001. Revenues from hotel management and employee leasing segments decreased by 29.9% and 30.8% in total during the three and six months ended June 30, 2002, respectively, due primarily to the sale or termination of hotels under management contracts. Revenues from Consolidated non-AmeriHost Inn hotels increased 0.4% and 1.8% during the three and six months ended June 30, 2002, respectively, compared to 2001, as a result primarily of the acquisition of one non-AmeriHost Inn hotel during December 2001. Total revenues increased 21.7% and 5.9% to $20.6 million and $38.6 million during the three and six months ended June 30, 2002, from $17.0 million and $36.4 million during the three and six months ended June 30, 2001. The Company recorded net income of $234,068 for the second quarter of 2002, or $0.05 per diluted share, compared to net income of $152,596 or $0.03 per diluted share in 2001. The Company recorded a net loss of ($523,684) for the six months ended June 30, 2002, or ($0.11) per diluted share, compared to net loss of ($467,522), or ($0.10) per diluted share, for the six months ended June 30, 2001.

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

The Company uses Cash Flow, defined as net income plus depreciation and amortization, as a supplemental performance measure, along with net income, to report its operating results. Net income plus depreciation and amortization is not defined by Generally Accepted Accounting Principles ("GAAP"), however the Company believes it provides relevant information about its operations and is necessary for an understanding of the Company's operations, given its significant investment in real estate. Cash Flow, as defined, should not be considered as an alternative to operating income (as determined in accordance with GAAP) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Cash Flow, as defined, increased 26.1% and 22.4% to $1.6 million and $2.2 million during the three and six months ended June 30, 2002, from $1.3 million and $1.8 million during the three and six months ended June 30, 2001.

Excluding hotels under construction, the Company had an ownership interest in 75 hotels at June 30, 2002, versus 77 hotels at June 30, 2001. The increased ownership from the development of AmeriHost Inn hotels for the Company's own account and the acquisition of a non-AmeriHost Inn hotel was offset by the sale of AmeriHost Inn hotels to Cendant franchisees. Total Consolidated hotels decreased slightly to 62 hotels at June 30, 2002, versus 63 hotels at June 30, 2001.

CRITICAL ACCOUNTING POLICIES

We define critical accounting policies as those accounting policies that require our management to exercise subjective and complex judgment. Our critical accounting policies are described in our 2001 Form 10-K.

In addition, on January 1, 2002 we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires a long-lived asset to be sold to be classified as "held for sale" in the period in which certain criteria are met, including that the sale of the asset within one year is probable. Based on historical experience and our business strategy, we generally do not assess a sale as probable before the transaction closes. We do not believe any of our properties meet all of the criteria necessary to classify assets as held for sale as of June 30, 2002. SFAS 144 also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from our ongoing operations. We do not include the sales or operations of AmeriHost Inn hotels in discontinued operations because we retain ongoing royalty fees from those hotels after their sale. The operations of all other long-lived assets sold or classified as held for sale are reflected as discontinued operations. As of June 30, 2002, we have no identifiable discontinued operations.


RESULTS OF OPERATIONS  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED
   TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

Revenues increased 21.7% and 5.9% to $20.6 million and $38.6 million during the three and six months ended June 30, 2002, respectively, from $17.0 million and $36.4 million during the three and six months ended June 30, 2001. The increase in revenue was primarily due to increases in hotel development revenues during 2002 and hotel sales and commissions during the three months ended June 30, 2002.

Hotel operations revenue decreased 3.6% and 4.3% to $14.7 million and $26.1 million during the three and six months ended June 30, 2002, respectively, from $15.2 million and $27.3 million during the three and six months ended June 30, 2001. Revenues from Consolidated AmeriHost Inn hotels decreased 4.6% and 5.8% to $11.7 million and $20.8 million during the three and six months ended June 30, 2002, respectively, from $12.3 million and $22.1 million during the three and six months ended June 30, 2001. These decreases were attributable primarily to the sale of seven Consolidated AmeriHost Inn hotels to Cendant franchisees, partially offset by the opening of four newly constructed AmeriHost Inn hotels. Revenues from Consolidated other brand hotels increased 0.4% and 1.8% to $3.0 million and $5.2 million during the three and six months ended June 30, 2002, respectively. These increases were primarily the result of the acquisition of one non-AmeriHost Inn Consolidated hotel during December 2001. The hotel operations segment included the operations of 62 Consolidated hotels (including 54 AmeriHost Inn hotels) comprising 4,535 rooms at June 30, 2002, compared to 63 Consolidated hotels (including 57 AmeriHost Inn hotels) comprising 4,446 rooms at June 30, 2001. The Company has experienced an increase in competition in certain markets, primarily from newly constructed hotels. As a result, there is increased downward pressure on occupancy levels and average daily rates. The Company believes that as the number of AmeriHost Inn hotels increases, the greater the benefits will be at all locations from marketplace recognition and repeat business. In addition, the Company typically builds new hotels in growing markets where it anticipates a certain level of additional hotel development.

Hotel development revenue increased to $3.2 million and $5.2 million during the three and six months ended June 30, 2002, respectively, from $42,018 and $107,175 during the three and six months ended June 30, 2001. Hotel development revenues are directly related to the number of hotels being developed and constructed for minority-owned entities or unrelated third parties. The Company was constructing two hotels for minority-owned entities or unrelated third parties during the first six months of 2002, compared to none during the first six months of 2001. However, the Company also had several additional projects in various stages of pre-construction development during both six-month periods. In addition, Cendant pays the Company a development incentive fee every time the Company sells one of its existing AmeriHost Inn hotels to a buyer who executes an AmeriHost Inn franchise agreement with Cendant. The Company received approximately $535,000 and $771,000 in development incentive fees from the sale of AmeriHost Inn hotels during the second quarter and first six months of 2002, respectively. These fees are deferred and recognized as revenue over a 76-month period. Approximately $91,000 and $162,000 was recognized as hotel development revenue in the second quarter and first six months of 2002. Cendant also pays the Company a portion of all royalty fees Cendant receives from all of its AmeriHost Inn franchisees. Generally, Cendant receives royalty fees from each of their franchisees based upon a percentage of guest room revenue, ranging from 4% to 5%. In turn, Cendant will pay the Company a portion of this fee as stipulated in the agreement. The Company recorded approximately $50,000 and $87,000 in royalty sharing payments during the second quarter and first six months of 2002, respectively. The Company generally records this royalty sharing fee as hotel development segment revenue when the related royalty fee is received.

The Company recorded $1.5 million and $4.7 million in hotel sales and commission revenue during the three and six months ended June 30, 2002, respectively, compared to $93,373 and $5.9 million during the three and six months ended June 30, 2001. The Company and the REIT which owns certain of the Company's leased hotels, closed on the sale of three AmeriHost Inn hotels during the first six months of 2002, including one in the second quarter of 2002, versus five AmeriHost inn hotels during the first six months of 2001, including one during the second quarter of 2001. The Company intends to continue to build and sell AmeriHost Inn hotels in order to maximize the value inherent in the Cendant transaction while enhancing net income and cash flow. The AmeriHost Inn hotel that was sold during the second quarter of 2001 was owned by the REIT; therefore, the revenues from this segment only included a commission on the sale of this hotel.

Hotel management revenue increased 8.5% and 5.3% to $262,772 and $496,709 during the three and six months ended June 30, 2002, respectively, from $242,090 and $471,898 during the three and six months ended June 30, 2001. The number of hotels managed for third parties and minority-owned entities was 15 hotels, representing 1,212 rooms, at June 30, 2002, versus 16 hotels, representing 1,318 rooms, at June 30, 2001. The decrease from the elimination of management fees from a minority-owned hotel upon its consolidation during the fourth quarter of 2001, was offset by the increase in same room revenues, which is the basis for the management fee revenue.

Employee leasing revenue decreased 36.7% and 37.0% to $867,814 and $1.7 million during the three and six months ended June 30, 2002, respectively, from $1.4 million and $2.7 million during the three and six months ended June 30, 2001, due primarily to the reduction in rooms managed for minority-owned entities and unrelated third parties as described above, a concerted effort to decrease payroll costs which is the basis for the employee leasing revenue, and the treatment of workers compensation insurance cost in 2002.

Other revenue, consisting of leasing revenue from the Company's office building was $156,318 and $317,988 during the three and six months ended June 30, 2002. On October 1, 2001, the Company purchased the office building in which its headquarters is located. The building contains approximately 50,000 rentable square feet, of which the Company occupies approximately 19,000 square feet. Nearly all of the remaining space is leased to unrelated third parties pursuant to long-term leases.

Total operating costs and expenses increased 26.0% and 8.5% to $15.5 million (75.2% of total revenues) and $30.7 million (79.6% of total revenues) during the three and six months ended June 30, 2002, respectively, from $12.3 million (72.6% of total revenues) and $28.3 million (77.8% of total revenues) during the three and six months ended June 30, 2001, primarily due to increases in operating costs and expenses from the hotel development and sale of hotel segments as described below. Operating costs and expenses in the hotel operations segment decreased 2.6% and 2.2% to $10.3 million and $20.5 million during the three and six months ended June 30, 2002, respectively. A decrease in operating costs associated with the fewer number of hotels included in this segment (62 hotels at June 30, 2002, versus 63 hotels at June 30, 2001), and the decrease in energy costs during the first six months of 2002 compared to 2001, were partially offset by the acquisition of one non-AmeriHost Inn hotel and the consolidation of another non-AmeriHost Inn hotel which was previously accounted for by the equity method. Hotel operations segment operating costs and expenses as a percentage of segment revenue increased to 70.4% and 78.6% during the three and six months ended June 30, 2002, from 69.7% and 76.9% during the three and six months ended June 30, 2001. Operating costs and expenses as a percentage of revenues for the Consolidated AmeriHost Inn hotels decreased to 67.0% and 73.9% during the three and six months ended June 30, 2002, from 69.4% and 75.5% during the three and six months ended June 30, 2001. Operating costs and expenses as a percentage of revenues from the other Consolidated hotels increased to 84.1% and 97.4% during the three and six months ended June 30, 2002, from 70.8% and 83.2% during the three and six months ended June 30, 2001, due primarily to the acquisition and consolidation of the two non-AmeriHost Inn hotels and the associated operating costs therefrom.

Operating costs and expenses for the hotel development segment increased to $2.6 million and $4.6 million during the three and six months ended June 30, 2002, from $211,256 and $587,424 during the three and six months ended June 30, 2001, consistent with increase in hotel development revenues for the three and six months ended June 30, 2002. Operating costs and expenses in the hotel development segment as a percentage of segment revenue decreased during the three and six month periods ended June 30, 2002 due to the increase in hotel construction activity from third parties and minority-owned entities.

Hotel management segment operating costs and expenses increased 15.6% and decreased 3.7% to $184,297 and $338,827 during the three and six months ended June 30, 2002, respectively, from $159,445 and $351,912 during the three and six months ended June 30, 2001. These decreases were primarily due to the decrease in the number of hotel rooms operated and managed for unrelated third parties and minority-owned entities. Employee leasing operating costs and expenses decreased 36.2% and 37.8% to $856,165 and $1.7 million during the three and six months ended June 30, 2002, respectively, from $1.3 million and $2.7 million during the three and six months ended June 30, 2001, which is consistent with the 36.7% and 37.0% decrease in segment revenue for the three and six months ended June 30, 2002.

Other operating costs and expenses of $28,798 and $45,621 during the three and six months ended June 30, 2002, consisted of expenses related to the management of the Company's office building. On October 1, 2001, the Company purchased the office building in which its headquarters is located and assumed the landlord duties for the other tenants.

Depreciation and amortization expense increased 22.5% and 20.3% to $1.4 million and $2.7 million during the three and six months ended June 30, 2002, respectively, from $1.1 million and $2.3 million during the three and six months ended June 30, 2001. The increases were primarily attributable to the acquisition of the office building, the opening of newly constructed hotels, and the acquisition or consolidation of existing hotels, offset by the sale of consolidated hotels during the last twelve months.

Leasehold rents - hotels decreased 21.6% and 18.6% to $1.3 million and $2.8 million during the three and six months ended June 30, 2002, respectively, compared to $1.7 million and $3.5 million during the three and six months ended June 30, 2001. The decrease was due to the sale of five leased AmeriHost Inn hotels during the last 18 months, and the acquisition of three hotels pursuant to lease-purchase options during the past twelve months.

Corporate general and administrative expense decreased 6.2% and 24.6% to $386,435 and $773,594 during the three and six months ended June 30, 2002, respectively, from $411,804 and $1.0 million during the three and six months ended June 30, 2001, and can be attributed primarily to the expense related to stock options issued to consultants and transitional accounting fees incurred during the first quarter of 2001.

The Company's operating income increased 44.5% and 14.5% to $2.0 million and $1.5 million during the three and six months ended June 30, 2002, respectively, from $1.4 million and $1.3 million during the three and six months ended June 30, 2001. The following discussion of operating income by segment is exclusive of any corporate general and administrative expense. Operating income from Consolidated AmeriHost Inn hotels increased 19.8% and 48.3% to $1.7 million and $1.2 million during the three and six months ended June 30, 2002, respectively, from $1.5 million and $782,398 during the three and six months ended June 30, 2001. These increases in operating income were due to the increase in same room revenues and decreases in certain hotel operating expenses including energy costs. Operating income from the hotel development segment increased to $526,343 and $592,411 during the three and six months ended June 30, 2002, from ($175,630) and ($493,034) during the three months ended June 30, 2001. The increases in hotel development operating income were due to the increase in hotels developed and constructed for third parties and minority-owned entities during the second quarter and first six months of 2002, compared with the second quarter and first six months of 2001. Operating income from hotel sales and commissions decreased to $42,719 and $1.2 million during the three and six months ended June 30, 2002, from $93,373 and $2.1 million during the three and six months ended June 30, 2001. These decreases were due to the sale of three AmeriHost Inn hotels during the first six months of 2002, versus the sale of five during the six months ended June 30, 2001. The hotel management segment had operating income of $65,394 and $131,292 during the three and six months ended June 30, 2002, compared to operating income of $68,235 and $91,185 during the three and six months ended June 30, 2001. The increase during the six months ended June 30, 2002, was due primarily to a reduction in hotel management operating expenses. Employee leasing operating income decreased to $11,081 during the three months ended June 20, 2002, from $27,470 during the three months ended June 30, 2001, and increased to $42,190 during the six months ended June 30, 2002, from $31,641 during the six months ended June 30, 2001, due primarily to the decrease in employee leasing operating expenses. Other operating income of $86,465 and $194,747 during the three and six months ended June 30, 2002, was attributable to the acquisition in 2001 of the office building in which the Company's headquarters is located.

Interest expense increased slightly to $1.5 million and $2.9 million during the three and six months ended June 30, 2002, respectively, from $1.4 million and $2.8 million during the three and six months ended June 30, 2001. The decrease attributable to sale of AmeriHost Inn hotels, whereby the Company does not incur any interest expense on sold hotels after the sale dates, the decrease from lower interest on floating rate debt, and the reduction of fixed interest rates pursuant to loan modifications executed in 2001, was offset by the mortgage financing of newly constructed or acquired Consolidated hotels. The Company capitalizes interest expense incurred during the pre-opening construction period of a Consolidated hotel project, as part of the total development cost. The amount capitalized includes both interest charges from a direct construction loan, plus interest computed at the Company's incremental borrowing rate on the total costs incurred to date in excess of the construction loan funding.

The Company's share of equity in income (loss) of affiliates decreased to ($208,551) during the three months ended June 30, 2002, from ($159,767) during the three months ended June 30, 2001. The Company's share of equity in income
(loss) of affiliates increased to ($121,583) during the six months ended June 30, 2002, from ($272,540) during the six months ended June 30, 2001. The fluctuations in equity of affiliates during the second quarter and first six months of 2002, compared to 2001, were primarily attributable to the write down to net realizable value of property in a hotel partnership by $100,000 during the second quarter of 2002, and the recognition of the Company's share of the operations in excess of the Company's ownership interest as a result of its position as general partner. Distributions from affiliates were $10,310 during the six months ended June 30, 2002, compared to $10,059 during the six months ended June 30, 2001.

The Company anticipates exchanging a note receivable from the principals of Diversified Innkeepers, Inc. in the amount of $1,136,779 at June 30, 2002, for a 50% ownership interest in a hotel joint venture. The remaining 50% ownership interest will be held by the principals of Diversified Innkeepers, Inc. Under the terms of the partnership agreement, the Company is entitled to preferred operating distributions, as well as a preferred distribution upon the sale or refinancing of the hotel.

The Company recorded gains from the sale of assets of $0 and $327,076 during the three and six months ended June 30, 2002, compared to $275,207 and $590,445 during the three and six months ended June 30, 2001. These gains were comprised primarily of the unamortized deferred gains remaining from the original sale of these hotels to the REIT, which were recognized upon the consummation of the sales of these hotels by the REIT to unrelated third parties and the simultaneous termination of the Company's leases with the REIT. Two hotels were sold by the REIT during the first six months of 2001, and one hotel was sold by the REIT during the first six months of 2002. The Company expects to continue recognizing the unamortized deferred gain from the future sale of REIT owned hotels.

The Company recorded income tax expense of $160,000 and $103,000 during the three and six months ended June 30, 2002 and 2001, respectively, and an income tax benefit of $345,000 and $319,000 during the three and six months ended June 30, 2002 and 2001, respectively, which are directly related to the pre-tax income during the second quarter of 2002 and 2001, and the pre-tax losses incurred during the first six months of 2002 and 2001.

The Company reported a net income of $234,068 and $152,596 during the three months ended June 30, 2002 and 2001, respectively, and a net loss of ($523,684) and ($467,522) during the first six months of 2002 and 2001, primarily due to the factors discussed above.

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

During the first six months of 2002, the Company provided cash from operations of $6.3 million, compared to $5.7 million the first six months of 2001, or an increase in cash provided by operations of approximately $560,000. The increase in cash flow from operations during the first six months of 2002, when compared to 2001, can be attributed primarily to the increase in hotel development activity for a third party and a minority-owned entity and the increase in operating income from AmeriHost Inn hotels.

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

Pursuant to an amendment to the Master lease agreement with the REIT, the Company can facilitate the sale of up to eight leased hotels by the REIT. When the REIT sells a leased hotel to a buyer who becomes an AmeriHost Inn franchisee of Cendant, the Company receives: (i) a commission from the REIT for facilitating the transaction which is based upon the sale price, (ii) an incremental fee from Cendant, and (iii) long-term royalty sharing fees from Cendant from the future royalties paid to Cendant. Both the Company and the REIT choose which properties are sold. For each hotel chosen by the Company, one hotel is also chosen by the REIT. The Company's choice is final when the sale transaction closes. The REIT makes their corresponding choice at this time. If the Company and the REIT are not successful in selling the REIT's choice, then the Company is obligated under the agreement to purchase the hotel from the REIT. If the Company does not complete the purchase of the hotel within the specified time period, then the Company's rent payment shall be increased by 0.25% each time. The Company cannot close on the sale of its third and fourth choice until the first and second REIT choices have been sold (or purchased by the Company), respectively. During 2001, the Company facilitated the sale of two hotels by the REIT (the Company's first and second choices), and purchased one hotel from the REIT (the REIT's first choice). The Company purchased the REIT's second choice during the second quarter of 2002, using approximately $700,000 in cash, plus mortgage financing already committed from an affiliate of the REIT. The Company must facilitate the sale or purchase the REIT's third choice by June 5, 2003.

On September 18, 2000, the Company finalized the terms of an agreement to purchase the remaining ownership interests in three existing joint ventures at a specified price. One of these acquisitions was completed in 2001, one was completed during the second quarter of 2002 using approximately $800,000, and the remaining one must be completed before December 31, 2002. The Company expects to use approximately $800,000 for the purchase of the remaining joint venture interests.

During the first six months of 2002, the Company used $13.9 million in investing activities compared to using $7.7 million during the first six months of 2001. During the first six months of 2002, the Company bought out the partners' interests in one joint venture for $796,786, used $12.1 million to purchase property and equipment for Consolidated AmeriHost Inn hotels, and used $1.0 million for investments in and advances to affiliates, net of distributions and collections on advances from affiliates. During the first six months of 2001, the Company bought out the partners' interests in one joint venture for $795,384, used $5.6 million to purchase property and equipment for Consolidated AmeriHost Inn hotels, and used $1.4 million for investments in and advances to affiliates, net of distributions and collections on advances from affiliates.

Cash provided by financing activities was $6.3 million during the first six months of 2002 compared to $2.5 million during the first six months of 2001. In 2002, the primary factors were $9.7 million in proceeds from the mortgage financing of Consolidated hotels and net proceeds of $362,585 on the Company's operating line-of-credit, offset by principal repayments of $3.7 million on the mortgage financing of Consolidated hotels, including the repayment of mortgages in connection with the sale of hotels. In 2001, the contributing factors were $3.5 million in proceeds from the issuance of long-term debt, and $3.2 million in net proceeds from the Company's operating line-of-credit, offset by principal repayments of $4.3 million on the mortgage financing of Consolidated hotels, including the repayment of mortgages in connection with the sale of hotels. Approximately $6.4 million is classified as current portion of long-term debt, including two mortgages which are due within the next twelve months. The Company expects these loans to be repaid through the sale of the hotels or refinanced prior to maturity.

The Company, through wholly-owned subsidiaries, is a general partner or managing member in 18 joint ventures. As such, the Company is secondarily liable for the obligations and liabilities of these joint ventures. As of June 30, 2002, these joint ventures had $32.5 million outstanding under mortgage loan agreements. Approximately $7.5 million of this amount has been included in the Company's consolidated financial statements as of June 30, 2002 since it is from joint ventures in which the Company has a majority or controlling ownership interest, leaving approximately $24.9 million in off balance sheet mortgage debt with unconsolidated joint ventures. Of this amount, the Company has also provided approximately $13.9 million in guarantees to the lenders. Other partners have also guaranteed portions of this amount. One unconsolidated joint venture mortgage loan in the amount of $1.6 million at June 30, 2002, matures in 2002. The hotel owned by this joint venture is currently under contract for sale. The Company expects this loan to be repaid from the sale proceeds or refinanced prior to its maturity. One unconsolidated joint venture mortgage loan in the amount of $1.8 million at June 30, 2002 matures in 2003. The Company expects this loan to be extended or refinanced prior to its maturity. The remaining joint venture mortgage loans mature after 2003.

From time to time, the Company advances funds to joint ventures for working capital and renovation projects. The Company has also provided the mortgage financing for one unconsolidated joint venture. The advances, including the mortgage note, bear interest at rates ranging from prime to 10% per annum and are due upon demand. The advances were $7.2 million at June 30, 2002, and are included in investments in and advances to unconsolidated hotel joint ventures in the Company's consolidated financial statements. The Company expects the joint ventures to repay these advances through cash flow generated from hotel operations, mortgage financing, and/or the sale of the hotel.

Certain of the Company's hotel mortgage notes and the Company's office building mortgage note contain financial covenants, principally minimum net worth requirements, debt to equity ratios, and minimum debt service coverage ratios. These financial covenants are typically measured annually, based upon the Company's fiscal year end. The Company is not aware of any covenant violations as of June 30, 2002.

At June 30, 2002, the Company had $7.2 million outstanding under its operating line-of-credit. The operating line-of-credit has a limit of $8.5 million, is collateralized by substantially all the assets of the Company subject to first mortgages from other lenders on hotel assets, bears interest at a rate based on either the prime rate or LIBOR, plus a spread adjusted quarterly based on the Company' leverage ratio, ranging from zero to 0.5% (if prime based) or 3.0% (if LIBOR based), and matures February 19, 2003. The line-of-credit agreement also provides for the maintenance of certain financial covenants, including minimum tangible net worth, a maximum leverage ratio, and a minimum debt service coverage ratio. The Company was not in compliance with the maximum leverage ratio covenant as of June 30, 2002; however, the lender has waived this violation and adjusted the covenant for future periods.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

On April 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS no. 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which amended SFAS No. 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in AP B Opinion No. 30, "Reporting the Results of Operations-Reporting he Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption extinguishments of debt shall be classified under the criteria in APB Opinion No. 30. The Company does not believe the adoption of SFAS 145 will have a material effect on its financial statements.

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

The table below provides information about financial instruments that are sensitive to changes in interest rates, for each interest rate sensitive asset or liability as of June 30, 2002. The carrying amounts reflected approximate the estimated fair values. As the table incorporates only those exposures that existed as of June 30, 2002, it does not consider those exposures or positions which could arise after that date. Moreover, the information presented therein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, hedging strategies and prevailing interest rates at the time.
                                                                 Average Nominal
                                               Carrying Value      Interest Rate
                                               --------------      -------------

Operating line of credit - variable rate       $    7,156,287         5.50%
Mortgage debt - fixed rate                     $   34,074,599         7.55%
Mortgage debt - variable rate                  $   45,597,246         6.38%

                           PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

             (a)       Reports on Form 8-K:

                       There were no reports on Form 8-K filed during this period covered by this report.

             (b)       Exhibits:

                       The following are included as exhibits to this report on Form 10-Q:

                       Exhibit No.    Description
                       -----------    -----------

                          3.2 By-laws of Arlington Hospitality, Inc. (as amended June 27, 2002)
                         99.1         Certification   pursuant   to   18  U.S.C.
                                      Section    1350   as  Adopted Pursuant  to
                                      Section  906  of the Sarbanes-Oxley Act of
                                      2002


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


                                          ARLINGTON HOSPITALITY, INC.
                                          ---------------------------
                                                  Registrant


Date:  August 13, 2002
                                          By:      /s/ James B. Dale
                                                   -----------------------------
                                                   James B. Dale
                                                   Chief Financial Officer