Form 10-Q
period 2002-09-30
ARLINGTON HOSPITALITY INC
filed 2002-11-14
CIK 778423

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


        [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended          SEPTEMBER 30, 2002
                                                 -------------------------------

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

As of November 14, 2002, 4,958,081 shares of the Registrant's Common Stock were outstanding.


================================================================================

                           ARLINGTON HOSPITALITY, INC.

                                    FORM 10-Q

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002



                                      INDEX



                       PART I: Financial Information                      Page
                       -----------------------------                      ----

Item 1.  Financial Statements

Consolidated Balance Sheets as of September 30, 2002
    and December 31, 2001                                                   4

Consolidated Statements of Operations for the Three and Nine
    Months Ended September 30, 2002 and 2001                                6

Consolidated Statements of Cash Flows for the Nine Months
    Ended September 30, 2002 and 2001                                       7

Notes to Consolidated Financial Statements                                  9

Item 2.  Management's Discussion and Analysis                              17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        26

Item 4.  Controls and Procedures                                           26


                            PART II: Other Information
                            --------------------------

Item 4.  Submission of Matters to a Vote of Securities Holders             27

Item 6.  Exhibits and Reports on Form 8-K                                  27

Signatures and Certifications                                              28

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------



                            ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)

==================================================================================================================

                                                                            September 30,             December31,
                                                                                2002                     2001
                                                                          ---------------         ----------------
                          ASSETS

Current assets:
    Cash and cash equivalents                                             $     2,379,390          $    4,748,156
    Accounts receivable, less an allowance of $150,000 at
       September 30, 2002 and December 31, 2001 (including
       approximately $210,000 and
       $126,000 from related parties)                                           2,111,700               2,343,423
    Notes receivable, current portion                                              15,000                 518,499
    Prepaid expenses and other current assets                                     458,837                 998,559
    Refundable income taxes                                                       914,482                    -
    Costs and estimated earnings in excess of billings on
       uncompleted contracts with related parties                               1,187,821               1,079,137
                                                                          ---------------          --------------

         Total current assets                                                   7,067,230               9,687,774
                                                                          ---------------          --------------

Investments in and advances to unconsolidated
         hotel joint ventures (Note 8)                                          6,598,715               5,404,744
                                                                          ---------------          --------------

Property and equipment:
    Land                                                                       13,914,819              12,454,360
    Buildings                                                                  81,716,449              68,095,453
    Furniture, fixtures and equipment                                          27,083,778              24,189,969
    Construction in progress                                                    2,925,966               5,973,890
    Leasehold improvements                                                      2,781,336               2,899,179
    Assets held for sale                                                             -                  2,187,822
                                                                          ---------------          --------------
                                                                              128,422,348             115,800,673

    Less accumulated depreciation and amortization                             26,650,860              22,905,635
                                                                          ---------------          --------------
                                                                              101,771,488              92,895,038
                                                                          ---------------          --------------

Notes receivable, less current portion                                            435,000               1,000,000

Deferred income taxes (Note 5)                                                  2,104,000               3,247,000

Other assets, net of accumulated amortization of
    $1,153,000 and $986,000                                                     2,736,907               2,939,900
                                                                          ---------------          --------------
                                                                                5,275,907               7,186,900

                                                                          $   120,713,340          $  115,174,456
                                                                          ===============          ==============



                                   (continued)




                            ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)

==================================================================================================================

                                                                            September 30,             December 31,
                                                                                2002                     2001
                                                                          ---------------         ----------------

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $     2,526,392          $    2,467,704
    Bank line-of-credit                                                         5,981,287               6,793,702
    Accrued payroll and related expenses                                          910,249                 784,533
    Accrued real estate and other taxes                                         2,323,781               1,952,875
    Other accrued expenses and current liabilities                                409,722                 452,086
    Current portion of long-term debt                                           7,584,938               2,110,652
    Income taxes payable                                                             -                    286,670
                                                                          ---------------          --------------

         Total current liabilities                                             19,736,369              14,848,222
                                                                          ---------------          --------------


Long-term debt, net of current portion                                         70,884,468              70,088,269
                                                                          ---------------          --------------

Deferred income (Note 9)                                                       10,457,758              10,714,735
                                                                          ---------------          --------------

Commitments and contingencies

Minority interests                                                                346,264                 456,631
                                                                          ---------------          --------------


Shareholders' equity:
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                                     -                       -
    Common stock, $.005 par value; authorized 25,000,000 shares;
       issued and outstanding 4,958,056 shares at September 30, 2002
       and 4,958,081 shares at December 31, 2001                                   24,790                  24,790
    Additional paid-in capital                                                 13,171,030              13,171,151
    Retained earnings                                                           6,529,536               6,307,533

                                                                               19,725,356              19,503,474
    Less:
         Stock subscriptions receivable                                          (436,875)               (436,875)

                                                                               19,288,481              19,066,599

                                                                          $   120,713,340          $  115,174,456
                                                                          ===============          ==============



                                       See  notes  to   consolidated   financial statements.



                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

==================================================================================================================

                                       Three Months Ended September 30,         Nine Months Ended September 30,
                                      ---------------------------------         -------------------------------
                                           2002               2001                   2002               2001
                                      ---------------   ---------------         ---------------   ----------------
Revenue:
  Hotel operations:
    AmeriHost Inn hotels              $    12,737,246    $   12,939,843         $    33,582,408    $   35,057,658
    Other hotels                            3,242,781         3,121,609               8,475,959         8,259,870
  Development and construction              1,060,605           847,745               6,279,915           954,920
  Hotel sales and commissions                    -            4,231,045               4,748,348        10,089,113
  Management services                         266,931           257,808                 763,640           729,706
  Employee leasing                            929,164         1,157,587               2,649,339         3,887,603
  Other                                       153,254              -                    471,242              -
                                      ---------------   ---------------         ---------------   ---------------
                                           18,389,981        22,555,637              56,970,851        58,978,870
                                      ---------------   ---------------         ---------------   ---------------
Operating costs and expenses:
  Hotel operations:
    AmeriHost Inn hotels                    8,271,494         8,505,417              23,675,045        25,197,975
  Other hotels                              2,534,850         2,392,241               7,634,132         6,666,418
  Development and construction                944,824           251,607               5,568,717           839,031
  Hotel sales and commissions                    -            3,118,210               3,528,680         6,835,678
  Management services                         165,628           195,742                 504,455           547,654
  Employee leasing                            916,318         1,152,710               2,593,120         3,849,491
  Other                                        71,297             1,618                 116,918             1,618
                                      ---------------   ---------------         ---------------   ---------------
                                           12,904,411        15,617,545              43,621,067        43,937,865

                                      ---------------   ---------------         ---------------   ---------------
                                            5,485,570         6,938,092              13,349,784        15,041,005

  Depreciation and amortization             1,324,173         1,129,657               4,054,003         3,399,005
  Leasehold rents - hotels                  1,305,386         1,611,347               4,124,038         5,072,486
  Corporate general and administrative        755,036           451,520               1,528,630         1,476,952

                                      ---------------   ---------------         ---------------   ---------------
Operating income                            2,100,975         3,745,568               3,643,113         5,092,562

Other income (expense):
  Interest expense                         (1,446,107)       (1,207,437)             (4,320,883)       (4,004,484)
  Interest income                             151,538           233,891                 409,760           503,920
  Other income                                452,170           507,836                 489,530           614,224
  Gain on sale of property and equipment           -            295,893                 327,076           886,338
  Equity in net income and (losses)
     of affiliates                             61,697          (122,329)                (59,886)         (394,869)

                                      ---------------   ---------------         ---------------   ---------------
Income before minority
    interests and income taxes              1,320,273         3,453,422                 488,710         2,697,691

Minority interests in (income) loss of
  consolidated subsidiaries and partnerships  (55,586)         (304,300)                (92,707)         (335,091)

                                      ---------------   ---------------         ---------------   ---------------
Income before income taxes                  1,264,687         3,149,122                 396,003         2,326,600

Income tax expense                            519,000         1,292,000                 174,000           973,000

                                      ---------------   ---------------         ---------------   ---------------

Net income                            $       745,687   $     1,857,122         $       222,003   $     1,389,600
                                      ===============   ===============         ===============   ===============

Net income per share - Basic          $          0.15   $          0.37         $          0.04   $          0.28
Net income per share - Diluted        $          0.14   $          0.35         $          0.04   $          0.25

                                       See notes to consolidated financial statements.




                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


==================================================================================================================
                                                                                2002                     2001
                                                                          ---------------         ----------------
Cash flows from operating activities:

    Cash received from customers                                          $    58,211,613         $    60,044,114
    Cash paid to suppliers and employees                                      (44,903,006)            (42,230,699)
    Interest received                                                             446,142                 543,012
    Interest paid                                                              (4,339,151)             (4,004,818)
    Income taxes paid                                                            (232,152)               (305,936)

                                                                          ---------------         ---------------
Net cash provided by operating activities                                       9,183,446              14,045,673
                                                                          ---------------         ---------------

Cash flows from investing activities:

    Distributions, and collections on advances,
       from affiliates                                                            954,088                 978,021
    Purchase of property and equipment                                        (14,054,498)            (12,907,470)
    Purchase of investments in, and advances
       to, minority owned affiliates                                           (1,418,212)             (2,412,326)
    Acquisitions of partnership interests,
       net of cash acquired (Note 7)                                             (796,786)               (795,384)
    (Advances) collections on notes receivable                                    (18,279)                188,057
    Proceeds from sale of assets                                                   (6,700)                  2,500

                                                                          ---------------         ---------------
Net cash used in investing activities                                         (15,340,387)            (14,946,602)
                                                                          ---------------         ---------------

Cash flows from financing activities:

    Proceeds from issuance of long-term debt                                    9,660,858               8,435,866
    Principal payments on long-term debt                                       (4,856,883)             (7,732,627)
    Net (repayments) proceeds from line of credit                                (812,415)              3,387,569
    Distributions to minority interest                                           (203,074)                (90,255)
    (Purchase) issuance of common stock                                              (311)                 13,141
    Other                                                                            -                    117,000
                                                                          ---------------         ---------------
Net cash provided by financing activities                                       3,788,175               4,128,694

                                                                          ---------------         ---------------
Net (decrease) increase in cash                                                (2,368,766)              3,227,766

Cash and cash equivalents, beginning of year                                    4,748,156               1,728,869

                                                                          ---------------         ---------------
Cash and cash equivalents, end of period                                  $     2,379,390         $     4,956,635
                                                                          ===============         ===============





                                   (continued)



                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

==================================================================================================================

                                                                                2002                     2001
                                                                          ---------------         ----------------
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                                                $       222,003         $      1,389,600

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                                4,054,003                3,399,004
   Equity in net (income) loss of affiliates and
     amortization of deferred income                                               59,886                  394,869
   Interest from unconsolidated joint ventures                                    (62,910)                    -
   Minority interests in net income of subsidiaries                                92,707                  335,091
   Amortization of deferred gain                                                 (801,320)                (714,955)
   Deferred income taxes                                                        1,143,000                   45,000
   Issuance of common stock                                                           190                     -
   Gain on sale of property and equipment                                        (327,076)                (886,338)
   Proceeds from sale of hotels                                                 4,830,870                9,039,507
   Income from sale of hotels                                                    (927,401)              (2,141,769)

   Changes in assets and liabilities, net of effects of acquisition:

     Decrease (increase) in accounts receivable                                    46,573                 (522,207)
     Decrease in prepaid expenses and
       other current assets                                                       579,255                  683,254
     (Increase) decrease in refundable income taxes                            (1,201,152)                 622,064
     (Increase) decrease in costs and estimated earnings
       in excess of billings                                                     (108,684)                  13,222
     Increase in other assets                                                    (177,903)                (161,511)

     Increase in accounts payable                                                  35,048                  162,571
     Increase in accrued payroll and other accrued
       expenses and current liabilities                                           441,752                  483,109
     Decrease in accrued interest                                                 (18,268)                    (335)
     Increase in deferred income                                                1,302,873                1,905,498

                                                                          ---------------         ----------------
Net cash provided by operating activities                                 $     9,183,446         $     14,045,673
                                                                          ===============         ================





                                       See notes to consolidated financial statements.



                           ARLINGTON HOSPITALITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

================================================================================

1.    BASIS OF PREPARATION:
      ---------------------

      The financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Arlington Hospitality, Inc. and subsidiaries as of September 30, 2002 and December 31, 2001, and the results of its operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K. Certain reclassifications have been made to the 2001 financial statements in order to conform with the 2002 presentation.

2.    PRINCIPLES OF CONSOLIDATION:
      ----------------------------

      The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and entities in which the Company has a controlling ownership interest. Significant intercompany accounts and transactions have been eliminated.

3.    CRITICAL ACCOUNTING POLICIES:
      -----------------------------

      We defined critical accounting policies as those accounting policies that require our management to exercise subjective and complex judgment. Our critical accounting policies are described in our 2001 Form 10-K.

      On January 1, 2002 we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires a long-lived asset to be sold to be classified as "held for sale" in the period in which certain criteria are met, including that the sale of the asset within one year is probable. Based on historical experience and our business strategy, we generally do not assess a sale as probable before the transaction closes and we do not believe any of our properties meet all of the criteria necessary to classify assets as held for sale as of September 30, 2002. SFAS 144 also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from our ongoing operations. We do not include the sales or operations of AmeriHost Inn hotels in discontinued operations because we retain ongoing royalty fees from those hotels after their sale. The operations of all other long-lived assets sold or classified as held for sale are reflected as discontinued operations. As of September 30, 2002, we have no identifiable discontinued operations.

4.    EARNINGS (LOSS) PER SHARE:
      --------------------------

      Basic  earnings  per share  ("EPS") is  calculated  by dividing the income
      (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration of common stock equivalents. Diluted EPS gives effect to all dilutive potential common shares outstanding for the period. The Company excluded stock options which had an anti-dilution effect on the EPS computations in all periods presented. The calculations of basic and diluted earnings (loss) per share are as follows:

                           ARLINGTON HOSPITALITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

================================================================================


4.    EARNINGS (LOSS) PER SHARE (CONTINUED):
      --------------------------------------


                                             Three Months Ended September 30,      Nine Months Ended September 30,
                                            ---------------------------------    ---------------------------------
                                                   2002             2001               2002              2001
                                               -------------   -------------       --------------  ---------------

      Net income                               $     745,687   $   1,857,122       $      222,003  $    1,389,600
      Impact of convertible
        partnership interests                          9,248         (18,385)              (6,695)        (76,389)
                                               -------------   -------------       --------------  --------------
      Net income available to
        common shareholders                    $     754,935   $   1,838,737       $      215,308  $    1,313,211
                                               =============   =============       ==============  ==============

      Weighted average common
        shares outstanding                         4,958,056       4,980,731            4,958,072       4,979,844
      Dilutive effect of:
        Common stock equivalents                     199,974          53,947               69,847          54,098
        Convertible partnership interests             84,975         168,100               84,975         168,100

                                               -------------   -------------       --------------  --------------
      Dilutive common shares outstanding           5,243,005       5,202,778            5,112,894       5,202,042
                                               =============   =============       ==============  ==============

      Net income per share - Basic             $        0.15   $        0.37       $          0.04 $          0.28
                                               =============   =============       =============== ===============
      Net income per share - Diluted           $        0.14   $        0.35       $          0.04 $          0.25
                                               =============   =============       =============== ===============

5.    INCOME TAXES:
      -------------

      Deferred income taxes are provided on the differences in the bases of the Company's assets and liabilities determined for tax and financial reporting purposes and relate principally to depreciation of property and equipment and deferred income. A valuation allowance has not been recorded to reduce the deferred tax assets, as the Company expects to realize all components of the deferred tax asset in future periods. Approximately $595,000 was reclassified into refundable income taxes from deferred income taxes during 2002, based on the final determination of the appropriate tax treatment for certain fees.

      The income tax expense (benefit) for the three and nine months ended September 30, 2002 and 2001 was based on the Company's estimate of the effective tax rate expected to be applicable for the full year. The Company expects the effective tax rate to approximate the Federal and state statutory rates.

6.    HOTEL LEASES:
      -------------

      The Company leases 24 hotels as of September 30, 2002 (including 22 sale/leaseback hotels - Note 9), the operations of which are included in the Company's consolidated financial statements. All of these leases are triple net and provide for monthly base rent payments ranging from $14,000 to $27,000. The leases expire through March 2014.

      Two of these leases provide for an option to purchase the hotel. The purchase prices are based upon a fixed amount approximating the fair value at the lease commencement, subject to increases in the CPI index. The aggregate purchase price for the remaining two leased hotels was approximately $7,000,000 as of September 30, 2002.

                           ARLINGTON HOSPITALITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

================================================================================


7.    LIMITED PARTNERSHIP GUARANTEED DISTRIBUTIONS:
      ---------------------------------------------

      The Company was a general partner in two partnerships where the Company had guaranteed minimum annual distributions to the limited partners, including a Director of the Company, in the amount of 10% of their original capital contributions. On September 18, 2000, the Company finalized the terms of an agreement to purchase the remaining ownership interests in these partnerships at a specified price. On May 10, 2002, the Company acquired the remaining ownership interest in one of the joint ventures for $815,000 and anticipates completing the acquisition of the second joint venture on or before April 30, 2003 for approximately $800,000.

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
                                                =============     =============

      The Company has provided approximately $16.7 million in guarantees as of September 30, 2002 on mortgage loan obligations for ten joint ventures in which the Company holds a minority equity interest, which expire at various dates through March 2021. Other partners have also guaranteed portions of the same obligations. The partners of one of the partnerships have entered into a cross indemnity agreement whereby each partner has agreed to indemnify the others for any payments made by any partner in relation to the guarantee in excess of their ownership interest. The Company has provided additional loan guarantees for joint ventures in which the Company holds a minority equity interest in the amount of $3.1 million during 2002, and has been released from approximately $1.6 million in loan guarantees during 2002 as a result of the sale of the related hotel property by the joint venture.

      During the second quarter of 2002, one of the Company's hotel joint ventures wrote down its hotel asset by $100,000, to its estimated realized value as it was determined to be permanently impaired. This adjustment was included in equity in net income and (losses) of affiliates in the accompanying consolidated financial statements.

      The Company exchanged a note and related interest receivable from the principals of Diversified Innkeepers, Inc. in the amount of approximately $1.2 million on September 1, 2002, for a 50% ownership interest in a hotel joint venture. This transaction was accounted for at fair value resulting in no gain or loss recognized. The remaining 50% ownership interest is held by the principals of Diversified Innkeepers, Inc. Under the terms of the partnership agreement, the Company is entitled to preferred operating distributions, as well as a preferred distribution upon the sale or refinancing of the hotel.

9.    SALE/LEASEBACK OF HOTELS:
      -------------------------

      In 1998 and 1999, the Company completed the sale of 30 AmeriHost Inn hotels to a Real Estate Investment Trust ("REIT") for $73 million. Upon the sales to the REIT, the Company entered into agreements to lease back the hotels for an initial term of ten years, with two five year renewal options. The lease payments are fixed at 10% of the sale price for the first three years. Thereafter, the lease payments are subject to a CPI increase with a 2% annual maximum. The Company has deferred the gain on the sale of these hotels pursuant to sale/leaseback accounting. The

                           ARLINGTON HOSPITALITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

================================================================================


      deferred gain is being recognized on a straight-line basis over the remaining term of the lease, as extended, as a reduction of leasehold rent expense. In January 2001, the Company amended the master lease with the REIT to provide for the sale of eight hotels by the lessor under specified terms, and to extend the initial lease term by five years. The amendment provides for four increases in rent payments of 0.25% each, if these hotels are not sold to an unrelated third party or to the Company by the dates specified. As of September 30, 2002, the Company is obligated under the terms of the amendment to either facilitate the sale to a third party, or purchase from the REIT, one hotel prior to June 5, 2003, or the 0.25% rent increase becomes effective.

9.    SALE/LEASEBACK OF HOTELS (CONTINUED):
      -------------------------------------

      The REIT sold one of its hotels to an unrelated third party during the nine months ended September 30, 2002. Consequently, the Company has terminated the lease with the REIT for this hotel and recognized a commission from the sale of this hotel, which is classified as hotel sales and commissions in the accompanying consolidated financial statements. The unamortized deferred gain related to the initial sale of this hotel was recognized upon termination of the respective lease.

10.   BUSINESS SEGMENTS:
      ------------------

      The Company's business is primarily involved in five segments: (1) hotel operations, consisting of the operations of all hotels in which the Company has a 100% or controlling ownership or leasehold interest, (2) hotel development and construction, consisting of development, construction and renovation of hotels for unconsolidated joint ventures and unrelated third parties, (3) hotel sales and commissions, resulting from the sale of AmeriHost Inn hotels, (4) hotel management, consisting of hotel management activities and (5) employee leasing, consisting of the leasing of employees to various hotels. Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, operating income, identifiable assets, capital expenditures and depreciation and amortization, as of and for the three and nine months ended September 30, 2002 and 2001, for each business segment, which is the information utilized by the Company's decision makers in managing the business:


                                              Three months ended September 30,    Nine months ended September 30,
         Revenues                                  2002           2001                  2002              2001
         --------                            ---------------      ------------      -------------    -------------

           Hotel operations                     $ 15,980,027  $     16,061,452      $  42,058,367    $  43,317,528
           Hotel development and construction      1,060,605           847,745          6,279,915          954,920
           Hotel sales and commissions                  -            4,231,045          4,748,348       10,089,113
           Hotel management                          266,931           257,808            763,640          729,706
           Employee leasing                          929,164         1,157,587          2,649,339        3,887,603
           Other (office building)                   153,254              -               471,242             -
                                                ------------  ----------------      -------------    -------------
                                                $ 18,389,981  $     22,555,637      $  56,970,851    $  58,978,870
                                                ============  ================      =============    =============

         Operating costs and expenses

         Hotel operations                       $ 10,806,344  $     10,897,658      $  31,309,177    $  31,864,393
         Hotel development and construction          944,824           251,607          5,568,717          839,031
         Hotel sales and commissions                    -            3,118,210          3,528,680        6,835,678
         Hotel management                            165,628           195,742            504,455          547,654
         Employee leasing                            916,318         1,152,710          2,593,120        3,849,491
         Other (office building)                      71,297             1,618            116,918            1,618
                                                ------------  ----------------      -------------    -------------
                                                $ 12,904,411  $     15,617,545     $   43,621,067    $  43,937,865
                                                ============  ================     ==============    =============

      Operating income

           Hotel operations                     $  2,646,155  $      2,448,040      $   2,850,798    $   3,083,336
           Hotel development and construction        114,440           595,775            706,852          102,743
           Hotel sales and commissions                  -            1,112,836          1,219,668        3,253,435
           Hotel management                           88,284            49,479            219,576          140,664
           Employee leasing                           12,277             4,103             54,467           35,744
           Other (office building)                    41,506            (1,618)           236,253           (1,618)
           Corporate                                (801,687)         (463,047)        (1,644,501)      (1,521,742)
                                                ------------  ----------------      -------------    -------------
                                                $  2,100,975  $      3,745,568      $   3,643,113    $   5,092,562
                                                ============  ================      =============    =============




                           ARLINGTON HOSPITALITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

================================================================================


10.   BUSINESS SEGMENTS (CONTINUED):
      ------------------------------

         Capital expenditures

           Hotel operations                     $  1,966,237  $      7,309,159      $  13,754,704    $  12,783,412
           Hotel development and construction           -                 -                  -               5,975
           Hotel management                            1,813            18,781              9,811           62,503
           Employee leasing                             -                 -                  -                -
           Other (office building)                    17,933              -               273,605             -
           Corporate                                   1,733             9,578             16,378           55,580
                                                ------------  ----------------      -------------    -------------
                                                $  1,987,716  $      7,337,518      $  14,054,498    $  12,907,470
                                                ============  ================      =============    =============

         Depreciation/Amortization

           Hotel operations                     $  1,222,142  $      1,104,407      $   3,774,354    $   3,297,312
           Hotel development and construction          1,341               361              4,346           13,147
           Hotel management                           13,019            12,588             39,609           41,388
           Employee leasing                              568               774              1,752            2,368
           Other (office building)                    40,451              -               118,071             -
           Corporate                                  46,652            11,527            115,871           44,790
                                                ------------  ----------------      -------------    -------------
                                                $  1,324,173  $      1,129,657      $   4,054,003    $   3,399,005
                                                ============  ================      =============    =============


                                                                         September 30,September 30,
         Identifiable assets                                                  2002               2001
         -------------------                                             -------------       -------------

                Hotel operations                                         $ 105,445,693       $  98,148,598
                Hotel development and construction                           2,034,119           1,299,724
                Hotel management                                               241,122            (689,533)
                Employee leasing                                              (228,958)            103,536
                Other (office building)                                      6,752,250                -
                Corporate                                                    6,469,114           7,376,704
                                                                         -------------       -------------
                                                                         $ 120,713,340       $ 106,239,029
                                                                         =============       =============


 11.  BANK  LINE OF CREDIT:
      ---------------------

      At December 31, 2001, the Company had a $7,500,000 bank operating line-of-credit. The operating line-of-credit was collateralized by a security interest in certain of the Company's assets, including its interests in various joint ventures, was subject to interest at an annual rate equal to the bank's base lending rate plus one-half of one percent, and matured February 28, 2002. Prior to its expiration in February 2002, the Company replaced its line-of-credit with another lender. The new operating line-of-credit has a limit of $8.5 million, is collateralized by substantially all the assets of the Company, subject to first mortgages from other lenders on hotel assets, bears interest at a rate based on either the prime rate or LIBOR as chosen quarterly by the Company, plus a spread adjusted quarterly based on the Company's leverage ratio, ranging from zero to 0.5% (if Prime based) or 3.0% (if LIBOR based), and matures February 19, 2003. The new line-of-credit agreement also provides for the maintenance of certain financial covenants, including minimum tangible net worth, a maximum leverage ratio, and a minimum debt service coverage.

                           ARLINGTON HOSPITALITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

================================================================================


12.   PRESIDENT/CEO SEVERANCE:
      ------------------------

      On August 15, 2002, the Company's President/Chief Executive Officer delivered six months' advance notice of intent to resign, to be effective February 15, 2003. The President/Chief Executive Officer's employment agreement provided for certain benefits upon resignation with a six-month notice. On November 7, 2002, the Company agreed to pay the President/Chief Executive Officer a severance of $325,000, plus certain expenses, in full satisfaction of the severance obligations under the employment agreement. As a provision of the severance agreement, the President/Chief Executive Officer has also agreed to provide consulting services for a period of one year for which he will be paid the cash equivalent value of certain fringe benefits currently available under his employment (including health, life, dental and disability insurance). As of September 30, 2002, the Company has accrued $383,000 for these severance benefits, which has been included in corporate general and administrative expense in the accompanying consolidated financial statements.

      In connection with the severance, the President/Chief Executive Officer has formed affiliates which have entered into agreements to purchase two hotels from the Company for a total purchase price of approximately $5.2 million, to close no later than February 15, 2003. The sale of the hotels is expected to close in December 2002, and is contingent upon satisfactory appraisals demonstrating sale of the hotels at a price not less than appraised value, financing commitments, and the successful transfer of a land lease on one of the hotels. The Company expects to record pretax income from the sale of these hotels of approximately $550,000 upon closing. In addition, the Company will be entitled to a five-year contingent purchase price participation in a percentage of the appreciation of the hotels above certain pre-determined break points, which would be triggered on sale or certain refinancing of the hotels, or if not yet sold, in all events based on appraised value on the fifth anniversary of the closing; provided however, under certain circumstances, the hotel purchasers can prepay this participation amount for $340,000 if prepaid prior to the five year anniversary of the closing. The Company will also be entitled to a fee from Cendant Finance Holding Corporation pursuant to their Development Agreement dated September 30, 2000 upon the closing of the hotel sales. The closing of the severance agreement and other agreements referenced above is contingent upon the successful closing of the hotel sale transactions. If the hotel sale transactions do not close by February 15, 2003, the severance agreements will be void. In the event the transactions close prior to February 15, 2003, the President/Chief Executive Officer will also receive additional severance and fringe benefits based upon his current salary from the closing through February 15, 2003. At closing the parties will deliver mutual releases (save for those actions for which indemnification would not be permitted under Delaware law) and the President/Chief Executive Officer will immediately resign as an officer and director of the Company. There can be no assurance that these hotel sale transactions, and the severance agreement, will be consummated.

                           ARLINGTON HOSPITALITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

================================================================================

13.   LONG-TERM DEBT:
      ---------------

      Approximately $7.6 million is classified as current portion of long-term debt, including three mortgages which are due within the next twelve months. The Company expects these loans to be repaid through the sale of the hotels or refinanced prior to maturity. The Company is currently under contract to sell one of these hotels with an outstanding mortgage balance of $2.7 million as of September 30, 2002. The remaining two mortgages bear interest at the fixed rates of 8.23% and 7.24% per annum. The Company expects to refinance these mortgages at similar interest rates.

                           ARLINGTON HOSPITALITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

================================================================================


14.   FIRE LOSS:
      ----------

      On July 4, 2002, a hotel under construction caught fire and completely burned down. At the time of the fire, the Company had recorded approximately $1.7 million in construction in progress. The Company has submitted a claim to its insurance provider which is currently being reviewed. The Company has received $1.5 million from the insurance company as a partial settlement, which ws recorded as a reduction of construction in progress. Upon final settlement, the Company expects to receive a total amount at least equal to the total construction cost incurred on the project.

15.   SUPPLEMENTAL CASH FLOW DATA:
      ----------------------------

      The following represents the supplemental schedule of noncash investing and financing activities for the nine months ended September 30:


                                                                              2002                      2001
                                                                       -----------------         -----------------

           Liabilities assumed in connection with
              acquisition of hotel partnership interests               $       1,520,923         $        1,341,697
                                                                       =================         ==================

           Exchange of note receivable and accrued
              interest for an investment in a hotel
              partnership                                              $       1,214,087
                                                                       =================

           Reclassification of deferred gain against
              basis of acquired assets (Note 9)                        $         347,989         $          511,943
                                                                       =================         ==================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------------------------------

GENERAL

The Company is engaged in the development and sale of AmeriHost Inn hotels, and the ownership, operation and management of AmeriHost Inn hotels and other mid-price hotels. Since the Company's inception, the Company has constructed over 100 hotels. In addition, the Company has acquired other brand hotels, or has formed joint ventures to acquire other brand hotels. As of September 30, 2002, the Company had 65 AmeriHost Inn hotels open, of which 54 were wholly-owned or leased, one was majority-owned, and 10 were minority-owned. The Company opened three AmeriHost Inn hotels during the past twelve months. The Company intends to use the AmeriHost Inn brand when expanding its hotel operations segment. As of September 30, 2002, three wholly-owned AmeriHost Inn hotels were under construction. Same room revenues for all AmeriHost Inn hotels owned and operated by the Company, including minority owned hotels, increased approximately 5.6% during the third quarter of 2002, compared to the third quarter of 2001, attributable to a 9.4% increase in occupancy, partially offset by a decrease of $2.05 in average daily rate. These results relate to the 60 AmeriHost Inn hotels that were operating for at least thirteen full months during the three months ended September 30, 2002.

The table below sets forth information regarding the hotels at September 30, 2002.


                                                             Open             Under
                                                             Hotels         Construction            Total
                                                     ----------------     ----------------     ---------------

                                                      Hotels    Rooms     Hotels     Rooms     Hotels    Rooms
                                                      ------    -----     ------     -----     ------    -----
         100% or majority owned or leased:
             AmeriHost Inn hotels                         55    3,544          3       230         58    3,774
             Other brands                                  8    1,051         -         -           8    1,051
                                                     -------   ------     ------   -------     ------   ------
                                                          63    4,595          3       230         66    4,825
                                                     -------   ------     ------   -------     ------   ------
         Minority ownership interest:
             AmeriHost Inn hotels                         10      684          1        96         11      780
             Other brands                                  3      350         -         -           3      350
                                                     -------   ------     ------   -------     ------   ------
                                                          13    1,034          1        96         14    1,130
                                                     -------   ------     ------   -------     ------   ------
         Totals:
             AmeriHost Inn hotels                         65    4,228          4       326         69    4,554
             Other brands                                 11    1,401         -         -          11    1,401
                                                     -------   ------     ------   -------     ------   ------
                                                          76    5,629          4       326         80    5,955
                                                     =======   ======     ======   =======     ======   ======


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

Revenues from Consolidated AmeriHost Inn hotels decreased 1.6% and 4.2% to $12.7 million and $33.6 million during the three and nine months ended September 30, 2002, from revenues of $12.9 million and $35.1 million during the three and nine months ended September 30, 2001 respectively, due primarily to the sale of hotels to franchisees, offset by increases in same room revenues. Same room revenues for all Consolidated AmeriHost Inn hotels owned and operated by the Company increased approximately 5.0% during the third quarter of 2002, compared to the third quarter of 2001, attributable to a 9.5% increase in occupancy, partially offset by a decrease of $2.49 in average daily rate. These results relate to the 51 Consolidated AmeriHost Inn hotels that were operating for at least thirteen full months during the three months ended September 30, 2002. Same room revenues for all Consolidated AmeriHost Inn hotels owned and operated by the Company increased approximately 3.7% during the first nine months of 2002, compared to the first nine months of 2001, attributable to a 7.9% increase in occupancy, partially offset by a decrease of $2.20 in average daily rate. These results relate to the 54 Consolidated AmeriHost Inn hotels that were operating for at least thirteen full months during the nine months ended September 30, 2002. Revenues from the development segment increased 25.1% and

558% to $1.1 million and $6.3 million during the three and nine months ended September 30, 2002, from $847,745 and $954,920 for the three and nine months ended September 30, 2001, respectively, due to the increase in hotel development activity for minority owned and third party entities. Revenues from hotel sales and commissions was $4.7 million during the nine months ended September 30, 2002, as a result of the sale of three AmeriHost Inn hotels. Revenues from hotel management and employee leasing segments decreased by 15.5% and 26.1% in total during the three and nine months ended September 30, 2002, respectively, due primarily to the sale or termination of hotels under management contracts. Revenues from Consolidated non-AmeriHost Inn hotels increased 3.9% and 2.6%
during the three and nine months ended September 30, 2002, respectively, compared to 2001, as a result primarily of the consolidation of one hotel which was previously accounted for by the equity method. Total revenues decreased 18.5% and 3.4% to $18.4 million and $57.0 million during the three and nine months ended September 30, 2002, from $22.6 million and $59.0 million during the three and nine months ended September 30, 2001. The Company recorded net income of $745,687 for the third quarter of 2002, or $0.14 per diluted share, compared to net income of approximately $1.9 million or $0.35 per diluted share in 2001. The Company recorded net income of $222,003 for the nine months ended September 30, 2002, or $0.04 per diluted share, compared to net income of approximately $1.4 million, or $0.25 per diluted share, for the nine months ended September 30, 2001. The third quarter of 2002 included a pretax charge of $383,000 for severance benefits in connection with the resignation of the Company's President/CEO.

On September 30, 2000, the Company sold the AmeriHost Inn and AmeriHost Inn & Suites brand names and franchising rights to Cendant Corporation. The agreement with Cendant provides for both short-term and long-term incentives to the Company as the AmeriHost Inn brands are expanded, including (i) for the 25 year term of the agreement, favorable royalty payment terms on any AmeriHost Inn hotels owned/leased and operated by the Company, including hotels owned through joint ventures with prior approval from Cendant, (ii) for the 25 year term of the agreement, the sharing of royalties received by Cendant from all AmeriHost Inn franchisees (excluding those owned/leased and operated by the Company), and
(iii) for the 15 year term of the agreement, a hotel development incentive fee each time an AmeriHost Inn hotel owned/leased and operated by the Company is sold to an operator who becomes a Cendant franchisee.

Excluding hotels under construction, the Company had an ownership interest in 76 hotels at September 30, 2002, versus 75 hotels at September 30, 2001. The increased ownership from the development of AmeriHost Inn hotels for the Company's own account and the acquisition of a non-AmeriHost Inn hotel was offset by the sale of AmeriHost Inn hotels to Cendant franchisees. Total Consolidated hotels increased slightly to 63 hotels at September 30, 2002, versus 61 hotels at September 30, 2001.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those accounting policies that require management to exercise subjective and complex judgment. The Company's critical accounting policies are described in its 2001 Form 10-K.

In addition, on January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires a long-lived asset to be sold to be classified as "held for sale" in the period in which certain criteria are met, including that the sale of the asset within one year is probable. Based on historical experience and the Company's business strategy, the Company does not generally assess a sale as probable before the transaction closes, and does not believe any of its properties meet all of the criteria necessary to classify assets as held for sale as of September 30, 2002. SFAS 144 also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from our ongoing operations. The Company does not include the sales or operations of AmeriHost Inn hotels in discontinued operations because it retains ongoing royalty fees from those hotels after their sale. The operations of all other long-lived assets sold or classified as held for sale are reflected as discontinued operations. As of September 30, 2002, there were no identifiable discontinued operations.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues decreased 18.5% and 3.4% to $18.4 million and $57.0 million during the three and nine months ended September 30, 2002, respectively, from $22.6 million and $59.0 million during the three and nine months ended September 30, 2001. The decrease in revenue was primarily due to decreases in revenues from the sale of AmeriHost Inn hotels and hotel operating revenues, partially offset by an increase in hotel development and construction revenues.

Hotel operations revenue decreased 0.5% and 2.9% to $16.0 million and $42.1 million during the three and nine months ended September 30, 2002 respectively, from $16.1 million and $43.3 million during the three and nine months ended September 30, 2001. Revenues from Consolidated AmeriHost Inn hotels decreased 1.6% and 4.2% to $12.7 million and $33.6 million during the three and nine months ended September 30, 2002, respectively, from $12.9 million and $35.1 million during the three and nine months ended September 30, 2001. These decreases were attributable primarily to the sale of nine Consolidated AmeriHost Inn hotels during 2001 and three Consolidated AmeriHost Inn hotels during 2002, offset by increases of 5.0% and 3.7% in Consolidated AmeriHost Inn hotel same room revenues during the three and nine months ended September 30, 2002. Revenues from Consolidated other brand hotels increased 3.9% and 2.6% to $3.2 million and $8.5 million during the three and nine months ended September 30, 2002, respectively. These increases were primarily the result of the consolidation beginning in the fourth quarter of 2001 of one non-AmeriHost Inn hotel which was previously accounted for by the equity method. The hotel operations segment included the operations of 63 Consolidated hotels (including 55 AmeriHost Inn hotels) comprising 4,595 rooms at September 30, 2002, compared to 61 Consolidated hotels (including 55 AmeriHost Inn hotels) comprising 4,329 rooms at September 30, 2001.

The Company has experienced an increase in competition in certain markets, primarily from newly constructed hotels. As a result, there is increased downward pressure on occupancy levels and average daily rates in certain markets. Nevertheless, same room revenues for all AmeriHost Inn hotels owned and operated by the Company, including minority owned hotels, increased approximately 5.6% and 5.4% during the third quarter and first nine months of 2002, compared to the same periods in 2001. During the third quarter of 2002, same room occupancy increased 9.4%, while same room average daily rate decreased by $2.05, compared to the same period in 2001. During the first nine months of 2002, same room occupancy increased 9.3% while same room average daily rate decreased by $2.01, compared to the same period in 2001. In addition, the Company typically builds new hotels in growing markets where it anticipates a certain level of additional hotel development. The Company believes that as the number of AmeriHost Inn hotels operated by both the Company and others increases, the greater the benefits will be at all AmeriHost Inn locations from marketplace recognition and repeat business. In addition, as the revenue increases from AmeriHost Inn hotels not operated by the Company, the Company's royalty stream from Cendant is also enhanced.

Hotel development revenue increased 25.1% and 558% to $1.1 million and $6.3 million during the three and nine months ended September 30, 2002, respectively, from $847,745 and $954,920 during the three and nine months ended September 30, 2001. Hotel development revenues are directly related to the number of hotels being developed and constructed for minority-owned entities or unrelated third parties. The Company was not constructing any hotels for minority-owned entities or unrelated third parties during the first nine months of 2001, however was close to breaking ground on two such projects at the end of the third quarter. During the first nine months of 2002, two hotels were being constructed for minority-owned entities, including one which was completed during the third quarter and one which was started during the third quarter. In addition, the Company built an AmeriHost Inn hotel for an operator who was referred to the Company by Cendant, the franchisor of the AmeriHost Inn brand, which was completed during the second quarter of 2002. The Company also had several additional projects in various stages of pre-construction development during both nine-month periods.

The Company recorded $0 and $4.7 million in hotel sales and commission revenue during the three and nine months ended September 30, 2002, respectively. The Company and the REIT which owns certain of the Company's leased hotels, closed on the sale of four AmeriHost Inn hotels during the first nine months of 2001, including one in the third quarter. The Company and the REIT closed on the sale of three AmeriHost Inn hotels during the first nine months of 2002. The Company intends to continue to build and sell AmeriHost Inn hotels in order to maximize the value inherent in the Cendant transaction while enhancing net income and cash flow.

Hotel management revenue increased 3.5% and 4.7% to $266,931 and $763,640 during the three and nine months ended September 30, 2002, respectively, from $257,808 and $729,706 during the three and nine months ended September 30, 2001. The number of hotels managed for third parties and minority-owned entities was 16 hotels, representing 1,318 rooms, at September 30, 2001 versus 13 hotels, representing 1,034 rooms, at September 30, 2002. The increase in revenues was primarily due to the addition of two minority-owned AmeriHost Inn hotels, partially offset by the termination of two management contracts as a result of the consolidation or buyout of minority owned AmeriHost Inn hotels. In addition, one minority-owned AmeriHost Inn hotel was sold, and another management agreement was terminated later in the third quarter which will impact future revenues for this segment.

Employee leasing revenue decreased 19.7% and 31.9% to $929,164 and $2.6 million during the three and nine months ended September 30, 2002, respectively, from $1.2 million and $3.9 million during the three and nine months ended September 30, 2001, due primarily to the reduction in rooms managed for minority-owned entities and unrelated third parties as described above, and the associated decrease in payroll costs which is the basis for the employee leasing revenue.

Other revenue, consisting of leasing revenue from the Company's office building was $153,254 and $471,242 during the three and nine months ended September 30, 2002. On October 1, 2001, the Company purchased the office building in which its headquarters is located. The office building contained approximately 50,000 rentable square feet when acquired, and has been subsequently increased to approximately 56,000 rentable square feet through various building improvements. The Company occupies approximately 19,000 square feet. Nearly all of the remaining space is leased to unrelated third parties pursuant to long-term leases.

Total operating costs and expenses decreased 17.4% and 0.7% to $12.9 million (70.2% of total revenues) and $43.6 million (76.6% of total revenues) during the three and nine months ended September 30, 2002, respectively, from $15.6 million (69.2% of total revenues) and $43.9 million (74.5% of total revenues) during the three and nine months ended September 30, 2001, primarily due to decreases in operating costs and expenses from the hotel operations and sale of hotel segments as described below, offset by an increase in operating costs from hotel development. Operating costs and expenses in the hotel operations segment decreased 0.8% and 1.7% to $10.8 million and $31.3 million during the three and nine months ended September 30, 2002, respectively. An increase in operating costs associated with the greater number of hotels included in this segment (63 hotels at September 30, 2002, versus 61 hotels at September 30, 2001), was offset by the sale of AmeriHost Inn hotels and decreases in energy costs. Hotel operations segment operating costs and expenses as a percentage of segment revenue decreased to 67.6% during the three months ended September 30, 2002, from 67.8% during the same period in 2001, and increased to 74.4% during the nine months ended September 30, 2002, from 73.6% during the same period in 2001. Operating costs and expenses as a percentage of revenues for the Consolidated AmeriHost Inn hotels decreased to 64.9% and 70.5% during the three and nine months ended September 30, 2002, from 65.7% and 71.9% during the three and nine months ended September 30, 2001.

Operating costs and expenses for the hotel development and construction segment increased 276%, to $944,824 during the three months ended September 30, 2002, from $251,607 during the three months ended September 30, 2001, as a result of increased hotel construction activity for minority owned entities during the third quarter of 2002 compared to the third quarter of 2001. Operating costs and expenses for the hotel development and construction segment increased 564%, to $5.6 million during the nine months ended September 30, 2002, from $839,031 during the nine months ended September 30, 2002, consistent with the 558% increase in hotel development revenues for the nine months ended September 30, 2002. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased during the three and nine months ended September 30, 2002, due to the increase in hotel construction activity.

Hotel management segment operating costs and expenses decreased 15.4% and 7.9% to $165,628 and $504,455 during the three and nine months ended September 30, 2002, respectively, from $195,742 and $547,654 during the three and nine months ended September 30, 2001. These decreases were primarily due to the decrease in the number of hotel rooms operated and managed for unrelated third parties and minority-owned entities. Employee leasing operating costs and expenses decreased 20.5% and 32.6% to $916,318 and $2.6 million during the three and nine months ended September 30, 2002, respectively, from $1.2 million and $3.8 million during the three and nine months ended September 30, 2001, which is consistent with the 19.7% and 31.9% decrease in segment revenue for the three and nine months ended September 30, 2002.

Other operating costs and expenses of $71,297 and $116,918 during the three and nine months ended September 30, 2002, consisted of expenses related to the management of the Company's office building which was purchased on October 1, 2001.

Depreciation and amortization expense increased 17.2% and 19.3% to $1.3 million and $4.1 million during the three and nine months ended September 30, 2002, respectively, from $1.1 million and $3.4 million during the three and nine months ended September 30, 2001. The increases were primarily attributable to the opening or acquisition of five hotels during 2001, and three hotels during 2002, offset by the sale of three owned consolidated hotels that closed in 2002.

Leasehold rents - hotels decreased 19.0% and 18.7% to $1.3 million and $4.1 million during the three and nine months ended September 30, 2002, respectively, compared to $1.6 million and $5.1 million during the three and nine months ended September 30, 2001. The decreases were primarily attributable to the termination of six leased hotels during 2001 and the first nine months of 2002 as a result of the lessor selling these hotels, offset by the extension of the hotel leases with a REIT.

Corporate general and administrative expense increased 67.2% and 3.5% to $755,036 and $1.5 million during the three and nine months ended September 30, 2002, respectively, from $451,520 and $1.5 million during the three and nine months ended September 30, 2001, and can be attributed primarily to the accrual of $383,000 in severance benefits in connection with the resignation of the Company's President/CEO during the third quarter of 2002, the overall growth of the Company, offset by the recognition of expenses during 2001 related to the issuance of stock options and transitional accounting fees.

The Company's operating income decreased 43.9% and 28.5% to $2.1 million and $3.6 million during the three and nine months ended September 30, 2002, respectively, from $3.7 million and $5.1 million during the three and nine months ended September 30, 2001. The following discussion of operating income by segment is exclusive of any corporate general and administrative expense. Operating income from Consolidated AmeriHost Inn hotels increased 8.5% and 18.9% to $2.4 million and $3.5 million during the three and nine months ended September 30, 2002, respectively, from $2.2 million and $3.0 million during the three and nine months ended September 30, 2001. These increases in operating income were due to an increase in same room revenues, and decreases in certain hotel operating expenses including energy costs. Operating income from the hotel development segment decreased to $114,440 during the three months ended September 30, 2002, from $595,776 during the three months ended September 30, 2001 and increased to $706,852 during the first nine months of 2002 from $102,743 during the first nine months of 2001. The fluctuations in hotel development operating income were due to the timing of hotels developed and constructed for third parties and minority-owned entities during the third quarter and first nine months of 2002, compared with the third quarter and first nine months of 2001, and the overall increase in the number of hotels developed and constructed for third parties and minority-owned entities during 2002. Operating income from the sale of AmeriHost Inn hotels was $0 and $1.2 million during the three and nine months ended September 30, 2002, compared to $1.1 million and $3.3 million during the three and nine months ended September 30, 2001, as a result of the sale of eight AmeriHost Inn hotels during the first nine months of 2001, including three during the third quarter, compared to the sale of three AmeriHost Inn hotels during the first nine months of 2002, with none during the third quarter. The hotel management segment had operating income of $88,284 and $219,576 during the three and nine months ended September 30, 2002, compared to operating income of $49,478 and $140,664 during the three and nine months ended September 30, 2001. These increases were due primarily to improvements in operational efficiencies. Employee leasing operating income increased to $12,277 during the three months ended September 30, 2002, from $4,103 during the three months ended September 30, 2001, and increased to $54,467 during the nine months ended September 30, 2002, from $35,744 during the nine months ended September 30, 2001, due primarily to operational efficiencies and the allocation of certain costs.

Interest expense increased 19.8% and 7.9% to $1.4 million and $4.3 million during the three and nine months ended September 30, 2002, respectively, from $1.2 million and $4.0 million during the three and nine months ended September 30, 2001. These increases were primarily attributable to the overall increase in outstanding debt during this period from the mortgage financing of newly constructed Consolidated hotels, partially offset by the sale of hotels whereby the Company does not incur any interest expense on the sold hotels after the sale dates and the reduction of interest rates on certain floating rate loan agreements.

The Company's share of equity in income (loss) of affiliates increased to $61,697 during the three months ended September 30, 2002, from ($122,329) during the three months ended September 30, 2001. The Company's share of equity in income (loss) of affiliates improved to ($59,886) during the nine months ended September 30, 2002, from ($394,869) during the nine months ended September 30, 2001. The increase in equity of affiliates during the third quarter and first nine months of 2001 was primarily attributable to the sale of a minority-owned property in the third quarter 2002 at a significant gain, offset by an impairment adjustment of $100,000 during the second quarter of 2002. The Company exchanged a note receivable from the principals of Diversified Innkeepers, Inc.

in the amount of approximately $1.2 million at September 30, 2002, for a 50% ownership interest in a hotel joint venture. The Company had previously managed this hotel for Diversified Innkeepers, Inc. pursuant to a management contract. Since the Company does not control the major decisions of this joint venture, this investment has been accounted for by the equity method. Distributions from affiliates were $10,768 during the nine months ended September 30, 2002, compared to $14,173 during the nine months ended September 30, 2001.

The Company recorded gains from the sale of assets of $0 and $327,076 during the three and nine months ended September 30, 2002, compared to $295,893 and $886,338 during the three and nine months ended June 30, 2001. These gains were comprised primarily of the unamortized deferred gains remaining from the original sale of these hotels to the REIT, which were recognized upon the consummation of the sales of these hotels by the REIT to unrelated third parties and the simultaneous termination of the Company's leases with the REIT. Three hotels were sold by the REIT during the first nine months of 2001, and one hotel was sold by the REIT during the first nine months of 2002. The Company expects to continue recognizing the unamortized deferred gain from the future sale of REIT owned hotels.

The Company recorded income tax expense of $519,000 and $174,000 during the three and nine months ended September 30, 2002, respectively, and income tax expense of $1,292,000 and $973,000 during the three and nine months ended September 30, 2001, respectively, which are directly related to the pre-tax income during the third quarter of 2002 and 2001, and the first nine months of 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has five main sources of cash from operating activities: (i) revenues from hotel operations; (ii) fees from development, construction and renovation projects, including hotel development incentive fees and royalty sharing pursuant to the Cendant transaction, (iii) revenues from the sale of hotel assets; (iv) fees from management contracts; and (v) fees from employee leasing services. Cash from hotel operations is typically received at the time the guest checks out of the hotel. Approximately 10% of the Company's hotel operations revenues is generated through other businesses and contracts (such as direct billings to local companies using the hotel and third party hotel room brokers) and is usually paid within 30 to 45 days from billing. Fees from development, construction and renovation projects are typically received within 15 to 45 days from billing. Due to the procedures in place for processing its construction draws, the Company typically does not pay its contractors until the Company receives its draw from the equity or lending source. Management fee revenues typically are received by the Company within five working days from the end of each month. Cash from the Company's employee leasing segment typically is received as of or prior to the pay date. The Company typically receives an earnest money deposit from the buyer of a hotel when a sales contract is executed. The remaining proceeds from the sale of hotel assets are received at the time of closing. The development incentive fee from Cendant is typically received within 20 days of the simultaneous closing of the Company's sale of an AmeriHost Inn hotel and the execution by the buyer of a franchise agreement with Cendant, including all proper documentation. Royalty sharing payments from Cendant are received quarterly, based on the actual royalty payments received by Cendant from all AmeriHost Inn hotel franchisees, except for those operated by the Company.

During the first nine months of 2002, the Company provided cash from operations of $9.2 million, compared to $14.0 million the first nine months of 2001, or a decrease in cash provided by operations of approximately $4.8 million. The decrease in cash flow from operations during the first nine months of 2002, when compared to 2001, can be attributed primarily to the decrease in sale of hotel activity, partially offset by the increase in hotel development activity for a third party and minority-owned entities and the increase in operating income from operating its portfolio of AmeriHost Inn hotels.

The Company invests cash in three principal areas: (i) the purchase of property and equipment through the construction and renovation of Consolidated hotels;
(ii) the purchase of equity interests in hotels; and (iii) the making of loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. From time to time, the Company may also utilize cash to purchase its own common stock. Currently, the Board of Directors has authorized the Company to buy back, at any time and without notice, up to 1,000,000 shares of it own common stock under certain conditions.

Pursuant to an amendment to the master lease agreement with a REIT, the Company can facilitate the sale of up to eight leased hotels by the REIT. When the REIT sells a leased hotel to a buyer who becomes an AmeriHost Inn franchisee of

Cendant, the Company receives: (i) a commission from the REIT for facilitating the transaction which is based upon the sale price, (ii) an incremental fee from Cendant, and (iii) long-term royalty sharing fees from Cendant from the future royalties paid to Cendant. Both the Company and the REIT choose which properties are sold. For each hotel chosen by the Company, one hotel is also chosen by the REIT. The Company's choice is final when the sale transaction closes. The REIT makes their corresponding choice at this time. If the Company and the REIT are not successful in selling the REIT's choice, then the Company is obligated under the agreement to purchase the hotel from the REIT. If the Company does not complete the purchase of the hotel within the specified time period, then the Company's rent payment on all of the REIT hotels shall be increased by 0.25% each time. The Company cannot close on the sale of its third and fourth choice until the first and second REIT choices have been sold (or purchased by the Company), respectively. During 2001, the Company facilitated the sale of two hotels by the REIT (the Company's first and second choices), and purchased one hotel from the REIT (the REIT's first choice). During 2002, the Company purchased the REIT's second choice during the second quarter of 2002, using approximately $700,000 in cash, plus mortgage financing already committed from an affiliate of the REIT, and facilitated the sale of one hotel by the REIT. The Company must facilitate the sale or purchase the REIT's third choice by June 5, 2003.

On September 18, 2000, the Company finalized the terms of an agreement to purchase the remaining ownership interests in three existing joint ventures at a specified prices. One of these acquisitions was completed in 2001, one was completed during the second quarter of 2002 using approximately $800,000, and the remaining one must be completed before December 31, 2002. The Company expects to use approximately $800,000 for the purchase of the remaining joint venture interests.

During the first nine months of 2002, the Company used $15.3 million in investing activities compared to using $14.9 million during the first nine months of 2001. During the first nine months of 2002, the Company bought out the partners' interests in one joint venture for $796,786, used $14.1 million to purchase property and equipment for Consolidated AmeriHost Inn hotels, and used $464,124 for investments in and advances to affiliates, net of distributions and collections on advances from affiliates. During the first nine months of 2001, the Company bought out the partners' interests in one joint venture for $795,384, used $12.9 million to purchase property and equipment for Consolidated AmeriHost Inn hotels, and used $1.4 million for investments in and advances to affiliates, net of distributions and collections on advances from affiliates.

Cash provided by financing activities was $3.8 million during the first nine months of 2002 compared to $4.1 million during the first nine months of 2001. In 2002, the primary factors were $9.7 million in proceeds from the mortgage financing of Consolidated hotels, offset by net repayments of $812,415 on the Company's operating line-of-credit, and principal repayments of $4.9 million on the mortgage financing of Consolidated hotels, including the repayment of mortgages in connection with the sale of hotels. In 2001, the contributing factors were $8.4 million in proceeds from the mortgage financing of Consolidated hotels, net proceeds of $3.4 million on the Company's operating line-of-credit, offset by principal repayments of $7.7 million on the mortgage financing of Consolidated hotels, including the repayments of mortgages in connection with the sale of hotels. Approximately $7.6 million is classified as current portion of long-term debt, including three mortgages which are due within the next twelve months. The Company expects these loans to be repaid through the sale of the hotels or refinanced prior to maturity. The Company is currently under contract to sell a hotel with one of these mortgages with an outstanding balance of $2.7 million as of September 30, 2002. The remaining two mortgages bear interest at the fixed rates of 8.23% and 7.25% per annum. The Company expects to refinance these mortgages at similar interest rates.

The Company, through wholly-owned subsidiaries, is a general partner or managing member in 18 joint ventures. As such, the Company is secondarily liable for the obligations and liabilities of these joint ventures. As of September 30, 2002, these joint ventures had $33.6 million outstanding under mortgage loan agreements. Approximately $7.5 million of this amount has been included in the Company's consolidated financial statements as of September 30, 2002 since it is from joint ventures in which the Company has a majority or controlling ownership interest, leaving approximately $26.1 million in off balance sheet mortgage debt with unconsolidated joint ventures. Of this amount, the Company has also provided approximately $16.7 million in guarantees to the lenders. Other partners have also guaranteed portions of this amount. One unconsolidated joint venture sold its hotel subsequent to September 30, 2002. Upon the sale, this joint venture repaid its mortgage loan in the amount of $1.6 million at September 30, 2002. One unconsolidated joint venture mortgage loan in the amount of $1.8 million at September 30, 2002 matures in 2003. The Company expects this loan to be extended or refinanced prior to its maturity. The remaining joint venture mortgage loans mature after 2003.

From time to time, the Company advances funds to joint ventures for working capital and renovation projects. The Company has also provided the mortgage financing for one unconsolidated joint venture. The advances, including the mortgage note, bear interest at rates ranging from prime to 10% per annum and are due upon demand. The advances were $6.6 million at September 30, 2002, and are included in investments in and advances to unconsolidated hotel joint ventures in the Company's consolidated financial statements. The Company expects the joint ventures to repay these advances through cash flow generated from hotel operations, mortgage financing, and/or the sale of the hotel.

Certain of the Company's hotel mortgage notes and the Company's office building mortgage note contain financial covenants, principally minimum net worth requirements, debt to equity ratios, and minimum debt service coverage ratios. These financial covenants are typically measured annually, based upon the Company's fiscal year end. The Company is not aware of any covenant violations as of September 30, 2002.

At September 30, 2002, the Company had $6.0 million outstanding under its operating line-of-credit. The operating line-of-credit has a limit of $8.5 million, is collateralized by substantially all the assets of the Company subject to first mortgages from other lenders on hotel assets, bears interest at a rate based on either the prime rate or LIBOR, plus a spread adjusted quarterly based on the Company' leverage ratio, ranging from zero to 0.5% (if prime based) or 3.0% (if LIBOR based), and matures February 19, 2003. The line-of-credit agreement also provides for the maintenance of certain financial covenants, including minimum tangible net worth, a maximum leverage ratio, and a minimum debt service coverage ratio. The Company was in compliance with these covenants as of September 30, 2002. The Company is evaluating financing options that would replace all or part of this line-of-credit with financing of longer duration that would better match the Company's business plan of developing, building and selling AmeriHost Inn hotels. As a result, the Company has begun discussions with its current operating line-of-credit lender regarding an extension of the maturity of this facility, while pursuing longer term financing options with this lender and others. However, there can be no assurance that the Company will obtain an extension of the current line-of-credit or an alternative credit facility of longer duration under terms and conditions that the Company deems satisfactory. In that event, the Company believes that cash flow from operations and proceeds from the sale of hotels will be sufficient to make all necessary payments on its maturing debt. The Company expects cash from operations, including proceeds from the sale of hotels, to be sufficient to pay all operating and interest expenses in 2002, as well as commitments to purchase hotel assets.

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

In June 2002, the financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has not yet fully assessed the impact of SFAS 146 on the consolidated financial statements, but does not anticipate it to be material.


PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

All statements contained herein that are not historical facts, including, but not limited to, statements regarding the Company's hotels under construction and the operation of AmeriHost Inn hotels are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company, including the Company's ability to refinance existing debt when due; competitive factors, such as the introduction of new hotels or renovation of existing hotels in the same markets; changes in travel patterns which could affect demand for the Company's hotels; changes in development and operating costs, including labor, construction, land, equipment, and capital costs; general business and economic conditions; and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

The Company's severance agreement with its President/Chief Executive Officer is scheduled to be effective upon the simultaneous closings of the sale of two hotels to affiliates of the President/Chief Executive Officer; should such closings not occur by February 15, 2003, the agreements shall be void. The closing of the Agreements is contingent upon procurement of appraisals demonstrating sale of the hotels at a price not less than appraised value, closing of financing commitments (subject to normal and customary contingencies) and procurement of a release of the Company from its guaranty of the land lease underlying one of the hotels. There can be no assurances that such contingencies can be met or that other events may impede the successful closing of the contemplated transactions.

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

The table below provides information about financial instruments that are sensitive to changes in interest rates, for each interest rate sensitive asset or liability as of September 30, 2002. The carrying amounts reflected approximate the estimated fair values. As the table incorporates only those exposures that existed as of September 30, 2002, it does not consider those exposures or positions which could arise after that date. Moreover, the information presented therein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, hedging strategies and prevailing interest rates at the time.

                                                                 Average Nominal
                                             Carrying Value       Interest Rate
                                             --------------      ---------------

Operating line of credit - variable rate     $    5,981,287          5.50%
Mortgage debt - fixed rate                   $   46,036,288          7.51%
Mortgage debt - variable rate                $   32,433,118          6.19%

ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.


                           PART II: OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:
         -----------------------------------------------------

The annual shareholders' meeting was held on August 15, 2002. One matter was voted with the following results:


         Matter 1:  Election of Directors

                Director                    For               Authority Withheld         Abstain/Non-Votes
        ---------------------         ----------------      ----------------------      --------------------

         Michael P. Holtz                 4,021,832                       4,449                       794
         Russell J. Cerqua                4,022,607                       3,674                       794
         Salomon J. Dayan                 4,022,207                       4,190                       678
         Thomas J. Romano                 4,008,136                      18,261                       678
         Gerald T. LaFlamme               4,007,911                      18,486                       678
         Kenneth M. Fell                  3,338,219                       3,283                       130
         Steven J. Belmonte               3,329,469                      12,033                       130
         Reno J. Bernardo                   682,663                       2,471                       664
         Jon K. Haahr                       668,417                      16,833                       548



In accordance with the bylaws of the Company, the election of Directors requires the affirmative vote of a plurality of voting power represented at the annual shareholder meeting. Since the shareholders were voting on a seven member Board of Directors, the seven members were elected as follows: Messrs. Holtz, Cerqua, Dayan, Romano, LaFlamme, Fell, and Belmonte.

On August 15, 2002, after the annual shareholder meeting, Mr. Cerqua resigned from the Board of Directors, and Mr. Holtz submitted his resignation as a Director and President/CEO with a six-month notice, agreeing to serve through the transitional period as a replacement was found. In addition, on September 9, 2002, Mr. Andrew E. Shapiro was appointed to the Board of Directors.

The Board has appointed Kenneth Fell as "Lead Director" and effective upon Mr. Holtz's resignation from the Board of Directors, Mr. Fell would serve as Chairman of the Board of Directors.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

             (a)       Reports on Form 8-K:

                       The Company filed a report on Form 8-K on August 15, 2002. This filing included the script from management's presentation on the Company as presented immediately after the Company's annual shareholder meeting.

                       The Company filed a report on Form 8-K on November 8, 2002. This filing included a press release regarding the settlement arrangement with the outgoing President/Chief Executive Officer and the sale of two of its AmeriHost Inn hotels to the President/CEO. This filing also includes the Settlement Agreements between the Company and the President/CEO.

(b)      Exhibits:

                       The following are included as exhibits to this report on Form 10-Q:

                       Exhibit No.    Description
                       -----------    -----------

                             3.2 By-laws of Arlington Hospitality, Inc. as revised on October 22, 2002
                            10.7 Form of Indemnification Agreement executed by independent directors
                            99.1      Certification   Pursuant   to  18   U.S.C.
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


                                                    ARLINGTON HOSPITALITY, INC.
                                                             Registrant


Date:  November 14, 2002
                                          By:       /s/ James B. Dale
                                                    ----------------------------
                                                    James B. Dale
                                                    Chief Financial Officer

                                 CERTIFICATIONS

I, Michael P. Holtz, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Arlington Hospitality, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002
                                                    /s/ Michael P. Holtz
                                                    ----------------------------
                                                    Michael P. Holtz
                                                    Chief Executive Officer

I, James B. Dale, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Arlington Hospitality, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002
                                                        /s/ James B. Dale
                                                        ------------------------
                                                        James B. Dale
                                                        Chief Financial Officer