Form 10-K
period 2002-12-31
ARLINGTON HOSPITALITY INC
filed 2003-03-31
CIK 778423

================================================================================


--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2002
                                           OR
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                              Name of each exchange
          Title of Each Class                   on which registered
          -------------------         ------------------------------------------
                 NONE                                    NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.005 per share
                    ----------------------------------------
                                (Title of class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Act) Yes___ No |X|

While it is difficult to determine the number of shares owned by non-affiliates (within the meaning of the term under the applicable regulations of the Securities and Exchange Commission), the registrant estimates that the aggregate market value of the registrant's Common Stock held by non-affiliates on March 27, 2003 (based upon an estimate that 75.04% of the shares are so owned by non-affiliates and upon the closing price for the Common Stock of $3.33) was $12,542,448.

================================================================================
As of March 27, 2003, 5,019,588 shares of the Registrant's Common Stock were outstanding.

The following documents are incorporated into this Form 10-K by reference:  None

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

Arlington Hospitality, Inc. and its subsidiaries (collectively, where appropriate, the "Company") is engaged in the development and construction of AmeriHost Inn hotels, and the ownership, operation, management and sale of both AmeriHost Inn hotels and other hotels. The AmeriHost Inn brand was created by the Company in 1989 to provide consistent, cost-effective development and operation of mid-price, limited-service hotels in various markets. After developing and operating the AmeriHost Inn brands for approximately 10 years, the Company sold the AmeriHost Inn brands and franchising rights to Cendant Corporation ("Cendant") in September 2000. Cendant is the world's largest franchising company with hotel brands such as Super 8, Days Inn, Ramada and Wingate. To date, all the Company's AmeriHost Inn hotels have been developed and constructed using a two- or three-story prototype, featuring 60 to 120 rooms, interior corridors and an indoor pool area and generally have been located in smaller town markets. The Company also has designed a four-story AmeriHost Inn & Suites prototype for larger markets.

Upon the sale of the AmeriHost Inn brands and franchising rights to Cendant, the Company simultaneously entered into franchise agreements with Cendant for its AmeriHost Inn hotels. The terms of the sale called for an initial payment to the Company by Cendant of approximately $5.5 million upon closing (of which the Company recorded a gain of approximately $5.2 million, net of closing costs, in
2000), plus three subsequent annual payments of $400,000 (two of which were received and recognized in September 2001 and September 2002 with the final payment to be received in September 2003). The sale transaction with Cendant also provided for additional payments and incentives to the Company as the AmeriHost Inn hotel franchise system is expanded. These additional payments and incentives include, for certain time periods and subject to certain limitations as described in Item 7 below, a development incentive fee when a hotel developed and owned by the Company is sold to an operator who enters into an AmeriHost Inn franchise agreement with Cendant and the sharing with the Company of royalty fees paid to Cendant by all other AmeriHost Inn franchisees. In addition, the Company enjoys the benefits of operating hotels under the Amerihost Inn brands under favorable franchise agreements. In conjunction with this transaction, the Company changed its name to Arlington Hospitality, Inc. from Amerihost Properties, Inc. in May 2001.

Since 1993, the Company's growth strategy has focused on the expansion of the AmeriHost Inn brand through development and construction. Currently, more than 85% of the Company's hotels are Amerihost Inn-branded properties. The Company's AmeriHost Inn hotels generally have achieved a revenue per available room ("RevPAR") higher than that realized by the Company's other owned hotels, including those operated under national franchise affiliations. The Company primarily focuses on expanding this brand, rather than acquiring or developing hotels under other brand affiliations, and is rewarded for this AmeriHost Inn brand development under the Cendant agreement.

As of December 31, 2002, the Company owned, operated or managed 72 hotels located in 17 states, including 62 AmeriHost Inn hotels.

The table below sets forth information regarding the Company's hotels at December 31, 2002.



                                                           Open               Under
                                                           Hotels           Construction             Total
                                                     ----------------     ----------------     ---------------
                                                      Hotels    Rooms     Hotels     Rooms     Hotels    Rooms
                                                     -------   ------     ------   -------     ------   ------
         Consolidated (1):
             AmeriHost Inn hotels                         53    3,385          3       230         56    3,615
             Other brands                                  8    1,045         -         -           8    1,045
                                                     -------   ------     ------   -------     ------   ------
                                                          61    4,430          3       230         64    4,660
                                                     -------   ------     ------   -------     ------   ------
         Unconsolidated:
             AmeriHost Inn hotels                          9      610          1        96         10      706
             Other brands                                  2      228         -         -           2      228
                                                     -------   ------     ------   -------     ------   ------
                                                          11      838          1        96         12      934
                                                     -------   ------     ------   -------     ------   ------

         Totals:
             AmeriHost Inn hotels                         62    3,995          4       326         66    4,321
             Other brands                                 10    1,273         -         -          10    1,273
                                                     -------   ------     ------   -------     ------   ------
                                                          72    5,268          4       326         76    5,594
                                                     =======   ======     ======   =======     ======   ======

         (1) Consolidated hotels are those in which the Company has a 100% or controlling ownership interest or a leasehold interest.



Unaffiliated third parties also operated 30 AmeriHost Inn hotels under franchise agreements with Cendant as of December 31, 2002, nearly all of which were previously owned and operated by the Company. As of December 31, 2002, according to a franchise system report provided by Cendant, there were a total of 92 AmeriHost Inn hotels with 6,502 rooms in 20 states, including those owned, operated or managed by the Company and by other franchisees.

The other brand hotels operated by the Company are franchised through Days Inn, Howard Johnson Express or Ramada Inn, except for one hotel which is operated independently, without a franchise brand.

As of December 31, 2002, the Company had four additional AmeriHost Inn hotels under construction, three of which are 100% owned by the Company and one of which is minority-owned.

The Company offers complete operational and financial management services, including sales, marketing, quality control, training, purchasing and accounting. This expertise is used for the Company's own account, as well as for joint ventures pursuant to written management contracts. However, under certain management contracts, the Company's joint venture partners or co-managers are responsible for the day-to-day operational management, while the Company provides full financial management and operational consulting and assistance. As of December 31, 2002, the Company managed or co-managed all of the hotels in which it had an ownership interest.

Company-managed hotels in which the Company has a minority ownership interest are managed under contracts ranging from one to 10 years, with optional renewal periods of equal length, and which contain provisions under which the Company is paid fees equal to a percentage of total gross revenues for its services. The Company has developed centralized systems and procedures which it believes allow it to manage the hotels effectively and efficiently. The Company may pursue management contracts with additional third parties, including Cendant franchisees, while continuing to manage hotels for current, as well as future, joint ventures.

As of December 31, 2002, the Company had 15 projects (one under construction) with joint venture partners, including multiple projects with certain joint venture partners. The Company's joint ventures have taken various forms, including general partnerships, limited partnerships, and limited liability companies. Each joint venture has been formed with respect to a particular hotel project and reflects the characteristics of that project, including the relative contributions, in cash, property or services, of its partners. In most instances, the joint venture has taken the form of a limited partnership or a limited liability company, with a wholly-owned subsidiary of the Company as a general partner or managing member with sole or joint management authority. The Company's subsidiary, as general partner or managing member, has typically received an ownership interest ranging from 1% to 30% for contributing the Company's expertise. In certain cases, the subsidiary also has contributed a minimal amount of cash. The limited partners or members (which may include the Company or its affiliates in some instances) have typically contributed the cash equity required to fund the project and have received interests proportionate to their contributions. A typical joint venture agreement provides that the profits and losses of the entity will be allocated among the partners in proportion to their respective interests. However, the distribution of operating cash flow and asset sale proceeds to the Company in proportion to its ownership interest is often subordinate to the prior return of capital and other distributions payable to the other joint venture partners. In addition, in two joint venture arrangements, the equity interests held by the joint venture partners, including equity interests held by a Director of the Company (see Item 13), are exchangeable into shares of the Company's common stock, and the Company has guaranteed minimum annual distributions to the joint venture partners. As the general partner or managing member, the Company's subsidiary generally has significant management authority with respect to the day-to-day operations of the joint venture. In certain instances, the joint venture agreement or applicable law provides to the other joint venture partners the right to amend the joint venture agreement, approve or prevent a transfer of the general partner's partnership interest, remove the general partner for cause, approve significant transactions or dissolve the joint venture. Furthermore, in certain cases, the Company is obligated and/or has funded operating shortfalls on behalf of the joint ventures, usually in the form of interest-bearing loans. The joint venture agreements do not typically restrict the right of the Company or its affiliates to engage in related or competitive business activities

The Company also provides employee leasing services to hotels in which the Company has a minority ownership interest and to hotels owned by unaffiliated third parties, which are managed by the Company. Under its employee leasing program, the Company employs all of the personnel working at the participating hotels and leases them to the hotel owners pursuant to written agreements. Employee leasing allows individual hotel owners with minimal employees to benefit from economies of scale on personnel-related costs that result from the Company's employee population of more than 1,300 hotel employees. The Company's employee leasing agreements typically provide for one-year terms, with automatic one-year renewals. The Company generally receives fees from each participating hotel in an amount equal to the gross payroll costs for the leased employees, including all related taxes and benefits, plus a percentage of the gross payroll.

All revenues attributable to development, construction, management and employee leasing services with respect to hotels in which the Company has a 100% or controlling ownership or leasehold interest have been eliminated in consolidation. Additionally, all revenues attributable to development, construction, management and employee leasing services with respect to unconsolidated hotels in which the Company has a minority ownership interest and are accounting for under the equity method, have been eliminated to the extent of the Company's ownership percentage.

AMERIHOST INN HOTELS

All of the Company's AmeriHost Inn hotels are operated pursuant to 20-year franchise agreements with Cendant. Pursuant to these agreements, the Company has access to the system's reservation system, Internet and global distribution systems, marketing plans and trademarks. The franchise agreements require the Company to maintain both the quality and condition of the hotel, as well as specific operating procedures.

The Company's AmeriHost Inn hotels have been designed and constructed using a two- or three-story prototype, featuring 60 to 120 rooms, interior corridors and an indoor pool area. The AmeriHost Inn hotel's amenities and services include a, whirlpool in the indoor pool area, exercise room, meeting room and extensive exterior lighting for added security. The standard AmeriHost Inn guest room features an electronic card-key lock, in-room safe, in-room coffee maker, telephone with data port for personal computer, a work area and a 25" color television with premium cable service or movies on demand. In addition, each AmeriHost Inn hotel typically contains two to 12 whirlpool suites which, in addition to the standard amenities, provide in-room whirlpools, microwave ovens, compact refrigerators and an expanded sitting area. These whirlpool suites generate higher rates than those of a standard room and may build customer loyalty via a room "upgrade." AmeriHost Inn hotels do not contain food and beverage facilities normally associated with full-service hotels. Food service for hotel guests is generally available from adjacent or nearby free-standing restaurants which are independently owned and operated.

The Company's AmeriHost Inn hotels are operated or managed in accordance with strict guidelines designed to provide guests with a consistent lodging experience. The Company believes the quality and consistency of the amenities and services provided by the AmeriHost Inn hotels increase guest satisfaction and repeat business. In addition, the AmeriHost Inn brand maintains its Commitment Plus 100% guest satisfaction guarantee program. This program guarantees that every guest will leave satisfied. All AmeriHost Inn employees have the unconditional authority to correct any oversight to the guest's satisfaction, or the guest's money will be refunded, up to 100%. This 100% satisfaction guarantee assists the brand in maintaining its quality and consistency.

The Company currently targets smaller town markets with established demand generators such as major traffic arteries, office complexes, industrial parks, shopping malls, colleges and universities or tourist attractions, as the principal location for the development and construction of AmeriHost Inn hotels. An AmeriHost Inn hotel typically is positioned to attract both business and leisure travelers seeking consistent amenities and quality rooms at reasonable rates, generally ranging from $50 to $80 per night.

The Company believes its in-house design staff, centralized purchasing program, strict cost controls and experience gained with the construction of more than 100 hotels all contribute to a favorable cost structure for developing and constructing new AmeriHost Inn hotels. Furthermore, due to the centralization of all accounting, purchasing, payroll and other administrative functions, the Company believes each hotel is operated efficiently and effectively with minimal on-site staff. These factors assist the Company in maximizing its return on invested capital, while offering an excellent value to its guests.

As part of the Company's overall strategy to expand the AmeriHost Inn hotel brand, the Company has sold 26 of its AmeriHost Inn hotels to Cendant franchisees and intends to pursue the sale of additional AmeriHost Inn hotels in 2003 and beyond. The Company sold three AmeriHost Inn hotels to franchisees in 1999. During 2000, the Company sold four AmeriHost Inn hotels to franchisees, and three joint ventures in which the Company was a partner sold their AmeriHost Inn hotels to franchisees. During 2001, nine AmeriHost Inn hotels operated by the Company were sold to franchisees, and in 2002, seven AmeriHost Inn hotels operated by the Company were sold to franchisees. The net proceeds (after payment of related indebtedness) from such sales have primarily been used by the Company to develop additional AmeriHost Inn hotels.

OTHER OWNED HOTELS

The Company primarily acquired its non-AmeriHost Inn hotels through joint ventures prior to 1993. These hotels are owned, operated and managed principally as part of a national franchise system under such brands as Days Inn, Howard Johnson Express or Ramada Inn. The Company believes that franchises in smaller markets are important in maintaining occupancy levels, which are supported by the franchisor's national reservation systems, marketing efforts and brand name recognition.

The Company's non-AmeriHost Inn hotels generally are located in smaller town markets, with nearby demand generators. The non-AmeriHost Inn hotels contain 64 to 215 rooms, generate average daily rates ranging from $40 to $65 per night and offer a variety of amenities and services. The non-AmeriHost Inn hotels include limited- and full-service hotels. The full-service hotels primarily contain food and beverage facilities, many of which are operated through lease arrangements with non-affiliated restaurant operators.

As part of the Company's strategy to focus primarily on ownership of AmeriHost Inn hotels, the Company intends to pursue sales of most of these non-AmeriHost Inn hotels. During 1999, the Company sold one wholly-owned, non-AmeriHost Inn hotel, and two joint ventures in which the Company was a partner sold their non-AmeriHost Inn hotels. During 2000, the Company sold one wholly-owned non-AmeriHost Inn hotel. During 2002, a joint venture in which the Company was a partner sold its non-AmeriHost Inn hotel. The net proceeds from these sales were primarily used by the Company to develop additional AmeriHost Inn hotels.

HOTEL PROPERTIES

At December 31, 2002, the Company owned and/or managed 72 hotels in 17 states, concentrated in the midwestern and southern United States. The Company had 4 additional hotels under construction located generally in the same geographical areas.

The following is a list of hotel properties under the Company's management at December 31, 2002, by state:


                                                                                                    Date
State             Hotel (1)                                                   Rooms           Operations Began
-----             ---------                                                  -------          ----------------

California         AmeriHost Inn Fontana                                         80                02/02/02
                                                                             ------

Florida            Howard Johnson Express Inn Ft. Myers                         124                09/30/92
                                                                             ------

Georgia            AmeriHost Inn Eagles Landing, Stockbridge                     60                08/08/95
                   AmeriHost Inn LaGrange                                        59                03/01/95
                   AmeriHost Inn Smyrna                                          60                12/21/95
                   Days Inn Northwest, Atlanta                                  104                11/01/91
                                                                             ------
                                                                                283
                                                                             ------

Illinois           AmeriHost Inn Jacksonville                                    60                06/14/96
                   AmeriHost Inn Macomb                                          60                05/19/95
                   AmeriHost Inn Players Riverboat Hotel, Metropolis            120                02/25/94
                   AmeriHost Inn Rochelle                                        61                03/07/97
                   AmeriHost Inn Sycamore                                        58                05/31/96
                   Days Inn Niles                                               150                01/01/90
                                                                             ------
                                                                                509
                                                                             ------

Indiana            AmeriHost Inn & Suites Columbia City                          60                03/05/99
                   AmeriHost Inn & Suites Decatur                                60                08/30/98
                   AmeriHost Inn Hammond                                         86                03/29/96
                   AmeriHost Inn & Suites Huntington                             62                08/21/98
                   AmeriHost Inn Plainfield                                      60                09/01/92
                   Days Inn Plainfield                                           64                05/01/90
                   Ramada Inn Lafayette                                         144                02/02/94
                                                                             ------
                                                                                536
                                                                             ------

Iowa               AmeriHost Inn & Suites Boone                                  60                08/21/98
                   AmeriHost Inn & Suites Le Mars                                63                01/07/98
                   AmeriHost Inn & Suites Mt. Pleasant                           63                07/02/97
                   AmeriHost Inn & Suites Pella                                  60                11/02/01
                   AmeriHost Inn Storm Lake                                      61                08/13/97
                                                                             ------
                                                                                307
                                                                             ------

Kentucky           AmeriHost Inn Murray                                          60                11/01/96
                                                                             ------






                                                                                                     Date
State             Hotel (1)                                                   Rooms            Operations Began
-----             -----                                                      -------           ----------------

Michigan           AmeriHost Inn & Suites Battle Creek (4)                       62                03/19/99
                   AmeriHost Inn Coopersville                                    60                12/31/95
                   AmeriHost Inn & Suites Dowagiac                               64                09/28/01
                   AmeriHost Inn Grand Rapids North, Walker                      60                07/05/95
                   AmeriHost Inn Grand Rapids South                              61                06/11/97
                   AmeriHost Inn & Suites Howell                                 75                01/18/02
                   AmeriHost Inn Hudsonville                                     61                11/24/97
                   AmeriHost Inn & Suites Monroe                                 63                09/19/97
                   AmeriHost Inn Port Huron                                      61                07/01/97
                                                                             ------
                                                                                567
                                                                             ------

Mississippi        AmeriHost Inn Batesville                                      60                04/26/96
                   AmeriHost Inn Tupelo                                          61                07/25/97
                    Howard Johnson Express Inn Tupelo                           124                12/31/01
                                                                             ------
                                                                                245
                                                                             ------

Missouri           AmeriHost Inn Fulton                                          62                01/21/99
                   AmeriHost Inn Mexico                                          61
                    AmeriHost Inn Warrenton                                      63                11/07/97
                                                                             ------
                                                                                186
                                                                             ------

Ohio               AmeriHost Inn Ashland                                         62                08/09/96
                   AmeriHost Inn & Suites Athens (2)                            100                11/04/89
                   AmeriHost Inn & Suites Cambridge                              71                02/06/98
                   AmeriHost Inn & Suites Columbus Southeast (2)                 60                04/17/98
                   AmeriHost Inn & Suites East Liverpool (3)                     66                10/20/00
                   AmeriHost Inn Jeffersonville North                            61                07/20/96
                   AmeriHost Inn Jeffersonville South                            60                10/14/94
                   AmeriHost Inn Kenton                                          60                08/02/96
                   AmeriHost Inn Lancaster                                       60                09/04/92
                   AmeriHost Inn Logan                                           60                04/16/93
                   AmeriHost Inn Marysville                                      78                06/01/90
                   AmeriHost Inn & Suites Newark (4)                             72                01/29/99
                   AmeriHost Inn & Suites Oxford (3)                             61                12/04/00
                   AmeriHost Inn St. Marys                                       61                11/25/97
                   AmeriHost Inn & Suites Toledo/Maumee (3)                      85                07/24/02
                   AmeriHost Inn Upper Sandusky                                  60                04/12/95
                   AmeriHost Inn & Suites Wilmington                             61                02/21/97
                   AmeriHost Inn Wooster East                                    57                01/18/94
                   AmeriHost Inn Wooster North                                   60                10/20/95
                   AmeriHost Inn Zanesville                                      60                07/30/96
                   Days Inn New Philadelphia                                    104                06/04/92
                    Ramada Inn Dayton Mall                                       215                01/20/92
                                                                             ------
                                                                              1,634
                                                                             ------



                                                                                                   Date
State             Hotel (1)                                                   Rooms            Operations Began
-----             -----                                                      -------           ----------------

Oklahoma           AmeriHost Inn & Suites Enid                                   60                06/11/98
                                                                             ------

Pennsylvania       Days Inn Altoona                                             139                08/31/92
                    Arlington Hotel Oil City                                    105                12/02/92
                                                                             ------
                                                                                244
                                                                             ------

Tennessee          AmeriHost Inn Jackson                                         60                04/01/98
                                                                             ------

Texas              AmeriHost Inn McKinney                                        61                01/07/97
                                                                             ------

West Virginia      AmeriHost Inn New Martinsville                                60                05/03/96
                   AmeriHost Inn Parkersburg North                               78                06/26/95
                   AmeriHost Inn Parkersburg South                               61                12/30/96
                                                                             ------
                                                                                199
                                                                             ------

Wisconsin          AmeriHost Inn & Suites Lomira                                 60                06/08/01
                    AmeriHost Inn Mosinee                                        53                04/30/93
                                                                             ------
                                                                                113
                                                                             ------

                                                TOTAL ROOMS                   5,268
                                                TOTAL PROPERTIES                 72

         (1)      Unless otherwise noted, the Company owns a direct or  indirect equity or leasehold interest in the hotel.
         (2)      Indicates  properties  which are currently  co-managed with an unaffiliated third party.
         (3)      Indicates  properties  which  are  currently   managed  by  an
                  unaffiliated third party.
         (4)      Indicates  properties which  were sold  subsequent to December
                  31, 2002.


HOTEL REVENUE RESULTS

The table below shows the average occupancy percentage, average daily rate ("ADR") and RevPAR experienced by the Company in 2002 in various locations. These statistics include all hotels open and operating for a period of more than 13 months as of December 31, 2002.


                                                               Average           Average           Revenue Per
                                                              Occupancy        Daily Rate        Available Room
                                                              ---------        ----------        --------------
Ohio (21 hotels)                                                52.5%             $60.72              $31.85
Illinois, Iowa and Wisconsin (13 hotels)                        60.8%             $54.40              $33.06
Michigan and Pennsylvania (10 hotels)                           53.8%             $57.56              $30.94
Georgia, Mississippi and West Virginia (9 hotels)               59.5%             $51.39              $30.59
Indiana and Kentucky (8 hotels)                                 51.5%             $53.20              $27.38
Texas (1 hotel)                                                 57.8%             $55.38              $31.99
Other hotels (6 hotels located in Tennessee, Florida,
  Missouri and Oklahoma)                                        57.6%             $54.35              $31.29

         All hotels (68 hotels)                                 55.4%             $56.32              $31.17


The table below shows the same room average occupancy, ADR and RevPAR experienced by the Company in 2002 for its AmeriHost Inn hotels and for its other non-AmeriHost Inn hotels. These statistics include the AmeriHost Inn hotels and the non-AmeriHost Inn hotels open and operating for a period of more than 13 months as of December 31, 2002.

                                    Average         Average        Revenue Per
                                   Occupancy      Daily Rate     Available Room
                                   ---------      ----------     --------------
AmeriHost Inn (59 hotels)            58.9%           $57.19            $33.68

Non-AmeriHost Inn (9 hotels)         44.4%           $52.30            $23.22

         All hotels                  55.4%           $56.25            $31.17

The above charts do not include four hotels which were open, or owned, less than 12 months as of December 31, 2002.

DEVELOPMENT AND CONSTRUCTION

The Company pursues new business utilizing its in-house development and construction staff. The Company builds for itself and for joint venture entities in which a wholly-owned subsidiary retains an equity position in the hotel. The Company also offers turnkey services to unaffiliated third parties under a general contractor agreement, which include development, construction, architectural/engineering, interior design and FF&E (furniture, fixtures and equipment) purchasing.

The Company either hires a general contractor to construct the hotel for a fixed price, or acts as the general contractor and enters into all subcontracts directly. In order to minimize its risk associated with any cost overruns, the Company usually enters into fixed contracts with the general contractor, if any, as well as any subcontractors, prior to the commencement of construction. The Company's project superintendents or managers oversee each phase of construction in order to assure the quality and timing of the construction. With few exceptions, such as the interior color scheme, each AmeriHost Inn hotel is the same in every detail, including the overall layout, room sizes and indoor pool area. The replication of its prototype design allows for accurate budgeting of construction and overhead costs. The Company has an interdisciplinary staff composed of architects, an escrow agent and construction professionals to perform many tasks in-house, thereby reducing costly outsourced services. By administering the building process with its own staff, the Company is often able to offer a competitive advantage in terms of pricing, compared to other developers.

LODGING INDUSTRY

The United States lodging industry's performance is strongly correlated to economic activity, with changes in gross national product growth affecting both room supply and demand, resulting in cyclical changes in average occupancy rates, average daily rates, and revenue per available room. After the recession of the early 1990s, the United States lodging industry showed significant improvement throughout the mid and late 1990s in terms of aggregate RevPar and profitability results. In 2000, the industry had its most profitable year ever, $22.5 billion, and the growth in hotel room demand peaked. In 2001, the United States lodging industry was severely impacted by the economic downturn, the September 11th terrorist attacks and excess supply. Although, the rate of decline of industry-wide profitability slowed in 2002 versus 2001, the industry remained in a stagnant-to-downward trend, as indicated by the following statistics from PricewaterhouseCoopers:

                                                           2002          2001
                                                         ---------     --------

         Percentage change in industry-wide
           profitability per available room                -2.4%        -29.3%

         Decrease in industry-wide occupancy
           from prior year                                 -1.0%         -5.8%

         Decrease in industry-wide RevPAR
           from prior year                                 -2.6%         -6.9%

In 2002, according to a report by PricewaterhouseCoopers, both international and domestic travel slowed for the first time in 18 years. Furthermore, according to this same report, the last time occupancies were lower than the occupancies achieved during the period of 2000-2002 was during the period of 1969-1971. For all of these reasons, 2002 remained a difficult year for the industry despite many predictions of a turnaround.

The Company's hotels' operating results have been affected by the downward economic and industry trends in 2001 and 2002, but to a lesser degree, due to their size and location in smaller towns, which are not as dependent on air travel and large conventions/group business as larger city hotels. For 2002, same room RevPAR for the Company's AmeriHost Inn hotels increased 3.7%, significantly outpacing the overall lodging industry and the limited-service sector. According to Smith Travel Research, RevPAR declined 0.6% for the mid-scale without food and beverage segment for the lodging industry in 2002.

GROWTH STRATEGY

The Company's core strategy is to migrate its business to more recurring cash flow and income streams with less investment in physical assets and less indebtedness. The Company intends to achieve this core growth strategy for the future through the following steps: (i) accelerate the development of AmeriHost Inn hotels primarily via joint ventures and for third parties, (ii) sell all, or most, of its non-AmeriHost Inn hotels, (iii) accelerate the sale of AmeriHost Inn hotels and the reinvestment of net proceeds in new development, (iv) expand the relationship with Cendant to increase the flow of franchise royalty sharing and development fees from Cendant to the Company, and (v) improve operations at, and returns from, existing hotels.

DEVELOPMENT AND CONSTRUCTION GROWTH STRATEGY

Having developed more than 100 hotels throughout the continental United States, the Company believes it has a strong reputation in construction and development that enables it to effectively market these services to unaffiliated entities. The association with Cendant in franchise development and brand growth affords the Company an opportunity to offer and provide these services for a fee to potential Cendant franchisees. The Company anticipates increasing its efforts to grow such third-party income streams.

The Company intends to continue using its hotel development and management expertise to build and operate hotels for itself, as well as for future joint ventures in which the Company holds a minority ownership interest and in some instances, for other Cendant franchisees. Cendant has designated the Company as a preferred developer for the AmeriHost Inn brands, whereby Cendant will refer potential AmeriHost Inn franchisees to the Company when they seek expertise in hotel development and construction. In addition, the Company is pursuing development contracts with unaffiliated entities.

During 2002, the Company completed construction on four AmeriHost Inn hotels which were started in 2001 and began construction on four additional AmeriHost Inn hotels. Two of the four hotels, which started construction in 2002, opened in the first quarter of 2003, and the other two are scheduled to open in the second quarter of 2003. In addition, the Company is currently in due diligence and negotiation on five potential developments of AmeriHost Inn hotels. In 2003, the Company will place renewed emphasis on working with existing and new joint venture partners, and with non-affiliated parties in developing and providing "turnkey" completed AmeriHost Inn hotels. Under the Company's franchise agreements with Cendant, the Company can claim exclusive rights to certain geographic markets for a period of time, allowing it to build a strong presence in that market to achieve economies of scale and competitive advantages.

Historically, the Company has financed its hotel development and construction through a combination of equity and debt or lease financing, with the equity typically provided by the Company and/or its joint venture partners, debt financing typically provided by local or regional banks, and leasing arrangements provided by a real estate investment trust ("REIT"). The Company also has secured a $20 million new construction loan facility, which has typically renewed annually, and provides for construction financing that converts to permanent financing upon opening. The Company has approximately $8.5 million outstanding under this facility as of December 31, 2002, relating to three AmeriHost Inn hotels, which is, or will be, converted to, long-term permanent financing. The availability for new projects under this facility increases as hotels, which have been financed with the facility, are sold, and the related mortgage is paid off. The Company has until May 31, 2003, to utilize this loan facility, subject to lender's approval of each project. The Company is in the process of renewing this credit facility with the lender. All of the AmeriHost Inn hotels under construction at December 31, 2002, were being financed through a combination of debt and equity.

The Company believes that it can develop and operate additional AmeriHost Inn hotels that can achieve occupancies and average daily rates similar to those the Company has achieved at its existing AmeriHost Inn hotels. Moreover, the Company believes that the development of additional AmeriHost Inn hotels, through the Company as well as through additional AmeriHost Inn franchise sales by Cendant, and the expanded geographic diversity will continue to enhance the awareness of the AmeriHost Inn brand, improving revenues and market penetration at existing, as well as future, AmeriHost Inn hotels. The Company believes that leveraging its expertise in hotel development and management by providing these services to unaffiliated parties and Cendant franchisees will also assist the Company in reaching its financial objectives.

SALES OF AMERIHOST INN AND NON-AMERIHOST INN HOTELS

As a part of the Company's overall strategy to expand the AmeriHost Inn hotel brand, the Company plans to sell a portion of its current hotel portfolio, which includes both AmeriHost Inn and non-AmeriHost Inn hotels. It is the Company's goal to reinvest a significant portion of the net proceeds from the sales back into the AmeriHost Inn brand in new development projects primarily through joint ventures. The Company will use its current development staff and also the services of regional and national hotel brokerage firms to assist in the accelerated sale of hotels, as market conditions permit, with the aim to grow the AmeriHost Inn brand and the flow of royalty sharing and development incentive fees from Cendant to the Company. A main focus in 2003 also will be to sell off many non-core assets (non-AmeriHost Inn hotels), subject to market conditions. This will allow more of the Company's resources to be allocated toward the Company's goal of increasing AmeriHost Inn brand distribution through the development of new AmeriHost Inn hotels.

HOTEL OPERATIONS

The Company's operating goal is to provide its customers with a consistent lodging experience by offering a set of amenities and services which meet and/or exceed the customer's expectations. The Company has developed a set of standards and procedures for all aspects of building and operating an AmeriHost Inn hotel, including site selection, development, construction, management, accounting, marketing and purchasing.

The Senior Vice President of Operations is responsible for establishing strategic objectives for all hotel operations with a goal of maximizing RevPAR and profitability. In pursuit of such goals, the Senior Vice President of Operations supervises the Regional Directors of Operations, who in turn oversee the General Managers of the hotels. The General Managers, in turn, train, develop and oversee their hotel's operational teams. Each Regional Director of Operations is responsible for eight to 12 hotels, depending on size and the geographic dispersion of the properties. The Company also has corporate sales and marketing personnel who provide support for national, regional and local marketing efforts, as directed by the Vice President of Sales and Marketing. The Company's internal auditors perform audits of each hotel, typically twice a year. Their responsibilities include a review of financial reports, cash, receivables, operational standards, security and Federal and State compliance matters. This department also provides on-site training for General Managers and other on-site personnel.

The Company uses a marketing strategy, which seeks active involvement in the local community in which the hotels are located. The local business and residential community is often the hotels' best referral source. Visitors to these communities often seek hotel referrals from family, friends and business associates. The General Managers are expected to devote time to participate in activities with local businesses and the community. The General Managers are expected to be involved in local civic groups and sponsor special events in an effort to promote community awareness and build relationships with business leaders and local residents. The hotels sponsor local social and community events and open their facilities to local clubs and civic organizations. The community involvement and local and regional marketing programs showcase the hotel to both the corporate and leisure markets.

The Company's corporate and regional sales/marketing personnel, and its general managers, also will continue to utilize Cendant's reservation system, the Internet and other distribution channels in its efforts to increase hotel revenues. The franchisor, Cendant, maintains a toll-free reservation number for the AmeriHost Inn system, which allows guests to make reservations at any one of the AmeriHost Inn hotels nationwide. In addition, the AmeriHost Inn web site is capable of accepting reservations on-line, further improving guests' ability to easily reserve rooms. The Company also participates in the Global Distribution System (GDS) and Cendant's Internet distribution channels. GDS is the airline reservation system utilized by travel agents to make hotel bookings. The franchise system also periodically implements local and regional marketing campaigns using radio, newspaper, direct mail and other marketing/sales initiatives. As part of its franchise agreements with Cendant, all franchisees, including the Company, contribute to the marketing fund used to promote the brand on a national level.

The Company has developed a centralized financial management system, which includes cash management, accounts payable, the generation of daily financial and operational information and monthly financial statements. This reporting system allows property, regional and senior management to closely monitor operating results. The Company provides standard operating procedures to maximize uniform and efficient financial reporting. These efficiencies allow the property management to focus on the operation and marketing of the hotel. The centralized financial management reporting system also enhances the quality and reporting of internal financial reports. In addition, since the Company's employee leasing subsidiary employs all of the approximately 1,300 hotel personnel, the costs of certain payroll and related expense are lower than if each hotel maintained its own employees. Similarly, this system allows the Company to offer more attractive health insurance programs to its employees.

COMPETITION

There is significant competition in the mid-price, limited- and full-service segments of the lodging industry. There are numerous hotel chains that operate on a national or regional basis, as well as other hotels, motor inns and other independent lodging establishments throughout the United States. Competition is primarily in the areas of price, location, age and quality of product, services, amenities, and the quantity and quality of sales and marketing and of franchisor reservation and other distribution channels to bring guests to the hotel. Many of the Company's competitors have recognized trade names, greater resources and longer operating histories than the Company or Cendant. However, the Company believes that its management is sufficiently experienced, and that the continued development of its sales and marketing efforts and the efforts of Cendant for the Company's AmeriHost Inn hotels should enable the Company to continue to compete successfully, as evidenced by the Company's RevPAR results for its AmeriHost Inn hotels, versus its mid-price without food and beverage competitors, per Smith Travel Research.

There are a number of companies which develop, construct and renovate hotels. Some of these companies perform these services only for their own account, while others actively pursue contracts for these services with third-party owners. The Company believes that it can develop, construct and renovate hotels at costs which are competitive. The Company believes that its use of a well-designed prototype, significant experience (the Company has managed the development and construction of more than 100 hotels) and volume purchasing of furniture and amenities results in development costs which are lower than those experienced by many competitors building comparable hotels. The Company also believes that its ability to offer additional services, such as hotel management, provides competitive advantages.

There are many hotel management companies which provide management services to hotels similar to the services provided by the Company. While the quantity of competition may be high, the Company believes that the quality of its services, including its information and management systems and employee leasing operations, will enable the Company to compete successfully. The Company believes that its focus on smaller town markets also lessens competition for the types of services provided by the Company.

The  Company  believes  that  the  relationship   between  the  development  and
construction costs and the average daily rates achieved by the AmeriHost Inn hotels is more favorable than that experienced by many of the Company's competitors. In addition, a significant portion of the purchasing and accounting functions related to the hotels is handled centrally, thus enabling the local general managers and their staff to focus their efforts on marketing and sales. The centralization of many functions also assists in keeping costs lower due to certain economies of scale. This allows the AmeriHost Inn hotels to operate efficiently and compete effectively.

FRANCHISE AGREEMENTS

At December 31, 2002, the Company had franchise agreements (collectively, the "Franchise Agreements") with AmeriHost Inn Franchise Systems, Inc. for its AmeriHost Inn hotels, and with Days Inn of America, Inc., Howard Johnson's Franchise Systems, Inc. and Ramada Franchise Systems, Inc. for its non-AmeriHost Inn hotels. Although the terms of the various Franchise Agreements differ, each requires the Company to pay a monthly fee for the right to operate the hotel under the "flag" of that Franchisor and to have access to the other benefits provided by such Franchisor, including access to reservation systems, marketing plans and use of trademarks. The fees, including the marketing and reservation system assessments, typically range between 4% and 10% of gross revenues attributable to room rentals. In addition, the Company and/or the joint venture, which owns a hotel operated pursuant to a Franchise Agreement, will have ongoing obligations to maintain the quality and condition of the hotel to the standards required by the Franchisor. The term of a Franchise Agreement typically is between 10 and 20 years, with a substantial penalty for early termination by the Company. The Company believes that it is in compliance with its Franchise Agreements, and the loss of any one of the Franchise Agreements would not have a material impact on the Company.

EMPLOYEES

As of December 31, 2002, the Company and its subsidiaries had 1,421 full and part-time employees:

             Hotel Management:
                 Operations                                 28
                 Accounting and finance                     15
                 Property general managers                  82

             Hotel Development:                             12

             Hotel Operations:                             958

             Corporate:
                 General and administrative                  9
                 Officers                                    2

             Employee Leasing:
                 General and administrative                  3
                 Operations                                312
                                                         -----
                                                         1,421
                                                         =====

To date, the Company has not experienced any work stoppages or significant employee-related problems. The Company believes that its relationship with its employees is good.

WEB SITE ACCESS TO COMPANY REPORTS

The Company makes available free of charge through its web site, www.arlingtonhospitality.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities Exchange Commission. The Company's Internet web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 2.   PROPERTIES.

The Company owns the office building in which its corporate offices and the offices of its wholly-owned subsidiaries are located at 2355 South Arlington Heights Road, Suite 400, Arlington Heights, Illinois 60005. The five-story building contains approximately 56,000 rentable square feet, of which the Company occupies approximately 19,000 square feet. Nearly all of the additional space is leased to various tenants under long-term agreements. This office building is pledged to secure related long-term mortgage debt.

At December 31, 2002, the Company had a 100% or controlling ownership or leasehold interest in 61 operating hotels located in 17 states. The land, building, furniture, fixtures and equipment and construction in progress for these hotels are reflected in the Company's Consolidated Balance Sheet at December 31, 2002. These assets were substantially pledged to secure related long-term mortgage debt. See Item 1 and Notes 6 and 7 to the Consolidated Financial Statements under Item 15.

In addition to the foregoing, the Company has an equity interest in partnerships which own and/or lease property. See Note 4 to the Consolidated Financial Statements under Item 15.

ITEM 3.   LEGAL PROCEEDINGS.

The Company is subject to claims and suits in the ordinary course of business. In management's opinion, currently pending legal proceedings and claims against the Company will not, individually or in the aggregate, have a material adverse effect on the Company's financial condition, results of operations or liquidity.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5.   MARKET  FOR THE  REGISTRANT'S  COMMON  STOCK  AND RELATED STOCKHOLDER
          MATTERS.

The Company's Common Stock is traded on the Nasdaq National Market under the symbol HOST. As of March 27, 2003, there were 1,237 holders of record of the Company's Common Stock. The following table shows the range of reported high and low closing prices per share.
                                                        High($)        Low($)
                                                        -------        ------

FISCAL 2001
   First quarter                                          3.75            2.75
   Second quarter                                         4.24            3.01
   Third quarter                                          3.90            2.10
   Fourth quarter                                         3.49            1.95

FISCAL 2002
   First quarter                                          3.00            1.92
   Second quarter                                         4.80            2.74
   Third quarter                                          4.30            3.30
   Fourth quarter                                         4.00            2.90

FISCAL 2003
   First quarter (through March 27, 2003)                 3.53            3.05

The Company has not declared or paid any cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. However, from time to time, the Company may utilize cash to purchase its common stock. Currently, the Board of Directors has authorized the Company to buy back, at any time and without notice, up to 1,000,000 shares of its Common Stock under certain conditions. Under this authorization, to date the Company has not repurchased a significant number of shares. Any future determination to pay cash dividends or to purchase Common Stock will be made in light of the Company's earnings, financial position, capital requirements and such other factors as the Board of Directors deems relevant.

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

ITEM 6.   SELECTED FINANCIAL DATA.

The selected consolidated financial data presented below has been derived from the Company's consolidated financial statements. The consolidated financial statements for all years presented have been audited by the Company's independent certified public accountants, whose reports on such consolidated financial statements for each year of the three-year period ended December 31, 2002, is included herein under Item 15. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto under Item 15 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                      (in thousands, except per share data)
         (this presentation not covered by independent auditors' report)


                                                                       Fiscal Year Ended December 31,
                                                           ------------------------------------------------------
                                                             2002       2001        2000       1999        1998
                                                           --------   --------    --------   --------    --------
STATEMENT OF OPERATIONS DATA:
  Revenue                                                  $ 76,531   $ 77,153    $ 76,151    $76,058    $ 68,618
  Operating costs and expenses                               60,871     58,500      58,736     57,868      54,286
  Depreciation and amortization expense                       5,516      4,676       4,542      4,567       5,487
  Leasehold rents - hotels                                    5,411      6,510       6,525      7,307       4,192
  Corporate general and administrative                        2,199      1,908       1,695      1,537       1,569
  Impairment provision                                          542        -           -          -           -
  Operating income                                            1,992      5,559       4,653      4,780       3,084

  Interest expense, net                                       5,025      4,332       4,819      5,155       5,592
  Gain on sale of fixed assets                                  727      1,286       6,663        553         305

  Income (loss), before extraordinary item and
    cumulative effect of change in accounting principle(1) $ (1,710)  $    755    $  4,010   $    201    $ (1,167)
                                                           ========   ========    ========   ========    ========
  Net income (loss)                                        $ (1,710)  $    755    $  4,010   $    201    $ (2,796)
                                                           ========   ========    ========   ========    ========

  Income (loss) per share, before extraordinary item
    and cumulative effect of
    change in accounting principle(1):
          Basic                                            $ (0.34)   $   0.15    $   0.81   $   0.04    $ (0.19)
                                                           =======    ========    ========   ========    =======
          Diluted                                          $ (0.34)   $   0.13    $   0.74   $   0.02    $ (0.20)
                                                           =======    ========    ========   ========    =======

  Net income (loss) per share:
          Basic                                            $ (0.34)   $   0.15    $  .0.81   $   0.04    $ (0.45)
                                                           =======    ========    ========   ========    =======
          Diluted                                          $ (0.34)   $   0.13    $   0.74   $   0.02    $ (0.45)
                                                           =======    ========    ========   ========    =======

  Weighted average shares outstanding:
          Basic                                               4,958      4,975       4,976      5,567       6,180
                                                           ========   ========    ========   ========    ========
          Diluted                                             4,958      5,182       5,272      5,857       6,513
                                                           ========   ========    ========   ========    ========

BALANCE SHEET DATA:
  Total assets                                             $119,934   $114,888    $ 98,143   $103,108    $115,281
  Long-term debt, including current portion                  76,242     72,199      58,604     60,349      71,841
  Working capital (deficiency)                               (8,995)    (4,575)     (4,172)    (6,817)     (6,924)
  Shareholders' equity                                       17,370     19,067      18,266     14,181      18,316
  Deferred income                                            10,867     10,715      12,196     14,001      13,164

OTHER DATA:
  Cash provided by (used in) operating activities            14,330     15,507       1,218       (885)      5,408
  Cash (used in) provided by investing activities           (17,073)  (27,105)    2,728      12,344      15,555
  Cash provided by (used in) financing activities             1,964     14,617      (5,983)   (12,187)    (18,819)
  Capital expenditures                                       18,578     25,400      10,434      2,103      42,183

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company is engaged in the development and sale of AmeriHost Inn hotels, and the ownership, operation and management of AmeriHost Inn hotels and other mid-price hotels. As of December 31, 2002, the Company had 62 AmeriHost Inn hotels open, of which 52 were wholly-owned or leased, one was majority-owned, and nine were minority-owned. The Company opened three AmeriHost Inn hotels in which the Company has an ownership interest during the past twelve months. In addition, the Company completed construction of an AmeriHost Inn hotel for an unaffiliated third party in 2002. As of December 31, 2002, three wholly-owned AmeriHost Inn hotels and one hotel in which the Company has a minority ownership interest were under construction. For all of 2002, same room revenue for all AmeriHost Inn hotels owned and operated by the Company, including minority-owned hotels, increased approximately 3.7%, attributable to a 6.3% increase in occupancy offset by a decrease of $1.37 in average daily rate. These results relate to the 66 AmeriHost Inn hotels that have been operating for at least 13 full months during 2002. Same room revenues for all AmeriHost Inn hotels owned and operated by the Company decreased approximately 0.8% during the fourth quarter of 2002, compared to the fourth quarter of 2001, attributable to a decrease of 1.3% in occupancy offset by an increase of $0.32 in average daily rate. These results relate to the 62 AmeriHost Inn hotels that have been operating for at least 13 full months during the three months ended December 31, 2002.

Revenues from hotel operations consist of the revenues from all Consolidated hotels. Consolidated hotels are those hotels in which the Company has a 100% or controlling ownership or leasehold interest, and are consolidated in the Company's financial statements. Unconsolidated hotels are those hotels in which the Company has a minority or non-controlling ownership or leasehold interest, and are accounted for by the equity method. Non-core hotels are those hotels operated as independent of a franchise affiliation (one hotel as of December 31,
2002), or under a national franchise affiliation other than the AmeriHost Inn brand, such as Days Inn, Ramada Inn, and Howard Johnson Express (nine hotels as of December 31, 2002). Development and construction revenues consist of fees for new construction and renovation activities performed by the Company for unconsolidated hotels and unrelated third parties. The Company records commissions and revenue from the sale of its Consolidated AmeriHost Inn hotels, based upon the net sale price, as these sales are considered part of the Company's strategy of building and selling hotels, and therefore expanding the AmeriHost Inn brand. The Company receives revenue from management and employee leasing services provided to unconsolidated hotels and unrelated third parties. Incentive and royalty sharing fees consist of the amortization of one-time development incentive fees received upon the sale of an AmeriHost Inn hotel to a third party who enters into an AmeriHost Inn franchise agreement, and the Company's portion of the franchise royalty fees paid by all AmeriHost Inn hotels to Cendant Corporation ("Cendant"), the franchisor and owner of the AmeriHost Inn brand. Finally, the Company also owns the office building in which its headquarters is located, and receives revenues as landlord from the third-party tenants in the building.

Revenues from Consolidated AmeriHost Inn hotels decreased 4.1% to $43.2 million during 2002, from revenues of $45.1 million during 2001, due primarily to the reduction in the number of owned hotels from their sale to third parties, offset by increases in same room revenues. Same room revenues for all Consolidated AmeriHost Inn hotels owned and operated by the Company increased approximately 2.9% during 2002, compared to 2001, attributable to a 5.5% increase in occupancy, partially offset by a decrease of $1.42 in average daily rate. These results relate to the 55 Consolidated AmeriHost Inn hotels that were operating for at least thirteen full months during 2002. Revenues from Consolidated non-core hotels decreased 5.9% during 2002, compared to 2001, as a result primarily of the 15.4% decrease in same room revenue. Revenues from hotel sales and commissions decreased to $10.0 million during 2002, compared to $12.9 million in 2001, as a result of the sale of five hotels (four wholly-owned and one leased AmeriHost Inn hotels) versus the sale of nine hotels (five wholly-owned and four leased AmeriHost Inn hotels). Total revenues decreased 0.8% to $76.5 million during 2002, from $77.2 million during 2001. The Company recorded a net loss of ($1.7) million for 2002, or ($0.34) per diluted share, compared to net income of $755,100 or $0.13 per diluted share in 2001. The net loss for 2002 included (i) a gain of $298,000, pretax, from an insurance settlement, (ii) certain one-time expenses of approximately $683,000, pretax, related to the resignation and replacement of the Company's President/CEO, and
(iii) non-cash charges of approximately $642,000, pretax, for an impairment provision on primarily non-core hotels.

On September 30, 2000, the Company sold the AmeriHost Inn brands and franchising rights to Cendant. The agreement with Cendant provides for both short-term and long-term incentives to the Company as the AmeriHost Inn brands are expanded, including (i) for the 25-year term of the agreement, favorable royalty payment terms on any AmeriHost Inn hotels owned/leased and operated by the Company, including hotels owned through joint ventures with prior approval from Cendant,
(ii) for the 25-year term of the agreement, the sharing of royalties received by Cendant from all AmeriHost Inn hotels in the franchise system (excluding those owned/leased and operated by the Company), and (iii) for the 15-year term of the agreement, a hotel development incentive fee each time an AmeriHost Inn hotel owned/leased and operated by the Company is sold to an operator who becomes a Cendant franchisee. The Company received $1.8 million in development incentive fees in 2002 which were deferred and are being amortized over a 76-month period. Revenues from development incentive and royalty sharing fees, including the amortization of deferred development incentive fees, nearly tripled to approximately $589,000 in 2002 compared to 2001.

Excluding hotels under construction, the Company had an ownership interest in 72 hotels at December 31, 2002, versus 76 hotels at December 31, 2001. The increased ownership from the development of AmeriHost Inn hotels for the Company's own account and the acquisition of an AmeriHost Inn hotel from a joint venture was offset by the sale of AmeriHost Inn hotels to Cendant franchisees and the sale of one non-AmeriHost Inn hotel. Total Consolidated hotels decreased slightly to 61 hotels at December 31, 2002, versus 63 hotels at December 31, 2001.

OPERATING RISKS

The Company's revenues and investments are nearly all in a single industry, the lodging industry. As a result, the Company's operations and results have been, and will be, adversely affected by one or more of the risks inherent in the lodging industry. These risks, include, but are not limited to: competition and seasonality (as described under "Seasonality" below); cyclical overbuilding; the results and operations of franchisors utilized by the Company's hotels, primarily Cendant; changing levels of demand for hotel rooms and related services, as currently evidenced since the downturn in economic conditions and the September 11, 2001 terrorist attacks; unexpected or ongoing increases in hotel expenses, such as insurance, energy and the costs of wages and benefits; demographic and other market changes which impact customer preferences; changes in governmental regulations that impact the hotel's cost of doing business; the inability to fully reduce hotel expenditures to cover hotel revenue shortfalls; the recurring and extraordinary costs of necessary renovations and refurbishment of hotels; and the impact of geopolitical events.

If the present economic and lodging industry slowdown or concerns over geopolitical events worsens significantly, or continues for a protracted period of time, declines in the occupancy levels or average daily rates of the Company's hotels could have a material adverse effect on the Company's operating results.

CRITICAL ACCOUNTING POLICIES

Consolidation Policy
--------------------

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

Minority-owned joint ventures in which the Company maintains a non-controlling ownership interest are accounted for by the equity method. Under this method, the Company maintains an investment account, which is increased by contributions made and its share of the joint venture's income, and decreased by distributions received and its share of the joint venture's losses, in accordance with the terms of the joint venture agreement. The Company's share of each joint venture's income or loss, including gains and losses from capital transactions, is reflected on the Company's consolidated statement of operations as "Equity in income and (losses) from unconsolidated joint ventures."

Revenue Recognition
-------------------

Hotel operations

The revenue from the operation of a Consolidated hotel is recognized as part of the hotel operations segment when earned. Typically, cash is collected from the guest at the time of check-in or checkout, however the Company also extends credit to selected corporate customers. The Company had a reserve for specifically identified doubtful corporate accounts receivable in the amount of $150,000 at December 31, 2002. The reserve for doubtful accounts is reviewed periodically for reasonableness and is considered appropriate as of December 31, 2002.

Hotel sales and commissions

The Company's intention is to operate the Consolidated hotels until a buyer is found at an appropriate price. The Company may actively try to sell the hotel during the construction period, upon opening, or anytime thereafter. Once the sale of the hotel is consummated, the Company will realize the value from its development. Under this scenario, the Company will depreciate the hotel assets and classify them as investment assets while it operates the hotel, since it is not assured that a sale will ultimately be consummated. Beginning in 2001, the Company records the hotel sale price as development revenue and the net cost basis of the hotel asset as development expense, when the sale is consummated, as part of the ongoing operational activity of the Company. Prior to 2001, the sales of all hotels which had been operated for longer than 12 months, were recorded as a "gain on sale" below the operating income line, computed as the difference between the net sale price and the net cost basis of building the hotel. This treatment was considered appropriate since the strategy of building and selling had not yet been solidified until the consummation of the Cendant transaction in the latter part of 2000. The Company recorded $10.0 million in hotel sales and commission revenue in 2002. The REIT, which owns certain of the Company's leased hotels, closed on the sale of one AmeriHost Inn hotel during 2002.

The Company provides hotel development, management, and staffing services to unrelated third parties and unconsolidated, minority-owned joint ventures. Revenues can be generated in three ways: (i) the Company will record revenue from the development and construction of the hotel, (ii) if the Company enters into a hotel management agreement with the owner, it will recognize revenue in accordance with the terms of the agreement, and (iii) if the Company enters into a hotel staffing agreement with the owner, it will recognize revenue in accordance with the terms of the agreement as services are performed. An unrelated third party or an unconsolidated minority-owned joint venture may contract with the Company for any or all three services. However, the Company will not provide employee leasing services unless it also provides hotel management services pursuant to a written agreement.

Hotel development and construction

The Company recognizes revenue from the development and construction of hotels for third parties and unconsolidated minority-owned entities pursuant to development and construction contracts with the hotel ownership entity. All contracts must be fully executed prior to the start of construction. In addition, the Company will not begin construction on a hotel for a joint venture or third party until it is assured that both the equity and debt financing are in place. The Company records the total contract price as revenue over the development and construction period, and all development and construction costs as operating expenses in the hotel development segment.

Development fee revenue from construction/renovation projects with unaffiliated third parties and unconsolidated joint ventures is recognized using the percentage-of-completion method.

Construction fee revenue from construction/renovation projects with unaffiliated third parties and unconsolidated joint ventures is recognized on the percentage-of-completion method, generally based on the ratio of costs incurred to estimated total contract costs. Revenue from contract change orders is recognized to the extent costs incurred are recoverable. Profit recognition begins when construction reaches a progress level sufficient to estimate the probable outcome. Provision is made for anticipated future losses in full at the time they are identified.

Hotel management services

The Company recognizes management fee revenue when it performs hotel management services for unrelated third parties and unconsolidated joint ventures. The management fees are computed based upon a percentage of total hotel revenues, ranging from 4% to 8%, plus incentive fees in certain instances, in accordance with the terms of the individual written management agreements. The Company recognizes the management fee revenue in the hotel management segment as the related hotel revenue is earned.

Employee leasing

The Company recognizes employee leasing revenue when it staffs hotels, and performs related services, for unrelated third parties and unconsolidated joint ventures. Employee leasing revenues are generally computed as the actual payroll costs plus an administrative fee ranging from 2% to 3%, in accordance with the terms of the individual written staffing agreements. The Company recognizes the employee leasing revenue in the employee leasing segment as the related payroll cost is incurred. Although the Company maintains employee leasing agreements with the hotel ownership entities, the Company is still ultimately responsible for its employees. In addition, the Company is responsible for maintaining and determining staffing levels, scheduling, hiring, firing, performance reviews, etc. through the Company's General Managers. Moreover, the Company is at risk with regard to personnel issues and lawsuits. As such, the Company has recorded employee leasing revenues primarily as the gross payroll cost, plus the administrative fee.

Incentive and royalty sharing

The Company seeks not only to generate profit from the sale of a hotel, but also to generate a development incentive fee and long-term, ongoing royalty sharing revenues from Cendant Corporation. Cendant has agreed to pay the Company a development incentive fee every time the Company sells one of its existing AmeriHost Inn hotels to a buyer who executes an AmeriHost Inn franchise agreement with Cendant. In addition, this fee also will be paid to the Company for new hotels that the Company develops which are then sold to a franchisee of Cendant. This fee applies to the first 370 hotels sold by the Company during the 15-year term of the agreement. The fee is computed based on the most recent twelve months revenue, or a stipulated per room amount if the hotel has been open less than one year. Since the Cendant agreement provides for the potential reimbursement of this fee, from future fees earned, in the event the buyer defaults on the franchise agreement within the first 76 months, these fees are deferred when received, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The deferred fees are amortized as incentive and royalty sharing segment revenue in the accompanying consolidated financial statements on a straight-line basis over the 76-month period, as the contingencies on the revenues are removed.

Cendant has agreed to pay the Company a portion of all royalty fees Cendant receives from all of its AmeriHost Inn franchisees through September 2025. Generally, Cendant receives royalty fees from each of their franchisees based upon a percentage of guest room revenue, ranging from 4% to 5%. In turn, Cendant will pay the Company a portion of this fee as stipulated in the agreement. The Company includes this royalty sharing fee as incentive and royalty sharing fee revenue in the accompanying consolidated financial statements.

Deferred Income
---------------

During 1998 and 1999, the Company sold 30 hotels to a Real Estate Investment Trust ("REIT") for approximately $73 million. Upon the sale of the hotels, the Company simultaneously entered into agreements to lease back each of the hotels from the REIT. The leases are for an initial term of 15 years, as amended, and provide for rent in the amount of 10% of the original sale price, increased annually after year three by the lesser of 2% or the CPI adjustment. The gains from the sale of the hotels in 1998 and 1999 were deferred for financial statement reporting purposes, due to the continuing involvement with the long-term lease agreement, and are being amortized on a straight line basis into income as a reduction of leasehold rent expense over the 15-year initial term. Assuming the Company leases all of the remaining REIT hotels until the end of the term, approximately $694,000 will be amortized annually as a reduction of leasehold rent expense. Upon the sale of a hotel, which is owned by the REIT to an unaffiliated third party, the remaining unamortized deferred income is recognized as gain on sale of fixed assets in the Company's consolidated financial statements.

When the Company builds a hotel for an unconsolidated joint venture, a portion of the profit is deferred. The deferral is computed as the Company's ownership in the joint venture, multiplied by the development fee profit and the construction profit (as it is recognized on the percentage of completion basis). The deferred income is recognized by the Company over the estimated useful life of the related hotel asset. A portion of the deferral is amortized over the same life the joint venture is depreciating the hotel asset (generally, 39 years), and the remaining portion is amortized over the same life the joint venture is depreciating the furniture, fixtures & equipment (generally, 7 years). Upon the sale of a hotel by the joint venture to an unaffiliated third party, the remaining unamortized deferred income is recognized as equity in income and
(loss) of affiliates in the Company's consolidated financial statements.

Impairment of Long-Lived Assets
-------------------------------

On January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires a long-lived asset for sale to be classified as "held for sale" in the period in which certain criteria are met, including that the sale of the asset within one year is probable. Based on historical experience and the Company's business strategy, the Company does not generally assess a sale as probable before the transaction closes, and does not believe any of its properties meet all of the criteria necessary to classify assets as held for sale as of December 31, 2002. SFAS 144 also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from its ongoing operations. The Company does not include the sales or operations of AmeriHost Inn hotels in discontinued operations because it retains ongoing royalty fees from those hotels after their sale. The operations of all other long-lived assets sold or classified as held for sale are reflected as discontinued operations. As of December 31, 2002, there were no identifiable discontinued operations.

The Company periodically reviews the carrying value of certain of its long-lived assets, including its investment in and advances to joint ventures which own long-lived assets, in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected cash flows of such assets to determine if such sum is less than the carrying value of such assets to ascertain if an impairment exists. If an impairment exists, the Company would determine the fair value by using quoted market prices, if available for such assets. If quoted market prices are not available, the Company would obtain an appraisal or discount the expected future cash flows of such assets. During 2001, the Company's reviews indicated that there was no permanent impairment of the Company's long-lived assets. During 2002, the Company reduced the carrying value of its investments in three unconsolidated joint ventures (two AmeriHost Inn hotels and one non-core hotel) by approximately $192,000 in connection with such review. In addition, during 2002, the Company reduced the carrying value of an investment in one non-core Consolidated joint venture by $450,000 in connection with such review. The impairment adjustments for the investments in the two unconsolidated AmeriHost Inn joint ventures and one non-core Consolidated joint venture are reflected as an impairment provision in the accompanying consolidated financial statements. The impairment adjustment for its investment in one non-core unconsolidated joint venture is reflected in equity in net income (loss) from unconsolidated joint ventures in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth the percentages of revenues of the Company represented by components of net income for 2002, 2001 and 2000.


                                                               Percentage of Total Revenue
                                                           Year Ended December 31, (unaudited)
                                                     ---------------------------------------------
                                                         2002             2001             2000
                                                      ---------         ---------      ---------

Revenue                                                  100.0%           100.0%          100.0%
Operating costs and expenses                              79.5             75.8            77.1
                                                       -------           ------         -------
                                                          20.5             24.2            22.9

Depreciation and amortization                              7.2              6.1             6.0
Leasehold rents - hotels                                   7.1              8.4             8.6
Corporate general and administrative                       2.9              2.5             2.2
Impairment provision                                       0.7              -               -

                                                       -------           ------         -------
Operating income                                           2.6              7.2             6.1

Interest expense                                          (7.2)            (6.7)           (7.4)
Interest and other income                                  1.0              1.8             1.5
Equity in income and losses of affiliates                 (0.5)            (1.2)           (0.1)
Gain on sale of assets                                     1.0              1.1             8.8

                                                       -------           ------         -------
Income (loss) before minority interests and
  income taxes                                            (3.1)             2.2             8.9

Minority interests in operations of consolidated
  subsidiaries and partnerships                           (0.1)            (0.4)           (0.1)

                                                       -------           ------         -------
Income (loss) before income taxes                         (3.2)             1.8             8.8

Income tax benefit (expense)                               1.0             (0.8)           (3.5)


                                                       -------           ------         -------
Net income (loss)                                         (2.2)%            1.0%            5.3%
                                                       =======           ======         =======



2002 compared to 2001

Revenues decreased 0.8% to $76.5 million during 2002, from $77.2 million during 2001. The increases in the hotel development, incentive and royalty sharing and office building rental segments were offset by decreases in the hotel operations, hotel sales and commissions, hotel management and employee leasing segments.

Hotel operations revenue decreased 4.5% to $53.8 million during 2002, from $56.4 million during 2001. Revenues from Consolidated AmeriHost Inn hotels decreased 4.1% to $43.2 million during 2002, from $45.1 million during 2001. This decrease was attributable primarily to the net reduction in the number of hotels from the sale of five Consolidated AmeriHost Inn hotels in 2002, partially offset by the opening of two new Consolidated AmeriHost Inn hotels, and partially offset by a 2.9% increase in same room revenue from the Consolidated AmeriHost Inn hotels. Revenues from Consolidated non-core hotels decreased 5.9% during 2002, compared to 2001. This decrease was primarily the result of the 15.4% decrease in same room revenue from the Consolidated non-core hotels. The hotel operations segment included the operations of 61 Consolidated hotels (including 53 AmeriHost Inn hotels) comprising 4,430 rooms at December 31, 2002, compared to 63 Consolidated hotels (including 55 AmeriHost Inn hotels) comprising 4,560 rooms at December 31, 2001.

The Company typically builds new hotels in growing markets where it anticipates a certain level of additional hotel development. The Company has experienced an increase in competition in certain markets, primarily from newly constructed hotels. As a result, there is increased downward pressure on occupancy levels and average daily rates in certain markets. Nevertheless, same room revenues for all AmeriHost Inn hotels owned and operated by the Company, including Consolidated and Unconsolidated hotels, increased approximately 3.7% during 2002, compared to 2001, as occupancy increased 6.3% and average daily rate decreased $1.37. The Company believes that as the number of AmeriHost Inn hotels operated by both the Company and others increases, the greater the benefits will be at all AmeriHost Inn locations from marketplace recognition and repeat business. As the revenue from AmeriHost Inn hotels not operated by the Company increases, the Company's royalty sharing stream from Cendant is also enhanced. The Company does not anticipate a significant improvement in the operations of several of its non-core hotels, and intends to sell these assets when the terms are considered appropriate.

Hotel development activity is summarized as follows:


                                              2002                            2001                                 2000
                                 -----------------------------    -------------------------------   ----------------------------
                                 Unaffiliated &                   Unaffiliated &                    Unaffiliated &
                                 Unconsolidated   Consolidated    Unconsolidated     Consolidated   Unconsolidated  Consolidated
                                   Hotels (1)       Hotels (2)       Hotels (1)        Hotels (2)    Hotels (1)     Hotels (2)
                                 --------------   ------------    --------------     ------------   --------------  ------------

      Under construction at
         beginning of year              2              3               -                 2              4              -

           Starts                       1              2               2                 4              -              3

           Completions                  2              2               -                 3              4              1

      Under construction at
                                      ---            ---            ----              ----            ---            ---
         end of year                    1              3               2                 3              -              2
                                      ===            ===            ====              ====            ===            ===

      (1) hotels   developed/constructed  for  unaffiliated  third  parties  and entities  in  which  the  Company  holds a  non-controlling,  minority ownership interest

      (2) hotels developed/constructed for the Company's own account and for entities in which the Company has a controlling ownership interest


Hotel development revenue increased to $7.2 million during 2002, from $1.7 million during 2001. Hotel development revenues are directly related to the number of hotels being developed and constructed for unconsolidated joint ventures and unrelated third parties. During 2002, the Company was constructing two hotels for unconsolidated joint ventures and one hotel for an unrelated third party, which was referred to the Company by Cendant, the franchisor of the AmeriHost Inn brand. Two of these hotels opened in 2002 and one for an unconsolidated joint venture was under construction at December 31, 2002, with a projected opening date in April 2003. In 2001, two hotels were under construction during the year, both of which were completed in 2002. The Company also had several additional projects in various stages of pre-construction development during these periods.

The Company recorded $10.0 million in 2002 and $12.9 million in 2001 in hotel sales and commission revenue. The Company and the REIT, which owns certain of the Company's leased hotels, closed on the sale of five Consolidated AmeriHost Inn hotels during 2002 and nine Consolidated AmeriHost Inn hotels during 2001. The Company intends to continue to build and sell AmeriHost Inn hotels in order to maximize the value inherent in the Cendant transaction while enhancing net income and cash flow.

Hotel management revenue decreased 10.2% to $1.0 million during 2002, from $1.1 million in 2001. The number of hotels managed for third parties and minority-owned entities decreased from 15 hotels, representing 1,211 rooms, at December 31, 2001, to 11 hotels, representing 838 rooms, at December 31, 2002.

Employee leasing revenue decreased 30.2% to $3.3 million during 2002, from $4.7 million during 2001, due primarily to the reduction in hotels managed for unconsolidated joint ventures and unrelated third parties as described above.

Development incentive and royalty sharing revenue increased to approximately $589,000 in 2002, compared to approximately $210,000 in 2001, as a result of the Company's sale of additional AmeriHost Inn hotels and the increase in the number of non-Company owned AmeriHost Inn hotels franchised with Cendant. The Company received $1.8 million in 2002 and $1.6 million in 2001 in development incentive fees from the sale of AmeriHost Inn hotels, with approximately $367,000 and $148,000 recognized in 2002 and 2001, respectively, from the amortization of this deferred income. In addition, the Company recorded approximately $222,000 and $62,000 in royalty sharing fees in 2002 and 2001, respectively.

Office building rental and other revenue, consisting primarily of leasing activities from the Company's office building in 2002 and 2001, increased to approximately $670,000 in 2002, from approximately $170,000 during 2001. On October 1, 2001, the Company purchased the office building in which its headquarters is located. The building contained approximately 50,000 rentable square feet when acquired, and has been subsequently increased to approximately 56,000 rentable square feet through various building improvements. The Company occupies approximately 19,000 square feet. Nearly all of the remaining space is leased to unrelated third parties pursuant to long-term leases.

Total operating costs and expenses increased 4.1% to $60.9 million (79.5% of total revenues) in 2002, from $58.5 million (75.8% of total revenues) during 2001, primarily due to an increase in operating costs from hotel development, partially offset by decreases in operating costs and expenses from hotel operations, sale of hotel and commissions, and employee leasing segments as described below. Operating costs and expenses in the hotel operations segment decreased 1.4% to $41.5 million during 2002, from $42.1 million in 2001. A decrease in operating costs associated with the fewer number of hotels included in this segment (61 hotels at December 31, 2002, versus 63 hotels at December 31, 2001), was partially offset by significant increases in operating costs for the Consolidated non-core hotels. Hotel operations segment operating costs and expenses as a percentage of segment revenue increased to 77.1% during 2002, from 74.7% during 2001, due primarily to the inflationary increases and higher energy costs for the Consolidated non-core hotels. Operating costs and expenses as a percentage of revenues for the Consolidated AmeriHost Inn hotels remained flat at 73.1% in 2002, versus 73.0% in 2001.

Operating costs and expenses for the hotel development segment increased to $7.2 million during 2002, from $1.5 million during 2001, consistent with the increase in hotel development revenues for 2002. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased to 100.3% during 2002, from 85.8% during 2001 as the 2002 results reflect a greater amount of construction activity, which resulted in higher operating costs in relation to the revenue recognized. The results for 2001 consisted of a greater amount of pre-construction, hotel development activity, which resulted in lower operating costs in relation to the revenue recognized.

Hotel management segment operating costs and expenses declined to $714,648 during 2002, compared to $716,802 during 2001. This decrease was primarily due to the decrease in the number of hotels operated and managed for unrelated third parties and unconsolidated joint ventures and is consistent with the decrease in hotel management segment revenue. Employee leasing operating costs and expenses decreased 29.7% to $3.2 million in 2002, from $4.6 million during 2001, which is consistent with the 30.2% decrease in the employee leasing segment revenue during 2002.

Office building rental and other operating costs and expenses consisted primarily of expenses related to the management of the Company's office building in 2002 and 2001. Office building rental and other operating expenses were $56,757 in 2002 and $2,958 in 2001. On October 1, 2001, the Company purchased the office building in which its headquarters is located and assumed the landlord duties for the other tenants.

Depreciation and amortization expense increased 18.0% to $5.5 million during 2002, from $4.7 million during 2001. This increase was primarily attributable to the opening of six new Consolidated AmeriHost Inn hotels in 2001 and 2002; the acquisition of one AmeriHost Inn hotel from a joint venture in 2001; and the acquisition of the office building in the fourth quarter of 2001 and the resulting depreciation and amortization therefrom, partially offset by the sale of nine Consolidated hotels in 2001 and five Consolidated hotels in 2002.

Leasehold rents - hotels decreased 16.9% to $5.4 million during 2002, from $6.5 million during 2001. The decrease was primarily attributable to the termination of six leased hotels during 2001 and 2002 as a result of the lessor selling these hotels, offset by the amortization of the hotel leases with the REIT. The amortization of deferred gain from the sale of the hotels to the REIT was approximately $712,000 and $818,000 in 2002 and 2001, respectively.

Corporate general and administrative expense increased 15.2% to $2.2 million during 2002, from $1.9 million during 2001, and can be attributed primarily to approximately $683,000 in expenses related to the resignation and replacement of the Company's President/CEO in 2002 and the overall growth of the Company. The results for 2001 reflect the recognition of $167,000 in one-time expenses related to the issuance of stock options in 2000 to joint venture partners, including a director of the Company, in connection with the sale of the AmeriHost Inn brand and franchising rights.

The Company's operating income decreased 64.2% to $2.0 million during 2002, from $5.6 million during 2001. The following discussion of operating income by segment is exclusive of any corporate general and administrative expense. Operating income from Consolidated AmeriHost Inn hotels increased 2.2% to $3.2 million during 2002, from $3.1 million during 2001. This increase in operating income was due to a 2.9% increase in same room revenues, and decreases in certain hotel operating expenses. Operating loss from the hotel development segment was ($30,785) during 2002, compared to operating income of $236,319 during 2001. The decrease in hotel development operating income was due to the decrease in the higher margin hotel development activity for unrelated third parties and unconsolidated joint ventures during 2002, compared to 2001. Operating income from the sale of AmeriHost Inn hotels was $1.9 million during 2002, compared to $3.3 million during 2001, as a result of the sale of five Consolidated AmeriHost Inn hotels during 2002, compared to the sale of nine Consolidated AmeriHost Inn hotels during 2001. The hotel management segment had operating income of $191,097 during 2002, compared to $295,356 during 2001. This decrease was due primarily to a reduction in the number of hotel rooms managed for unrelated third parties and unconsolidated joint ventures. Employee leasing operating income decreased to $56,462 during 2002, compared to $110,642 during 2001, due primarily to the decrease in the number of employee leasing agreements with unrelated third parties and unconsolidated joint ventures, and the allocation of certain costs. Operating income for the development incentive and royalty sharing segment increased to $588,938 in 2002 from $209,633 in 2001, as a result of the sale of AmeriHost Inn hotels and the increase in the number of non-company owned AmeriHost Inn hotels franchised with Cendant. The office building rental segment had operating income of $454,397 during 2002, compared to $130,831 during 2001, due primarily to the acquisition of the building during the fourth quarter of 2001.

Interest expense increased 7.0% to $5.5 million during 2002, from $5.2 million during 2001. This increase was primarily attributable to the overall increase in outstanding debt from the mortgage financing of newly constructed Consolidated hotels and the office building, partially offset by the sale of hotels and the reduction of interest rates on certain floating rate loan agreements. During 2001, the Company modified the terms of three hotel loan agreements with the related lenders to obtain more favorable interest rates. In addition, the Company assisted three joint ventures in modifying their loan agreements to obtain lower interest rates. Based upon a discounted cash flow analysis of the interest rate differentials, the modification transactions did not qualify to be treated as an extinguishment of debt with the simultaneous acquisition of new debt. The Company capitalizes interest expense incurred during the pre-opening construction period of a Company-owned hotel project, as part of the total development cost. The amount capitalized includes both interest charges from a direct construction loan, plus interest computed at the Company's incremental borrowing rate on the total costs incurred to date in excess of the construction loan funding. The Company capitalized approximately $287,000, $337,000 and $100,000 in 2002, 2001 and 2000, respectively, in construction period interest which is included in property and equipment.

The Company's share of equity in income (loss) of unconsolidated joint ventures was ($412,094) during 2002, compared to ($925,654) during 2001. The increase in equity in income (loss) during 2002 was primarily attributable to the sale of two unconsolidated minority-owned properties in 2002 at a significant gain, offset by an impairment provision on a non-core hotel of $100,000 during the second quarter of 2002 and the recognition of 100% of the net operating losses from two additional unconsolidated joint ventures during 2002. The Company exchanged a note receivable from the principals of Diversified Innkeepers, Inc. in the amount of approximately $1.2 million at September 30, 2002, for a 50% ownership interest in a hotel joint venture. This exchange was accounted for at fair value and resulted in no gain or loss. The Company had previously managed this hotel for Diversified Innkeepers, Inc. pursuant to a management contract. Since the Company does not control the major decisions of this joint venture, this investment has been accounted for by the equity method. Distributions from affiliates were $172,685 during 2002, including a $150,000 note receivable pursuant to the sale of a hotel, compared to $19,220 during 2001.

The Company recorded gains from the sale of assets of $727,076 during 2002, compared to $1.3 million in 2001. During 2002, the gain was comprised primarily of a $400,000 installment payment from Cendant for the purchase of the AmeriHost Inn brands and franchising rights, and the unamortized deferred gain remaining from the original sale of one hotel to the REIT, which was recognized upon the consummation of the sale of this hotel by the REIT to an unrelated third party in 2002 and the simultaneous termination of the Company's lease with the REIT. During 2001, the gain was comprised primarily of a $400,000 installment payment from Cendant for the purchase of the AmeriHost Inn brands and franchising rights, and the recognition of the unamortized deferred gains upon the sale of three hotels by the REIT to unrelated third parties. The Company expects to continue recognizing the unamortized deferred gain from either a reduction in the lease expense over a period of time or the future sale of REIT-owned hotels.

The Company recorded an income tax benefit of $805,000 in 2002, compared to income tax expense of $615,000 in 2001, which are directly related to the pre-tax loss and income incurred in 2002 and 2001, respectively.

During 2002, the Company settled with its insurance company on a claim related to a hotel which was destroyed by a fire. This claim included amounts for lost profits, management fees, projected development cost increases, etc. The Company reported all such proceeds in excess of actual costs paid in the amount of approximately $298,000 in other income.

The Company reported a net loss of $1.7 million in 2002, compared to net income of $755,100 in 2001, primarily due to the factors discussed above.

2001 compared to 2000

Revenues increased 1.3% to $77.2 million during 2001, from $76.2 million during 2000. The increase in the hotel sales and commissions segment was offset by decreases in the hotel operations, hotel development, hotel management and employee leasing segments.

Hotel operations revenue decreased 8.1% to $56.4 million during 2001, from $61.4 million during 2000. Revenues from Consolidated AmeriHost Inn hotels decreased 8.4% to $45.1 million during 2001, from $49.2 million during 2000. This decrease was attributable primarily to the decrease in same room revenues and the net reduction in the number of hotels from the sale of nine Consolidated AmeriHost Inn hotels in 2001, partially offset by the opening of three new Consolidated AmeriHost Inn hotels, and the acquisition of one Consolidated AmeriHost Inn hotel from an unconsolidated minority-owned joint venture in 2001. Revenues from Consolidated non-AmeriHost Inn hotels decreased 6.8% during 2001, compared to 2000. This decrease was primarily the result of the sale of one Consolidated non-AmeriHost Inn hotel at the end of 2000. The hotel operations segment included the operations of 63 Consolidated hotels (including 55 AmeriHost Inn hotels) comprising 4,560 rooms at December 31, 2001, compared to 66 Consolidated hotels (including 60 AmeriHost Inn hotels) comprising 4,630 rooms at December 31, 2000.

Hotel development revenue decreased 72.3% to $1.7 million during 2001, from $7.0 million during 2000. The Company was constructing one hotel for a minority-owned joint venture and one hotel for an unrelated third party during 2001, both of which were under construction at December 31, 2001. In 2000, four hotels were under construction during the year, all of which were completed prior to December 31, 2000. The Company also had several additional projects in various stages of pre-construction development during these periods.

Hotel management revenue decreased 14.7% to $1.1 million during 2001, from $1.3 million in 2000. The number of hotels managed for third parties and minority-owned entities decreased from 17 hotels, representing 1,378 rooms, at December 31, 2000 to 16 hotels, representing 1,318 rooms, at December 31, 2001. The decrease in revenue was primarily due to a 4.4% reduction in rooms under contract and the decrease in same room revenues of those hotels.

Employee leasing revenue decreased 21.8% to $4.7 million during 2001, from $6.0 million during 2000, due primarily to the reduction in hotels managed for minority-owned entities and unrelated third parties as described above, and the associated decrease in payroll costs which is the basis for the employee leasing revenue.

Incentive and royalty sharing revenue was approximately $210,000 in 2001, compared to approximately $16,000 in 2000, as a result of the sale of the AmeriHost Inn brand in 2000, and the sale of AmeriHost Inn hotels in 2001. The Company received $1.6 million in development incentive fees in 2001 from the sale of AmeriHost Inn hotels, with approximately $148,000 recognized in 2001, as the amortization of this deferred income. In addition, the Company recorded approximately $62,000 and $16,000 in royalty sharing fees in 2001 and 2000, respectively.

Other revenue, consisting primarily of leasing revenue from the Company's office building in 2001, and franchising revenue in 2000, decreased to $169,612 in 2001, from $586,276 during 2000. On October 1, 2001, the Company purchased the office building in which its headquarters is located. The building contains approximately 50,000 rentable square feet, of which the Company occupies approximately 19,000 square feet. Nearly all of the remaining space was leased to unrelated third parties pursuant to long-term leases. On September 30, 2000, the Company sold the AmeriHost Inn franchising rights to Cendant. As a result, the Company did not report franchising revenue in 2001.

Total operating costs and expenses decreased 0.4% to $58.5 million (75.8% of total revenues) in 2001, from $58.7 million (77.1% of total revenues) during 2000, primarily due to decreases in operating costs and expenses from the hotel operations and development segments as described below, offset by an increase in operating costs from hotel sales. Operating costs and expenses in the hotel operations segment decreased 5.7% to $42.1 million during 2001, from $44.7 million in 2000. A decrease in operating costs associated with the fewer number of hotels included in this segment (62 hotels at December 31, 2001 versus 66 hotels at December 31, 2000), was partially offset by significant increases in energy costs, inflationary increases in operating expenses and the greater number of stabilized hotels. Hotel operations segment operating costs and expenses as a percentage of segment revenue increased to 74.7% during 2001, from 72.8% during 2000, due primarily to the inflationary increases and higher energy costs. Operating costs and expenses as a percentage of revenues for the Consolidated AmeriHost Inn hotels increased to 73.0% in 2001, from 70.7% in 2000.

Operating costs and expenses for the hotel development segment decreased 78.6% to $1.5 million during 2001, from $6.9 million during 2000, consistent with the 72.3% decrease in hotel development revenues for 2001. Operating costs and expenses in the hotel development segment as a percentage of segment revenue decreased to 76.5% during 2001, from 98.8% during 2000, due to the decrease in hotel development activity for unrelated third parties and unconsolidated joint ventures. The results for 2000 consisted of a greater amount construction activity, which resulted in higher operating costs in relation to the revenue recognized. The results for 2001 consisted of a greater amount of pre-construction hotel development activity, which resulted in lower operating costs in relation to the revenue recognized.

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

Other operating costs and expenses consisted primarily of expenses related to the management of the Company's office building in 2001, and franchising activity in 2000. Other operating expenses were $2,958 in 2001 and $489,064 in 2000. On October 1, 2001, the Company purchased the office building in which its headquarters is located and assumed the landlord duties for the other tenants. On September 30, 2000, the Company sold the AmeriHost Inn brands and franchising rights to Cendant. As a result, the Company did not report franchising operating costs in 2001.

Depreciation and amortization expense increased 2.9% to $4.7 million during 2001, from $4.5 million during 2000. This increase was primarily attributable to the opening of three new Consolidated AmeriHost Inn hotels, and the acquisition of one AmeriHost Inn hotel from a joint venture in 2001 and the resulting depreciation and amortization therefrom, partially offset by the sale of nine Consolidated hotels consummated in 2001.

Leasehold rents - hotels remained relatively unchanged at $6.5 million during both 2001 and 2000. The decrease primarily attributable to the termination of four leased hotels as a result of the lessor selling these hotels during 2001 was offset by the reduction in deferred gain amortization as a result of the extension of the hotel leases with the REIT. The amortization of deferred gain from the sale of the hotels to the REIT was $818,000 and $1,487,000 in 2001 and 2000, respectively.

Corporate general and administrative expense increased 12.6% to $1.9 million during 2001, from $1.7 million during 2000, and can be attributed primarily to the overall growth of the Company and the recognition of $167,000 in expenses during the first quarter of 2001 related to the issuance of stock options in 2000 to joint venture partners, including a director of the Company, in connection with the sale of the AmeriHost Inn brand and franchising rights and transitional accounting fees, offset by a concerted effort to reduce administrative expenses.

The Company's operating income increased 19.2% to $5.5 million during 2001, from $4.7 million during 2000. The following discussion of operating income by segment is exclusive of any corporate general and administrative expense. Operating income from Consolidated AmeriHost Inn hotels decreased 45.1% to $3.1 million during 2001, from $5.6 million during 2000. This decrease in operating income was due to the decrease in the number of consolidated AmeriHost Inn hotels operated by the Company, a decrease in same room revenues, and increases in certain hotel operating expenses including energy costs. Operating income from the hotel development segment increased to $236,319 during 2001, from $46,782 during 2000. The increase in hotel development operating income was due to the increase in pre-construction hotel development activity for unrelated third parties and unconsolidated joint ventures during 2001, compared to 2000, which has a higher gross profit margin than the construction activity. The hotel management segment had operating income of $295,356 during 2001, compared to $399,771 during 2000. This decrease was due primarily to a reduction in the number of hotel rooms managed for unrelated third parties and unconsolidated joint ventures. Employee leasing operating income increased slightly to $110,642 during 2001, compared to $108,812 during 2000, due primarily to the decrease in employee leasing agreements with unrelated third parties and unconsolidated joint ventures, offset by the allocation of certain costs.

During 2001, the Company modified the terms of three hotel loan agreements with the related lenders to obtain more favorable interest rates. In addition, the Company assisted three joint ventures in modifying their loan agreements to obtain lower interest rates. Based upon a discounted cash flow analysis of the interest rate differentials, the modification transactions did not qualify to be treated as an extinguishment of debt with the simultaneous acquisition of new debt. Interest expense decreased 8.1% to $5.2 million during 2001, from $5.6 million during 2000. This decrease was primarily attributable to the aforementioned sales of hotels whereby the Company does not incur any interest expense on the sold hotels after the sale dates as well as the reduction of interest rates on certain loan agreements, partially offset by the mortgage financing of newly constructed Consolidated hotels. The Company capitalizes interest expense incurred during the pre-opening construction period of a Company-owned hotel project, as part of the total development cost. The amount capitalized includes both interest charges from a direct construction loan, plus interest computed at the Company's incremental borrowing rate on the total costs incurred to date in excess of the construction loan funding. The Company capitalized $336,748, $100,275 and $121,238 in 2001, 2000, and 1999,
respectively, in construction period interest which is included in property and equipment.

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

The Company recorded gains from the sale of assets of $1,286,338 during 2001, compared to $6.7 million in 2000. During 2001, the gains were comprised primarily of a $400,000 installment payment received from the sale of the AmeriHost Inn brands and franchising rights to Cendant, and the unamortized deferred gains remaining from the original sale of four hotels to the REIT, which were recognized upon the consummation of the sales of these hotels by the REIT to unrelated third parties in 2001 and the simultaneous termination of the Company's leases with the REIT. The Company expects to continue recognizing the unamortized deferred gain from the future sale of REIT-owned hotels. The Company reported a gain on sale from the sale of the AmeriHost Inn name and franchising rights in 2000 for approximately $5.2 million. In addition, four Consolidated hotels were sold in 2000, where the Company recorded gains on the sales.

The Company recorded income tax expenses of $615,000 in 2001, compared to $2.7 million in 2000, which are directly related to the pre-tax income incurred in 2001 and 2000, respectively.

The Company reported net income of $755,100 in 2001, compared to $4.0 million in 2000, primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has seven main sources of cash from operating activities: (i) revenues from hotel operations; (ii) fees from development, construction and renovation projects, (iii) revenues from the sale of hotel assets; (iv) fees from management contracts, (v) fees from employee leasing services, (vi) hotel development incentive fees and royalty sharing pursuant to the Cendant transaction, and (vii) rental income from the ownership of an office building. Approximately 10% of the Company's hotel operations revenues is not received at checkout and is generated through other businesses and contracts (such as direct billings to local companies using the hotel and third party hotel room brokers), which is usually paid within 30 to 45 days from billing. Fees from development, construction and renovation projects are typically received within 15 to 45 days from billing. Due to the procedures in place for processing its construction draws, the Company typically does not pay its contractors until the Company receives its draw from the equity or lending source. The Company typically receives an earnest money deposit from the buyer of a hotel when a sales contract is executed. The remaining proceeds from the sale of hotel assets are received at the time of closing. Management fee revenues typically are received by the Company within five working days of the end of each month. Cash from the Company's employee leasing segment typically is received as of or prior to the pay date. The development incentive fee from Cendant is typically received within 20 days of the simultaneous closing of the Company's sale of an AmeriHost Inn hotel and the execution by the buyer of a franchise agreement with Cendant, including all proper documentation. Royalty sharing payments from Cendant are received quarterly, based on the actual royalty payments received by Cendant from all AmeriHost Inn hotel franchisees, except for those operated by the Company. Office space rents are typically received monthly in advance, around the first of each month.

During 2002, the Company's cash provided from operations was $14.3 million, compared to $15.9 million during 2001, or a decrease in cash provided by operations of $1.6 million. The decrease in cash flow from operations during 2002, when compared to 2001, can be attributed primarily to the decrease in sale of hotel activity, the decrease in operating income from non-core hotels, and the one-time expenses related to the resignation and replacement of the Company's President/CEO in 2002, partially offset by the increase in hotel development activity for a third party and minority-owned entities and the increase in operating income from operating its portfolio of AmeriHost Inn hotels.

The Company invests cash in three principal areas: (i) the purchase of property and equipment through the construction and renovation of Consolidated hotels;
(ii) the purchase of equity interests in hotels; and (iii) the making of loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. From time to time, the Company may also utilize cash to purchase its own common stock. The Board of Directors has authorized the Company to buy back, at any time and without notice, up to 1,000,000 shares of its own common stock under certain conditions. Under this authorization, to date the Company has not repurchased a significant number of shares.

Pursuant to an amendment to the master lease agreement with a REIT, the Company can facilitate the sale of up to eight leased hotels by the REIT. When the REIT sells a leased hotel to a buyer who becomes an AmeriHost Inn franchisee of Cendant, the Company receives: (i) a commission from the REIT for facilitating the transaction which is based upon the sale price, (ii) an incremental fee from Cendant, and (iii) long-term royalty sharing fees from Cendant from the future royalties paid to Cendant. Both the Company and the REIT choose which properties are sold. For each hotel chosen by the Company, one hotel is also chosen by the REIT. The Company's choice is final when the sale transaction closes. The REIT makes their corresponding choice at this time. If the Company and the REIT are not successful in selling the REIT's choice, then the Company is obligated under the agreement to purchase the hotel from the REIT. If the Company does not complete the purchase of the hotel within the specified time period, then the Company's rent payment on all of the REIT hotels shall be increased by 0.25% each time. The Company cannot close on the sale of its third and fourth choice until the first and second REIT choices have been sold (or purchased by the Company), respectively. During 2001, the Company facilitated the sale of two hotels by the REIT (the Company's first and second choices), and purchased one hotel from the REIT (the REIT's first choice). During 2002, the Company purchased the REIT's second choice, using approximately $680,000 in cash, plus mortgage financing already committed from an affiliate of the REIT, and facilitated the sale of one hotel by the REIT. The Company must facilitate the sale or purchase of the REIT's third choice by June 5, 2003. The Company believes a sale of this hotel is not likely in the near future, and thus it intends to purchase this hotel by this date using cash of approximately $556,000 and mortgage financing already committed by an affiliate of the REIT of approximately $1.7 million.

On September 18, 2000, in connection with the approval of all joint venture partners regarding the sale of AmeriHost Inn brand and franchising rights, the Company finalized the terms of an agreement to issue 125,000 new stock options to the partners in three existing joint ventures, canceling 60,000 existing stock options held by these partners, and to purchase their remaining ownership interests in these three joint ventures at specified prices. One of the partners in these three joint ventures is a director of the Company (see item 13 below). One of these acquisitions was completed in 2001, and one was completed during the second quarter of 2002 using approximately $797,000. The final one is scheduled to be completed before April 12, 2003; however, the Company currently is in the process of extending this purchase obligation. The Company expects to use approximately $830,000 for the purchase of the remaining joint venture interest.

During 2002, the Company used $17.1 million in investing activities compared to using $27.5 million during 2001. During 2002, the Company bought out a partner's interest in one joint venture for $796,786, used $18.6 million to purchase property and equipment for Consolidated hotels, and received $877,904 in distributions and collections on advances from affiliates, net of investments in and advances to affiliates. During 2001, the Company bought out a partner's interest in one joint venture for $804,613, used $25.4 million to purchase property and equipment for Consolidated hotels, and used $1.5 million for investments in and advances to affiliates, net of distributions and collections on advances from affiliates.

Cash provided by financing activities was $2.0 million during 2002 compared to cash provided by financing activities of $14.6 million during 2001. In 2002, the primary factors were $13.0 million in proceeds from the mortgage financing of Consolidated hotels, offset by net repayments of $409,415 on the Company's operating line-of-credit, and principal repayments of $10.4 million on the mortgage financing of Consolidated hotels, including the repayment of mortgages in connection with the sale of hotels. In 2001, the contributing factors were $20.6 million in proceeds from the mortgage financing of Consolidated hotels, net proceeds of $3.4 million on the Company's operating line-of-credit, offset by principal repayments of $9.2 million on the mortgage financing of Consolidated hotels, including the repayments of mortgages in connection with the sale of hotels. Approximately $4.0 million is classified as current portion of long-term debt, including one mortgage which is due within the next twelve months. The Company expects this mortgage to be repaid through the sale of the hotel or refinanced prior to maturity. This mortgage bears interest at the floating rate of prime plus 2.5% per annum. If refinanced, the Company expects, based on current market conditions, the interest rate to remain at a similar level.

The Company has secured a $20 million construction line of credit facility, which provides for both construction financing as well as long-term permanent mortgage financing. The Company utilizes this facility primarily for the construction of wholly-owned AmeriHost Inn properties, as approved by the lender on a project-by-project basis. As of December 31, 2002, approximately $8.5 million has been utilized for three hotel projects, which is, or will be, converted to long-term financing. The Company has until May 31, 2003, to utilize this facility for new projects and is currently in the process of renewing this facility.

The Company, through wholly-owned subsidiaries, is a general partner or managing member in 16 joint ventures as of December 31, 2002. As such, the Company is secondarily liable for the obligations and liabilities of these joint ventures. As of December 31, 2002, these joint ventures had $29.4 million outstanding under mortgage loan agreements. Approximately $7.4 million of this amount has been included in the Company's consolidated financial statements as of December 31, 2002, since it is from joint ventures in which the Company has a majority or controlling ownership interest, leaving approximately $22.0 million in off-balance sheet mortgage debt with unconsolidated joint ventures. Of this $22.0 million of financing, the Company also has provided approximately $15.0 million in guarantees to the lenders. Other partners have also guaranteed portions of this amount. One unconsolidated joint venture mortgage loan in the amount of $1.8 million at December 31, 2002, matures in 2003. The Company expects the joint venture may sell this hotel, extend the loan, or refinance the loan prior to its maturity. The remaining joint venture mortgage loans mature after 2003.

From time to time, the Company advances funds to joint ventures for working capital and renovation projects. The advances bear interest at rates ranging from prime to 10% per annum and are due upon demand. The advances were $2.9 million and $7.0 million at December 31, 2002 and 2001, respectively, and are included in investments in and advances to unconsolidated hotel joint ventures in the Company's consolidated financial statements. The amount at December 31, 2001, includes mortgage financing the Company had provided for one unconsolidated joint venture.

The Company expects the joint ventures to repay these advances through cash flow generated from hotel operations, mortgage financing, and/or the sale of the hotel.

Certain of the Company's hotel mortgage notes and the Company's office building mortgage note contain financial covenants, principally minimum net worth requirements, debt to equity ratios, and minimum debt service coverage ratios. At December 31, 2002, the Company was not in compliance with the minimum debt service coverage ratio contained in two mortgage loan agreements, aggregating approximately $4.6 million. However the Company has obtained waivers with respect to these violations. In addition, one joint venture where the Company has guaranteed the mortgage debt was not in compliance with the minimum debt service coverage ratio covenant contained in the mortgage loan agreement. This joint venture has also obtained a waiver from the lender regarding this violation.

At December 31, 2002, the Company had $6.4 million outstanding under its operating line-of-credit. The operating line-of-credit has a limit of $8.5 million, is collateralized by substantially all the assets of the Company subject to first mortgages from other lenders on hotel assets, bears interest at a rate based on either the prime rate or LIBOR, plus a spread adjusted quarterly based on the Company's leverage ratio, ranging from zero to 0.5% (if prime based) or 3.0% (if LIBOR based), and matures April 30, 2003. The credit line provides for the maintenance of certain financial covenants, including minimum tangible net worth, a maximum leverage ratio and a minimum debt service coverage ratio. The Company was not in compliance with the maximum leverage ratio and the minimum debt service coverage ratio covenants as of December 31, 2002; however the lender has waived these violations in connection with the renewal of the line-of-credit set forth below.

In March 2003, the Company received a commitment from this lender to renew the line-of-credit through April 30, 2004, with a maximum available of $6.5 million, reducing to $6.0 million on September 30, 2003, and to $5.5 million on February 28, 2004. The commitment is subject to the closing of the renewed loan by April 30, 2003, and certain other conditions. The terms of the agreement were revised to provide for interest at the rate of prime, plus 2.5%, with a floor of 6.75%. The credit line provides for the maintenance of certain financial covenants, as in the previous credit line, as well as a minimum net income covenant for 2003.

The Company intends to pursue longer term financing options with other lenders that would better match the Company's business plan of developing, building and selling AmeriHost Inn hotels. However, there can be no assurance that the Company will obtain an alternative credit facility of longer duration under terms and conditions that the Company deems satisfactory.

The following table summarizes the contractual obligations of the Company, including off-balance sheet mortgage loan guarantees provided for certain joint ventures:


                                                                Payments due by period
                                                                ----------------------
                                                       Less than         1 - 3          3 -5          More than
                                          Total          1 year          years          years          5 years
                                      -------------  -------------   -------------  -------------  ---------------

Long-term debt - consolidated         $  76,241,989  $   4,038,301   $  14,496,163  $  16,852,092  $  40,855,433
Long-term debt - unconsolidated
    joint ventures                       22,025,814      2,585,794       2,673,162      2,361,224     14,405,634
Line of credit                            6,384,287      6,384,287            -              -              -
Operating leases - consolidated          67,990,000      5,939,000      11,935,000     12,395,000     37,721,000
Operating leases - unconsolidated              -              -               -              -              -
Purchase obligations:
    Joint venture buyout                    829,800        829,800            -              -              -
    Lease buyout                          2,225,000      2,225,000            -              -              -
    Construction contracts                3,033,730      3,033,730            -              -              -
Other long-term liabilities                    -              -               -              -              -

Total                                 $ 178,730,620  $  25,035,912   $  29,104,325  $  31,608,316  $  92,982,067
                                      =============  =============   =============  =============  =============


The Company expects cash from operations, including proceeds from the sale of hotels, to be sufficient to pay all operating and interest expenses in 2003, as well as commitments to purchase hotel assets; provided that current financing facilities remain in place.

FINANCING RISKS

The availability of financing on reasonable terms is critical to the ability of the Company to develop hotels, maintain its operations and sell hotels. The Company's results and prospects may be materially affected by the availability and conditions of development and mortgage financing and lines-of-credit for the Company and for potential purchasers and franchisees of the Company's hotels. The requirements of lenders may be influenced by economic and geopolitical conditions, as well as the Company's business. Changes in the availability or terms of financing could have a material adverse effect on the company.

SEASONALITY

The lodging industry, in general, is seasonal by nature. The Company's hotel revenues are generally greater in the second and third calendar quarters than in the first and fourth quarters due to weather conditions in the primarily midwest markets in which the Company's hotels are located, as well as general business and leisure travel trends. This seasonality can be expected to continue to cause quarterly fluctuations in the Company's revenues. Quarterly earnings also may be adversely affected by events beyond the Company's control, such as extreme weather conditions, economic factors, securities and geopolitical concerns and other general factors affecting travel. In addition, hotel construction is seasonal, depending upon the geographic location of the construction projects. Construction activity in the Midwest may be slower in the first and fourth calendar quarters due to weather conditions. Also, since the Company's management fees are based upon a percentage of the hotel's total gross revenues, the Company is further susceptible to seasonal variations.

INFLATION

Management does not believe that inflation has had, or is expected to have, any significant adverse impact on the Company's financial condition or results of operations for the periods presented.

RECENTLY ISSUED ACCOUNTING STANDARDS

On April 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The rescission of SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which amended SFAS 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise, and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption extinguishments of debt shall be classified under the criteria in APB Opinion No. 30. The Company does not believe the adoption of SFAS 145 will have a material effect on its financial statements.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," and interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002, and are not expected to have a material effect on the Company's consolidated financial statements. As described in Note 4, the Company has guaranteed mortgage loan obligations on certain joint ventures in which the Company holds a minority ownership interest, to secure undertakings made by those joint ventures. The Company anticipates that no such contingent liability will be realized, and that the various guarantees will eventually expire. As such, the Company believes the aggregate fair value of all such guarantees is negligible.

In December 2002, the FASB issues SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). This statement amends FASB Statement No. 123, "Accounting for Stock-based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 and the disclosure requirements of Statement No. 123 require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to these consolidated financial statements. The Company has not yet determined whether it will commence reporting the fair value of any options as a charge against earnings.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN46) an interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests obtained in variable interest entities after January 31, 2003. For public companies like the Company, the interpretation is applied to the enterprise no later than the beginning of the first annual reporting period beginning after June 15, 2003. The application of this interpretation is not expected to have a material effect on the Company's consolidated financial statements. The interpretation requires certain disclosures in the consolidated financial statements issued after January 15, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the interpretation becomes effective. The Company does not currently anticipate consolidating any variable interest entities upon the application of FIN46.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's hotels under construction and the operation of AmeriHost Inn hotels are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company, including the Company's ability to refinance existing debt when due; competitive factors, such as the introduction of new hotels or renovation of existing hotels in the same markets; changes in travel patterns which could affect demand for the Company's hotels; changes in development and operating costs, including labor, construction, land, equipment, and capital costs; general business and economic conditions; and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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

The Company's management believes that fluctuations in interest rates in the near term would not materially affect the Company's consolidated operating results, financial position or cash flows, as the Company has limited risks related to interest rate fluctuations.

The table below provides information about financial instruments that are sensitive to changes in interest rates, for each interest-rate sensitive asset or liability as of December 31, 2002. The carrying amounts reflected approximate the estimated fair values. As the table incorporates only those exposures that existed as of December 31, 2002, it does not consider those exposures or positions which could arise after that date. Moreover, the information presented therein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, hedging strategies and prevailing interest rates at the time.


                                                                                Average Nominal
                                                            Carrying Value       Interest Rate
                                                            --------------      ---------------

         Operating line of credit - variable rate          $     6,384,287          5.50%
         Mortgage debt - fixed rate                        $    29,000,331          7.52%
         Mortgage debt - variable rate                     $    47,241,658          6.17%



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements filed as part of this Form 10-K are included under "Exhibits, Financial Statements and Reports on Form 8-K" under
Item 15. Selected quarterly financial data is presented in Note 16 to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with KPMG LLP on accounting and financial disclosure matters which are required to be described by Item 304 of Regulation S-K.

                                                      PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Company's executive officers and directors are:

       Name                 Age               Position
       ----                 ---               --------

Kenneth M. Fell             45           Chairman of the Board of Directors

Andrew E. Shapiro           41           Vice Chairman of the Board of Directors

Jerry H. Herman             49           President,  Chief Executive Officer and
                                         Director

James B. Dale               39           Senior   Vice   President  of  Finance,
                                         Secretary,    Treasurer    and    Chief
                                         Financial Officer

Steven J. Belmonte          50           Director

Salomon J. Dayan            57           Director

Gerald T. LaFlamme          63           Director

Thomas J. Romano            50           Director

Kenneth M. Fell has been a member of the Board of Directors since August 2002. In December 2002, Mr. Fell was elected independent Chairman of the Board of Directors. Since 1983, Mr. Fell has been an independent floor trader and member of various divisions of the Chicago Mercantile Exchange. These include the Index and Options Market (1983-present), the International Monetary Market (1984-present), and the Growth and Emerging Market (1995-present). Since 1986, Mr. Fell has been the President and sole owner of K.F., Inc., a financial derivatives trading corporation.

Andrew E. Shapiro has been a member of the Board of Directors since September 2002, and was elected independent Vice Chairman of the Board of Directors in February 2003. He is also Chairman of the Company's Corporate Governance/Nominating Committee. Mr. Shapiro is Managing Member and President of Lawndale Capital Management, LLC, a San Francisco Bay area investment advisory firm, and Chairman and President of a predecessor investment advisor, and now holding company, Lawndale Capital Management, Inc., since 1992. Prior to forming the Lawndale Capital entities, Mr. Shapiro obtained numerous years of experience in highly leveraged investments and lending. He has been a Board Observer of Earl Scheib, Inc. (A-ESH), pursuant to an agreement with that company's Board, and he is a member of the National Association of Corporate Directors (NACD).

Jerry H. Herman is President and Chief Executive Officer, and a member of the Board of Directors, since January 2003. Mr. Herman is responsible for the development and implementation of the Company's strategic objectives, business plan, core businesses, and asset decisions. From 1992 to 2002, Mr. Herman was Chief Executive Officer and a member of the Board of Directors of City Hotels USA, the U.S. holding company of a publicly traded ownership, development, management and hospitality company headquartered in Belgium with assets in Europe and the United States. Prior to that, from 1984 to 1991, he was General Counsel and then Senior Vice President of Hotel Acquisitions for C.R.I., Inc., a national real estate investment and management firm with multi-family, hotel, and commercial ownership and mortgage portfolios. Mr. Herman is a member of the District of Columbia Bar and the American Bar Association, and he recently served as a founding member of the National Franchise Advisory Boards of the Doubletree and Homewood Suites brands.

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

Steven J. Belmonte, CHA, has been a member of the Board of Directors since August, 2002. He is Chairman of the Company's Compensation Committee. In 2002, Mr. Belmonte launched Hospitality Solutions, LLC, a full-service, nationwide consultation firm specializing in lodging industry issues at the hotel and corporate level. Hospitality Solutions offers expert witness and arbitration services, litigation support, license agreement formulation or termination negotiation assistance, asset management, special projects, targeted training programs, and motivational speaking. From 1991 to 2002, Mr. Belmonte oversaw the Ramada hotel chain, which had over 1,000 hotels and nearly 135,000 hotel rooms throughout the United States, becoming the longest standing president of a national franchised hotel chain. Mr. Belmonte has assumed leadership roles in charities related to the hotel industry as follows: Chairman of the American Hotel Foundation (AHF) and Vice Chairman of the American Hotel & Lodging Educational Foundation (AH&LEF). Furthermore, Mr. Belmonte's charitable leadership has also extended to Childreach, whose activities have included constructing two medical facilities, a Food and Science Laboratory and a library in Africa, and schools in the Dominican Republic and Honduras.

Salomon J. Dayan, M.D., has been a member of the Board since August, 1996. In 1980, Dr. Dayan, a physician certified in internal and geriatric medicine, founded the Salomon J. Dayan Ltd., a multi-specialty medical group, which is dedicated to the care of the elderly in hospital and nursing home settings. He was Chief Executive Officer from 1980 until the medical group was sold in 1998. Dr. Dayan was the Medical Director and Executive Director of Healthfirst, a corporation which operates multiple medical ambulatory facilities in the Chicago, Illinois area from 1986 until the corporation was sold in 1996. Since 1994, he has been an assistant professor at Rush Medical Center in Chicago. Dr. Dayan is currently the Chairman of the Board of Directors of J. D. Financial, a bank holding company owning Pan American Bank. In July 2002, Dr. Dayan started a new company called Pan American Mortgage, LLC, a residential mortgage broker, where he serves as CEO. Dr. Dayan also has numerous investments in residential and commercial real estate.

Gerald T. LaFlamme has been a member of the Board of Directors since August 2002. He is Chairman of the Company's Audit Committee. He is the Senior Vice President and Chief Financial Officer of Davidson Communities, LLC, a real estate development company since 2001, where his responsibilities include land acquisitions, joint venture transactions and the financing of real estate projects. From 1997 through 2001, Mr. LaFlamme was retired. From 1978 to 1997, Mr. LaFlamme was a Managing Partner with Ernst & Young LLP and had responsibility for managing the firm's Real Estate Office in San Diego, California. Mr. LaFlamme has extensive experience in structuring real estate transactions and in developing business strategies for Real Estate Investment Trusts, residential and commercial developers, and hospitality management companies.

Thomas J. Romano has been a member of the Board since November 1999. Mr. Romano has been an Executive Vice President and a member of executive management for Bridgeview Bank Corp. since 1997. He served as Chief Credit Officer and President of the Lake County, Illinois region, responsible for a significant loan portfolio from 1997 until June 2002, at which time he became, responsible for leading the community banks' marketing efforts for Bridgeview Payment Solutions and Bridgeview Capital Solutions. Prior to Bridgeview Bank Group, his experience includes 19 years with First of America Bank where his responsibilities included the management of the commercial lending functions across the Northern Illinois Region. Mr. Romano is currently a member of Robert Morris Associates and serves as a director for Bridgeview Bank N.A., Laserage Technology Corporation and the Goldman Philanthropic Partnerships.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of Section 16(a) filings furnished to the Company, the Company is not aware of any failure to file reports required by Section 16(a) on a timely basis during 2002.

CORPORATE GOVERNANCE

Since June 2002, the Company has adopted strong corporate governance changes that enhance the independent composition and independent functioning of the Company's board. Key elements include mandating that a super-majority of two-thirds of the Board and 100% of its key committees be composed of independent directors. Since August 2002, five new directors have been elected to the seven-member board. The Board meets regularly in non-management executive session, and the Chairman of the Board position has been made independent and separate from the Chief Executive Officer. In February 2003, an independent director was named Vice Chairman as part of the Board's program to improve succession planning.

The Board of Directors also acts through four standing committees, consisting of the Audit Committee, Corporate Governance Committee, Compensation Committee and Ad Hoc Committee. All committees are comprised of independent directors, except for the Ad Hoc Committee which is comprised of a supermajority of indepedent members. The Board has determined that at least one of the members of the Audit Committee is a financial expert.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the annual and long-term compensation for services as officers to the Company for the fiscal years ended December 31, 2002, 2001 and 2000, of those persons who were, at December 31, 2002: The chief executive officer and the other executive officer of the Company (the "Named Officers"). See "Compensation of Directors" under
Item 11.


                                             SUMMARY COMPENSATION TABLE

                                                                           Long-Term
                                                                          Compensation
                                                                   ---------------------------
                                           Annual Compensation     Restricted     Securities
                                     -----------------------------
Name and Principal                                                    Stock       Underlying         All Other
       Position                     Year     Salary      Bonus        Awards        Options(#)(1)  Compensation(2)
------------------------           ------   --------  ----------      ------       --------------  ---------------

Michael P. Holtz (3)                2002    316,250        -            -              100,000          464,315
 Former Chairman of the Board,      2001    325,000        -            -              100,000           23,422
 President, Chief Executive Officer 2000    325,000      36,500         -              100,000           17,500

James B. Dale                       2002    145,000      13,600         -               21,000            2,036
 Senior Vice President Finance,     2001    132,115       9,000         -               21,000            2,214
 Secretary, Treasurer, and          2000    125,000       5,000         -               21,000            1,300
 Chief Financial Officer

(1)    Includes 50,000, 50,000, and 100,000 options issued to Mr. Holtz in 2002,
       2001 and 2000,  respectively,  which did not vest and were forfeited. Mr.
       Holtz exercised 50,000 options issued in 2002 and 50,000 options issued in 2001 upon the closing of his settlement agreement in December 2002.
       Includes 7,000 and 7,000 options issued in 2002 and 2001, respectively, to Mr. Dale which did not vest and were forfeited. All other options issued to Mr. Dale were fully vested as of December 31, 2002, except for 14,000 options issued in 2002.
(2) Includes severance compensation and benefits in the amount of $440,200 for Mr. Holtz in 2002, in accordance with the terms of his severance settlement agreements. Also includes life and disability insurance premiums paid by the Company on behalf of the Named Officers and the Company's 401(k) matching contributions of $2,750, $2,625 and $2,500 for Mr. Holtz, and $1,586, $1,764 and $1,300 for Mr. Dale, for 2002, 2001 and
       2000, respectively.
(3) On August 15, 2002, Mr. Holtz tendered his resignation as an executive officer of the Company, which resignation became effective on December
       12, 2002. On December 19, 2002, the Company entered into a new employment agreement with Jerry H. Herman with a start date of January 7, 2003. A summary of Mr. Herman's employment agreement follows below.


STOCK OPTIONS

The following table summarizes the number and terms of stock options granted to each of the Named Officers during the year ended December 31, 2002.


                                          OPTION GRANTS IN LAST FISCAL YEAR

                                                                                    Potential Realizable Value at
                                                                                       Assumed Annual Rates of
                                                                                      Stock Price Appreciation
                                          Individual Grants                                for Option Term
                        ----------------------------------------------------------    -----------------------------
                                    % of Total Options
                                        Granted to      Exercise or
                           Options     Employees in     Base Price    Expiration
Name                      Granted(1)    Fiscal Year       ($/Sh)         Date            5% ($)        10% ($)
------------------------------------- ---------------  ------------  ------------      ----------    -----------

Michael P. Holtz            100,000       51.8%            $2.02       Jan. 2012         335,878       617,249
James B. Dale                21,000       10.9%            $3.51       June 2012          41,593       105,471


Since the Company did not meet certain financial performance criteria for 2002, 50,000 and 7,000 options issued in 2002 to Mr. Holtz and Mr. Dale, respectively, did not vest and were forfeited. Mr. Holtz exercised 50,000 options granted in 2002 prior to his separation from the Company.

The following table provides information concerning the exercise of stock options during 2002 and the year-end value of unexercised options for each of the Named Officers and Directors of the Company.


                                      OPTION EXERCISES AND YEAR-END VALUE TABLE


                                                           Number of Unexercised        Value of Unexercised
                                                              Options Held at          in-the-Money Options at
                              Shares                         December 31, 2002           December 31, 2002 (1)
                             Acquired         Value     ---------------------------  --------------------------
Name                        on Exercise     Realized    Exercisable  Unexercisable    Exercisable  Unexercisable
----                        -----------     --------    -----------  -------------    -----------  -------------

Salomon J. Dayan                  -      $     -           71,000         3,500     $       797     $     -
Thomas J. Romano                  -            -            4,500         3,500             797           -
Kenneth M. Fell                   -            -             -            3,500            -              -
Andrew E. Shapiro                 -            -             -            2,500            -              -
Gerald T. LaFlamme                -            -             -            3,500            -              -
Steven J. Belmonte                -            -             -            3,500            -              -
James B. Dale                     -            -           73,500        21,000           8,367           -
Michael P. Holtz               100,000   $   50,600       470,000          -        $    96,438     $     -

(1)      The closing sale price of the Company's Common Stock on such date on the Nasdaq National Market was $3.46.


EMPLOYMENT AGREEMENT

The Company's President and Chief Executive Officer, Michael P. Holtz, resigned effective December 12, 2002. Mr. Holtz provided services to the Company under the terms of an employment agreement originally dated January 1, 1995, as amended. Pursuant to the agreement, Mr. Holtz received a base salary of $325,000 per year, and 100,000 options each year, with 50,000 vesting 90 days from the date of issuance and 50,000 vesting only if the Company attained certain financial performance criteria. The agreement also provided for a cash bonus based upon financial performance and hotel operation performance. In 2001 and 2002, the Company did not meet the financial performance criteria, therefore 50,000 of the options issued to Mr. Holtz in 2001 and 50,000 of the options issued in 2002 did not vest. Mr. Holtz did not receive a cash bonus in 2002.

The Company entered into a series of settlement agreements with Mr. Holtz, designed to result in a smooth transition of the Company's leadership, a mutually beneficial severance settlement, and the profitable disposition of two of its AmeriHost Inn hotel properties. The settlement agreements provided for the payment to Mr. Holtz of one year's base salary of $325,000 plus his regular salary through February 15, 2003, the expiration of the six-month notice period in accordance with the terms of his employment agreement, plus certain fringe benefits including health insurance, disability insurance, and life insurance for a one year period. The settlement agreements also provided for the sale of two AmeriHost Inn hotels to entities controlled by Mr. Holtz, subject to certain conditions including financing commitments and appraised values within certain parameters from an independent appraiser. The Company closed on the sale of two AmeriHost Inn hotels (an 89-room hotel in Vicksburg, Mississippi, and a 64-room hotel in Freeport, Illinois) to entities controlled by Mr. Holtz on December 12, 2002. Upon closing, Mr. Holtz resigned as a director and officer of the Company.

The Company's Chief Financial Officer, James B. Dale, provides services to the Company under the terms of an employment agreement dated January 12, 2001, as amended. The agreement expires January 12, 2005, providing for a base salary of $145,000 during 2002, increasing by 5% in 2003 and 2004. The agreement also provides for cash and restricted stock bonuses based on individual and company performance. Mr. Dale received cash bonuses of $13,600 in 2002, primarily in connection with the sale of hotels. Mr. Dale did not receive restricted stock in 2002. The agreement provides for severance equal to 50% of annual compensation if termination without cause, plus an additional $50,000 if terminated without cause prior to December 31, 2003.

NEW PRESIDENT AND CEO

On January 7, 2003, Jerry H. Herman began with the Company as President and Chief Executive Officer under the terms of an employment agreement dated December 19, 2002. The agreement expires on December 31, 2005, unless terminated earlier. The agreement provides for Mr. Herman to receive a base salary of $300,000 per year, plus cash and equity bonuses based on certain Capital Events and Board-budgeted performance targets. The Equity Performance Bonus is payable by issuance of restricted common stock of the Company and is subject to certain vesting provisions. In addition, the agreement provides for participation in standard Company-sponsored benefit plans and normal business expense reimbursement. Change-in-control provisions provide for early termination of the agreement. Severance compensation, if payable, will be the base salary for the remaining term of the agreement but no less than 12 months and no greater than 24 months. Standard non-compete, confidentiality and non-solicitation of employee provisions are included in the agreement. All disputes arising from the agreement (except disputes arising from the restrictive covenants) are to be resolved through binding arbitration.

The complete Employment Agreement is an Exhibit to an 8-K filing with the SEC on December 20, 2002, and amended by 8-K/a filed on December 23, 2002, and can be viewed in its entirety on the SEC's web site.

COMPENSATION OF DIRECTORS

Each nonemployee Director of the Company received an annual retainer fee of $9,000 ($750 per month) in 2002. Each nonemployee Director of the Company also received $250 for each Board of Directors meeting attended in person, $150 for each Board of Directors meeting conducted by telephone and $150 for each committee meeting attended. Each Director is reimbursed for all out-of-pocket expenses related to attendance at Board meetings. Non-employee Directors may elect to receive their retainer fee in restricted common stock of the Company.

Each nonemployee Director of the Company has historically received an option to purchase 1,000 shares of common stock of the Company annually, upon their election to the Board, pursuant to the 1996 Stock Option Plan for Nonemployee Directors. In addition, beginning in 2000, each nonemployee Director also received 2,500 options annually which vest only if the Company meets certain performance criteria, including earnings per share, EBITDA or net operating income, as defined. The performance options issued in 2001 and 2002 were terminated, since the Company did not meet the financial performance criteria in 2001 and 2002. All Director stock options are priced at the market price on the date of issuance.

On February 24, 2003, the Board of Directors adopted a resolution to modify its director compensation to better align directors with shareholders as follows:

Meeting fees - The resolution provides that each nonemployee Director of the Company now receives $1,500 for each Board of Directors meeting attended in person, $500 for each Board of Directors meeting conducted by telephone and exceeding one and one-half hours, and $250 for each Board of Directors meeting conducted by telephone and lasting less than one-and one-half hours. Each nonemployee Director of the Company will also receive $1,000 for each Board Committee meeting attended in person and exceeding one and one-half hours, $500 for each Board Committee meeting attended in person and lasting less than one and one-half hours, $300 for each Board Committee meeting conducted by telephone and exceeding one and one-half hours, and $150 for each Board Committee meeting conducted by telephone and lasting less than one and one-half hours.

Board leadership supplements - The resolution also provides that the Chairman of the Board of Directors receives a supplemental payment of 50% of the annual retainer ($4,500 based on the current $9,000 per year retainer) and fees for Board meetings in which the Chairman presides. The Vice Chairman of the Board of Directors will also receive a supplemental payment of 25% of the annual retainer and fees for Board meetings when the Vice Chairman presides in lieu of the Chairman. In addition, the Chairman of the Audit Committee of the Board of Directors will receive a supplemental payment of 50% of the amount paid for committee meetings attended in person and by telephone. The Chairmen of all other committees of the Board of Directors will receive a supplemental payment of 30% of the amount paid for committee meetings attended in person and by telephone.

Retainer - The Board also authorized the modification of the annual retainer compensation to be paid primarily in the form of restricted shares of common stock, subject to finalization and any required approvals.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 27, 2003, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's Directors, (iii) each of the Named Officers and (iv) all Directors and executive officers as a group.

                                      Shares Beneficially Owned
                                         As of March 27, 2003
                                         --------------------
Name                                           Number                 Percent
---------------------------------------  -------------------        -----------
 Michael P. Holtz                              707,408   (1)           12.9%
 Wellington Management Company                 565,000   (2)           11.3
 Kenneth M. Fell                               490,700   (3)            9.8
 Andrew E. Shapiro                             472,300   (4)            9.4
 H. Andrew Torchia                             426,032   (5)            8.2
 Dimensional Fund Advisors, Inc.               395,500   (6)            7.9
 Salomon J. Dayan                              387,862   (7)            7.5
 Richard A. D'Onofrio                          338,519   (5)            6.6
 Raymond and Liliane R. Dayan                  311,801   (8)            6.2
 Russell J. Cerqua                             262,913   (9)            5.0
 James B. Dale                                  81,775   (10)           1.6
 Jerry H. Herman                                40,000                  0.8
 Thomas J. Romano                               19,500   (11)           0.4
 Steven J. Belmonte                             11,568                  0.2
 Gerald T. LaFlamme                              1,000   (12)          --

ALL DIRECTORS AND EXECUTIVE
  OFFICERS AS A GROUP (8 PERSONS)            1,493,137                 28.4%
                                             =========                 ====
------------------------------
(1) Based on information filed on Form 4 dated December 11, 2002. Includes 9 232,615 shares held directly; 2,200 shares held by the custodian for Mr. Holtz's SEP; and 2,593 shares held by the children of Mr. Holtz. Also includes 470,000 shares subject to options exercisable presently or within 60 days. Mr. Holtz's address is 490 East Route 22, North Barrington, Illinois 60010.
(2) Based upon information provided in its Schedule 13G dated December 31, 2002, Wellington Management Company ("WMC"), in its capacity as investment advisor, may be deemed beneficial owner of 565,000 shares of the Company which are owned by numerous investment counseling clients. Of the shares shown above, WMC has shared voting power for 565,000 shares and shared investment power for 565,000 shares. The address of WMC is 75 State Street, Boston, Massachusetts 02109.

(3) Based upon information provided in a 13D filing dated January 13, 2003, includes 200,670 shares held by KF, Inc. Profit Sharing Plan; 199,430 shares held by Kenneth M. Fell Trust; 88,100 shares held by Mr. Fell's IRA; and 2,500 shares held by Mr. Fell's wife, Margaret A. Fell, IRA. Mr. Fell's address is 30 South Wacker Drive, Suite 1003, Chicago, Illinois 60606.
(4) Based upon information provided in a 13D filing dated September 9, 2002, includes 415,400 shares beneficially held by Diamond A. Partners, L.P. and 56,900 shares held by Diamond A. Investors, L.P. Mr. Shapiro is Managing Member of Lawndale Capital Management, LLC, the General Partner and Investment Advisor to these partnerships. The reporting person has only a prorata interest in the securities with respect to which indirect beneficial ownership is reported and discloses beneficial ownership in such securities, except to the extent of such reporting person's pecuniary interest. Mr. Shapiro's, Lawndale Capital Management LLC's, Diamond A. Partners, L.P.'s and Diamond A. Investors, L.P.'s address is One Sansome Street, Suite 3900, San Francisco, California 94104.
(5) Based upon information provided in a 13D joint filing dated January 13, 2003. Includes 80,443 and 600 shares owned directly by Messrs. Torchia and D'Onofrio, respectively, and 150,000 options each owned by Messrs. Torchia and D'Onofrio, which currently are exercisable. In addition, it includes 383,508 shares owned by Urban 2000 Corp. Mr. Torchia is the 51% stockholder of Urban 2000 Corp. and disclaims beneficial ownership of all but an aggregate of 195,589 shares owned directly, or indirectly, by Urban 2000 Corp. Mr. D'Onofrio is the 49% stockholder of Urban 2000 Corp. and disclaims beneficial ownership of all but an aggregate of 187,919 shares owned directly, or indirectly by Urban 2000 Corp. The address of Urban 2000 Corp. is 10300 West Higgins Road, Suite 105, Rosemont, Illinois 60018.
(6) Based upon information provided in its Schedule 13G dated December 31, 2002, Dimensional Fund Advisors, Inc. ("DFA"), in its capacity as investment advisor, may be deemed beneficial owner of 395,500 shares of the Company which are owned by numerous investment counseling clients. Of the shares shown above, DFA has sole voting and investment power for 395,500 shares. The address of DFA is 1299 Ocean Avenue, Santa Monica, California 90401.
(7) Includes 228,812 shares held by the Salomon J. Dayan UTD 11/08/78, and 4,000 shares held by the children of Dr. Dayan. Also includes 71,000 shares subject to option exercisable presently or within 60 days, and partnership interests which are convertible into 84,050 shares of common stock of the Company at a conversion rate of $8.00 per share. Dr. Dayan's address is 2837 Sheridan Place, Evanston, Illinois 60201.
(8) Based upon information provided in their Schedule 13D dated May 10, 2002, Mr. and Mrs. Dayan beneficially own 311,801 shares of the Company. Of the shares shown above, Mr. and Mrs. Dayan have sole voting and investment power for 311,801 shares. The address of Mr. and Mrs. Dayan is 1000 Lake Shore Plaza, #10B, Chicago, Illinois 60611.
(9) Includes 55,655 shares held directly, 2,800 shares held by Mr. Cerqua's SEP, and 204,458 shares subject to options exercisable presently or within 60 days. Mr. Cerqua's address is 22073 Cuba Road, Kildeer, Illinois 60047.
(10) Includes 1,275 shares held directly, and 80,500 shares subject to options exercisable presently or within 60 days.
(11)     Includes  10,000 shares held directly;  and 5,000 shares held by Ashley
         E. Romano UGTMA, with Mr. Romano as custodian. Also includes 4,500 shares subject to options exercisable presently or within 60 days.

(12) Includes 1,000 shares held by the 1988 LaFlamme Family Trust dated January 14, 1988.

The following table sets forth information, as of December 31, 2002, with respect to compensation plans under which equity securities of the Company are authorized for issuance, aggregated by (i) all compensation plans previously approved by the shareholders, and (ii) all compensation plans not previously approved by the shareholders:


                                                                                             Number of shares
                                                                                            remaining available
                                                    (a)                                     for future issuance
                                             Number of shares        Weighted average          under equity
                                             to be issued upon       exercise price of      compensation plans
                                                exercise of             outstanding          (excluding shares
                                           outstanding options,      options, warrants         reflected in
                                            warrants and rights         and rights                 column (a))
                                           ---------------------     -----------------      ---------------------
         Equity compensation plans
            approved by shareholders               800,100                     $ 4.54                273,291
         Equity compensation plans not
            approved by shareholders             1,122,458                     $ 4.19                 23,000

         Total                                   1,922,558                     $ 4.33                296,291
                                               ===========               ============            ===========


The shareholders of the Company approved two stock option compensation plans in 1996: (i) the 1996 Omnibus Incentive Stock Plan, and (ii) the 1996 Stock Option Plan for Nonemployee Directors. The 1996 Omnibus Incentive Stock Plan provides for the issuance to employees of up to 3% of the weighted average shares outstanding each year, on a cumulative basis, adjusted for forfeitures. The nonemployee director plan provides for the issuance of up to 50,000 options. The exercise price per share may not be less than the fair market value per share on the date the options are granted. Generally, options vest over a period of up to two years and are exercisable for a period of 10 years from the date of grant. The options outstanding, which were not approved by the shareholders, were primarily issued prior to the adoption of the aforementioned plans in 1996. These options generally contain exercise prices equal to the market price on the date of grant and are exercisable for a period of 10 years. Since 2000, the directors also have received options outside of the director plan, which vest only if the Company achieves certain financial performance criteria. These options contain exercise prices equal to the market price on the date of grant and are exercisable for a period of 10 years.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In the past, certain of the Company's directors and executive officers have, directly or indirectly, invested in joint ventures with the Company. For example, Dr. Dayan, a director of the Company, has invested approximately $1.6 million in seven joint ventures since 1988. In one joint venture, the partners, including Dr. Dayan, have been guaranteed minimum annual distributions by the Company equal to 10% of their original capital contribution, and also have the right to convert their existing partnership interests into shares of the Company's common stock, under certain conditions. On September 18, 2000, in connection with the approval of all joint venture partners regarding the sale of the AmeriHost Inn brand and franchising rights, the Company finalized the terms of an agreement to issue 125,000 new stock options to the partners in three existing joint ventures, including Dr. Dayan, canceling 60,000 existing stock options held by these partners, and to purchase their remaining ownership interests in these three joint ventures at specified prices. The Company has purchased the remaining ownership interests in two of the joint ventures, and is currently obligated to purchase, for approximately $830,000, the ownership interests of the limited partners, including approximately $415,000 for Dr. Dayan's interest, in the third joint venture by April 10, 2003, at which time Dr. Dayan will no longer have an ownership interest in any joint venture with the Company. However, the Company is currently in the process of extending this purchase obligation. Dr. Dayan and each of the Company's directors and executive officers who have made such investments have done so on the same terms as all other investors in such joint ventures.

Dr. Dayan is also the owner and Chairman of the Board of Directors of the company that owns Pan American Bank. Pan American Bank has provided mortgage financing to a different joint venture in which the Company is a partner, in the amount of $938,000 at December 31, 2002.

Mr. Romano is an executive officer of Bridgeview Bank & Trust, which was the bank that maintained the Company's operating line-of-credit until February 19, 2002, at which time the Company transferred the line-of-credit to another lender. Various demand deposit accounts of the Company and its hotels maintained at Bridgeview Bank & Trust were all closed during 2002.

On August 15, 2002, the Company's then President and Chief Executive Officer, Michael P. Holtz, delivered notice of resignation from the employment of the Company. On November 7, 2002, the Company entered into a series of settlement agreements with Mr. Holtz. The agreements provided for severance benefits (see item 11  above)  and also
for the sale of two AmeriHost Inn hotels at a total price of approximately $5.2 million to entities controlled by Mr. Holtz, subject to financing commitments and independent appraisals. The Company closed on the sale of the two hotels on December 12, 2002, whereupon Mr. Holtz resigned as a director and officer of the Company.

ITEM 14.   CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

FORWARD LOOKING STATEMENTS

Certain statements appearing in this report on Form 10-K can be construed as forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including without limitation, risks relating to the development and operation of hotels, the timing, consummation and final terms of hotel sales, the availability of capital to finance growth, geopolitical events, competition and the historical cyclicality of the lodging industry.

                                     PART IV


ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

         Financial Statements:
         ---------------------

The following consolidated financial statements are filed as part of this Report on Form 10-K for the fiscal year ended December 31, 2002.

         (a)(1)   Financial Statements:

                   Independent Auditors' Report............................. F-1

                   Consolidated Balance Sheets at December 31, 2002
                    and 2001................................................ F-2

                   Consolidated Statements of Operations for the years
                    ended December 31, 2002, 2001 and 2000.................. F-4

                   Consolidated Statements of Shareholders' Equity
                    for the years ended December 31, 2002, 2001 and 2000.... F-5

                   Consolidated Statements of Cash Flows for the years
                    ended December 31, 2002, 2001 and 2000.................. F-6

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

The following exhibits were included in the Registrant's Report on Form 10-Q filed November 7, 2000:

Exhibit No.                         Description
-----------                         -----------

     10.10                 Asset Purchase Agreement
     10.11                 Royalty Sharing Agreement
     10.12                 Development Agreement

The following exhibits were included in the Registrant's Report on Form 10-Q filed November 14, 2002:

Exhibit No.                         Description
-----------                         -----------

      3.2                  By-laws of  Arlington Hospitality, Inc. as revised on
                           October 22, 2002
     10.7                  Form  of  Indemnification   Agreement   executed   by
                           independent directors

The following exhibits were included in the Registrant's Report on Form 8-K filed December 19, 2002:

Exhibit No.                         Description
-----------                         -----------

     10.13 Employment agreement between Arlington Hospitality, Inc. and Jerry H. Herman dated December 19, 2002

The following exhibits are included in this Report on Form 10-K filed March 31, 2003:

Exhibit No.                         Description
-----------                         -----------

     21.1                  Subsidiaries of the Registrant
     23.1                  Consent of KPMG LLP
     10.14                 Line-of-credit agreement with LaSalle Bank, NA
     99.1 Certificate Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K:

The Company filed the following reports on Form 8-K during the three months ended December 31, 2002:

Date Filed                          Description
----------                          -----------

November 8, 2002           Execution  of  settlement  agreements  with  previous
                           President/CEO
December  12,  2002        Closing   of    previous   President/CEO   settlement
                           agreements
December 20, 2002          Appointment  of  new  President/CEO   and  employment
                           agreement
December 23, 2002          Minor clarification  of new  President/CEO employment
                           agreement

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                ARLINGTON HOSPITALITY, INC.

                                                By: /s/ Jerry H. Herman
                                                    ----------------------------
                                                    Jerry H. Herman
                                                    Chief Executive Officer

                                                By: /s/ James B. Dale
                                                    ----------------------------
                                                    James B. Dale
                                                    Chief Financial Officer
                                                    Chief Accounting Officer

                  March 28, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Jerry H. Herman                           /s/ Kenneth M. Fell
---------------------------------------       ----------------------------------
Jerry H. Herman, Director                     Kenneth M. Fell, Chairman
March 28, 2003                                March 28, 2003


/s/ Andrew E. Shapiro                         /s/ Gerald T. LaFlamme
---------------------------------------       ----------------------------------
Andrew E. Shapiro, Vice-Chairman              Gerald T. LaFlamme, Director
March 28, 2003                                March 28, 2003

/s/ Steven J. Belmonte                        /s/ Thomas J. Romano
---------------------------------------       ----------------------------------
Steven J. Belmonte, Director                  Thomas J. Romano, Director
March 28, 2003                                March 28, 2003

/s/ Salomon J. Dayan
---------------------------------------
Salomon J. Dayan, Director
March 28, 2003

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Arlington Hospitality, Inc.


We have audited the accompanying consolidated balance sheets of Arlington Hospitality, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arlington Hospitality, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.





                                                              KPMG LLP


Chicago, Illinois
March 24, 2003



                                      ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
==================================================================================================================

                                                                            December 31,            December 31,
                                                                                2002                    2001
                                                                          ---------------         ----------------
                          ASSETS

Current assets:
    Cash and cash equivalents                                             $     3,969,515          $    4,748,156
    Accounts receivable, less an allowance of $150,000
       at December 31, 2002 and 2001 (including  approximately
       $166,000 and $126,000 from related parties)                              2,064,463               2,343,423
    Notes receivable, current portion (Note 2)                                    100,000                 518,499
    Prepaid expenses and other current assets                                     975,432                 998,559
    Refundable income taxes                                                     1,574,776                 298,330
    Costs and estimated earnings in excess of billings on
       uncompleted contracts (Note 3)                                           1,479,101               1,079,137
                                                                          ---------------          --------------

         Total current assets                                                  10,163,287               9,986,104
                                                                          ---------------          --------------

Investments in and advances to unconsolidated
    hotel joint ventures (Notes 4 and 6)                                        4,291,504               5,404,744
                                                                          ---------------          --------------


Property and equipment (Notes 6, 7 and 12):
    Land                                                                       13,418,378               12,454,360
    Buildings                                                                  76,849,071              68,095,453
    Furniture, fixtures and equipment                                          26,553,701              24,189,969
    Construction in progress                                                    6,447,039               5,973,890
    Leasehold improvements                                                      2,760,906               2,899,179
    Assets held for sale                                                             -                  2,187,822
                                                                          ---------------          --------------
                                                                              126,029,095             115,800,673

    Less accumulated depreciation and amortization                             26,417,755              22,905,635
                                                                          ---------------          --------------
                                                                               99,611,340              92,895,038
                                                                          ---------------          --------------

Notes receivable, less current portion (Note 2)                                   782,083               1,000,000

Deferred income taxes (Note 9)                                                  2,427,000               2,662,000

Other assets, net of accumulated amortization of
    approximately $1,259,000 and $1,035,000 (Note 5)                            2,658,500               2,939,900
                                                                          ---------------          --------------
                                                                                5,867,583               6,601,900

                                                                          ---------------          --------------
                                                                          $   119,933,714          $  114,887,786
                                                                          ===============          ==============




                                      ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
==================================================================================================================
                                                                            December 31,            December 31,
                                                                                2002                    2001
                                                                          ---------------         ----------------

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $     3,965,028          $    2,467,704
    Bank line-of-credit (Note 6)                                                6,384,287               6,793,702
    Accrued payroll and related expenses                                          827,353                 784,533
    Accrued real estate and other taxes                                         1,969,297               1,952,875
    Other accrued expenses and current liabilities                              1,974,350                 452,086
    Current portion of long-term debt (Note 7)                                  4,038,301               2,110,652
                                                                          ---------------          --------------

         Total current liabilities                                             19,158,616              14,561,552
                                                                          ---------------          --------------


Long-term debt, net of current portion (Note 7)                                72,203,688              70,088,269
                                                                          ---------------          --------------

Deferred income   (Note 12)                                                    10,867,418              10,714,735
                                                                          ---------------          --------------

Commitments and contingencies (Notes 4, 6, 7, 8 and 12)

Minority interests                                                                333,888                 456,631
                                                                          ---------------          --------------


Shareholders' equity (Notes 1 and 8):
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                                   -                       -
    Common stock, $.005 par value; authorized 25,000,000 shares;
       issued and outstanding 4,962,817 shares at December 31,
       2002, and 4,958,081 shares at December 31, 2001                             24,814                  24,790
    Additional paid-in capital                                                 13,184,564              13,171,151
    Retained earnings                                                           4,597,601               6,307,533

                                                                          ---------------          --------------
                                                                               17,806,979              19,503,474
    Less:
         Stock subscriptions receivable (Note 8)                                 (436,875)               (436,875)

                                                                          ---------------          --------------
                                                                               17,370,104              19,066,599

                                                                          ---------------          --------------
                                                                          $   119,933,714          $  114,887,786
                                                                          ===============          ==============


                 See notes to consolidated financial statements.




                                      ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                  FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
=====================================================================================================================

                                                               2002                  2001                  2000
                                                        -----------------       ---------------      ----------------
Revenue (Note 10):
    Hotel operations:
         AmeriHost Inn hotels                             $   43,216,506         $  45,081,431         $  49,228,661
         Other hotels                                         10,632,860            11,301,017            12,123,035
    Development and construction                               7,180,222             1,724,249             6,966,588
    Hotel sales and commissions                               10,017,080            12,922,459                  -
    Management services                                          957,801             1,066,645             1,251,107
    Employee leasing                                           3,267,491             4,678,189             5,979,363
    Incentive and royalty sharing (Note 14)                      588,938               209,633                16,090
    Office building rental and other                             669,769               169,612               586,276
                                                          --------------         -------------         -------------
                                                              76,530,667            77,153,235            76,151,120
                                                          --------------         -------------         -------------
Operating costs and expenses:
    Hotel operations:
         AmeriHost Inn hotels                                 31,570,220            32,919,678            34,811,649
         Other hotels                                          9,956,254             9,194,835             9,858,175
    Development and construction                               7,205,328             1,479,947             6,901,617
    Hotel sales and commissions                                8,159,459             9,621,536                  -
    Management services                                          714,648               716,802               806,959
    Employee leasing                                           3,208,708             4,564,508             5,868,189
    Office building rental and other                              56,757                 2,958               489,064
                                                          --------------         -------------         -------------
                                                              60,871,374            58,500,264            58,735,653

                                                          --------------         -------------         -------------
                                                              15,659,293            18,652,971            17,415,467

    Depreciation and amortization                              5,516,302             4,676,069             4,542,461
    Leasehold rents - hotels (Note 12)                         5,410,796             6,510,436             6,524,930
    Corporate general and administrative                       2,198,640             1,907,742             1,694,611
    Impairment provision (Note 1)                                542,019                  -                        -
                                                          --------------         -------------         -------------

Operating income                                               1,991,536             5,558,724             4,653,465

Other income (expense):
    Interest expense                                          (5,514,765)           (5,153,590)           (5,605,550)
    Interest income                                              489,747               821,839               786,806
    Other income                                                 283,899               125,880               381,868
    Gain on sale of fixed assets (Note 14)                       727,076             1,286,338             6,663,124
    Equity in net income and (losses) from
      unconsolidated joint ventures                             (412,094)             (925,654)             (101,872)

                                                          --------------         -------------         -------------
Income before minority interests and income taxes             (2,434,601)            1,713,537             6,777,841

Minority interests in operations of
    consolidated subsidiaries and partnerships                   (80,331)             (343,437)              (60,939)
                                                          --------------         -------------         -------------

Income before income taxes                                    (2,514,932)            1,370,100             6,716,902

    Income tax benefit (expense) (Note 9)                        805,000              (615,000)           (2,707,000)

                                                          --------------         -------------         -------------
Net income (loss)                                         $   (1,709,932)        $     755,100         $   4,009,902
                                                          ==============         =============         =============

Net income (loss) per share - Basic                       $       (0.34)         $        0.15         $        0.81

Net income (loss) per share - Diluted                     $       (0.34)         $        0.13         $        0.74


                 See notes to consolidated financial statements.




                                                            ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
====================================================================================================================================

                                                                                                           Stock
                                                          Common stock                                    subscrip-
                                                     ---------------------   Additional                    tions          Total
                                                                               paid-in       Retained     and notes    shareholders'
                                                       Shares     Amount       capital       earnings     receivable       equity
                                                     ---------   ---------   -----------    -----------   -----------  -------------

BALANCE AT JANUARY 1, 2000                           4,968,673   $  24,843   $13,050,069    $ 1,542,531   $ (436,875)  $ 14,180,568

   Shares issued for compensation                       10,571          53        75,255           -            -            75,308
   Net income for the year ended December 31, 2000        -           -             -         4,009,902                   4,009,902

BALANCE AT DECEMBER 31, 2000                         4,979,244   $  24,896   $13,125,324    $ 5,552,433   $ (436,875)  $ 18,265,778

   Acquisition of common stock (Note 8)                (26,100)       (131)      (84,984)          -            -           (85,115)
   Shares and options issued for compensation            4,937          25       130,811           -            -           130,836
   Net income for the year ended December 31, 2001        -           -             -           755,100         -           755,100

BALANCE AT DECEMBER 31, 2001                         4,958,081   $  24,790   $13,171,151    $ 6,307,533   $ (436,875)  $ 19,066,599

   Acquisition of common stock (Note 8)                   (100)       -             (310)          -            -              (310)
   Shares and options issued for compensation            4,836          24        13,723           -            -            13,747
   Net loss for the year ended December 31, 2002                                             (1,709,932)        -        (1,709,932)

BALANCE AT DECEMBER 31, 2002                         4,962,817   $  24,814   $13,184,564    $ 4,597,601   $ (436,875)  $ 17,370,104
                                                     =========   =========   ===========    ===========   ===========  ============





                                            See notes to consolidated  financial statements.




                                      ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
======================================================================================================================

                                                                2002                  2001                  2000
                                                          ----------------      ----------------       ---------------

Cash flows from operating activities:

    Cash received from customers                          $    77,501,677            78,329,783       $    77,110,459
    Cash paid to suppliers and employees                      (57,969,651)          (58,192,786)          (69,503,958)
    Interest received                                             551,838               870,945               883,422
    Interest paid                                              (5,516,449)           (5,194,741)           (5,679,212)
    Income taxes paid                                            (236,446)             (305,750)           (1,592,704)

                                                          ---------------       ---------------       ---------------
Net cash provided by operating activities                      14,330,969            15,507,451             1,218,007
                                                          ---------------      ----------------       ---------------

Cash flows from investing activities:

    Distributions, and collections on advances,
         from affiliates                                        3,020,396             1,183,012             2,712,840
    Purchase of property and equipment                        (18,582,826)          (25,399,733)          (10,433,566)
    Purchase of investments in, and advances
         to, minority-owned affiliates                         (2,142,492)           (2,687,328)           (2,715,495)
    Acquisitions of partnership interests,
         net of cash acquired                                    (796,786)             (804,613)                 -
    Collection on notes receivable                                (15,362)              201,332                91,315
    Proceeds from sale of assets and franchising rights         1,443,701               402,500            13,072,813

                                                          ---------------       ---------------       ---------------
Net cash (used in) provided by investing activities           (17,073,369)          (27,104,830)            2,727,907
                                                          ---------------       ---------------       ---------------

Cash flows from financing activities:

    Proceeds from issuance of long-term debt                   13,016,749            20,612,595             4,696,807
    Principal payments on long-term debt                      (10,440,190)           (9,206,128)           (6,442,369)
    Net (repayments) borrowings of line of credit                (409,415)            3,385,569            (4,152,081)
    Distributions to minority interests                          (203,075)              (90,255)              (85,725)
    Common stock repurchases                                         (310)              (85,115)                 -
    Other                                                                                  -                     -

                                                          ---------------       ---------------       ---------------
Net cash provided by (used in) financing activities             1,963,759            14,616,666            (5,983,368)

                                                          ---------------       ---------------       ---------------
Net increase (decrease) in cash and cash equivalents             (778,641)            3,019,287            (2,037,454)

Cash and cash equivalents, beginning of year                    4,748,156             1,728,869             3,766,323

                                                          ---------------       ---------------       ---------------
Cash and cash equivalents, end of year                    $     3,969,515       $     4,748,156       $     1,728,869
                                                          ===============       ===============       ===============




                                      ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
==================================================================================================================

                                                                     2002             2001               2000
                                                               -------------      -------------     --------------

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                              $  (1,709,932)     $     755,100     $    4,009,902

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

    Depreciation and amortization                                  5,516,302          4,676,069          4,542,461
    Equity in net (income) loss and interest income from
         unconsolidated joint ventures and amortization
         of deferred income                                          230,402          1,174,630            101,872
    Minority interests in operations of consolidated
         subsidiaries and partnerships                                80,331            343,437             60,939
    Bad debt expense                                                  15,000             50,000            192,351
    Issuance of common stock and common stock options                 13,747            130,836             75,308
    Gain on sale of assets and franchising rights                   (727,076)        (1,286,338)        (6,663,124)
    Deferred income taxes                                            235,000            740,000            925,000
    Amortization of deferred gain                                 (1,079,047)          (966,232)        (1,487,118)
    Proceeds from sale of hotels                                   9,865,111         11,511,336               -
    Income from sale of hotels                                    (1,705,651)        (2,189,256)              -
    Provision for impairment                                         642,019               -                  -
    Other                                                           (298,022)              -                  -

    Changes in assets and liabilities, net of effects of acquisitions:

         Decrease in accounts receivable                              68,101            255,675             95,439
         Decrease (increase) in prepaid expenses and
           other current assets                                       88,369             99,344            (41,217)
         (Increase) decrease in refundable income taxes           (1,276,446)          (430,750)           189,296
         (Increase) decrease in costs and estimated
           earnings in excess of billings                           (399,964)          (703,357)           459,040
         Increase in other assets                                   (331,689)          (413,336)           (72,303)

         Increase (decrease) in accounts payable                   1,473,684             23,530           (309,750)
         Increase (decrease) in accrued payroll and other
           accrued expenses and current liabilities                1,552,416            165,246           (905,846)
         Decrease in accrued interest                                 (1,684)           (41,151)           (73,852)
         Increase in deferred income                               2,079,998          1,612,668            119,609

Net cash provided by operating activities                      $  14,330,969      $  15,507,451     $    1,218,007
                                                               =============      =============     ==============


                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

================================================================================

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Organization and business:
    --------------------------

    Arlington Hospitality, Inc. was incorporated under the laws of Delaware on September 19, 1984. Arlington Hospitality, Inc. also acts through its wholly-owned subsidiaries which have been formed since 1984 under the laws of several states (Arlington Hospitality, Inc. and its subsidiaries, collectively, where appropriate, the "Company"). The Company is engaged in the development, construction and sale of AmeriHost Inn hotels, and the ownership, operation and management of both AmeriHost Inn hotels and other hotels (Note 15). The AmeriHost Inn brand is used by the Company to provide for the consistent, cost-effective development and operation of mid-price hotels in various markets. All AmeriHost Inn hotels are developed and constructed using a two- or three-story prototype, featuring 60 to 120 rooms, interior corridors and an indoor pool area and generally are located in smaller town markets. The Company also has designed a four-story AmeriHost Inn & Suites prototype for larger markets.

    The Company's operations are seasonal by nature. The Company's hotel revenues are generally greater in the second and third calendar quarters than in the first and fourth calendar quarters, due to weather conditions in the markets in which the Company's hotels are located, as well as general business and leisure travel trends.

    Principles of consolidation:
    ----------------------------

    The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which the Company has a majority or controlling ownership interest. All significant intercompany accounts and transactions have been eliminated.

    Revenue recognition:
    --------------------

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

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

================================================================================


    1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

    The Company's intention is to operate its AmeriHost Inn hotels until a buyer is found at an appropriate price. The Company may actively try to sell the AmeriHost Inn hotels during the construction period, upon opening or anytime thereafter. The Company records the hotel sale price as development revenue and the net cost basis of the hotel asset as development expense, when the sale is consummated, as part of the ongoing operational activity of the Company. Beginning in 2001, the Company records the hotel sale price as development revenue and the net cost basis of the hotel asset as development expense, when the sale is consummated, as part of the ongoing operational activity of the Company. Prior to 2001, the sales of all hotels which had been operated for longer than 12 months were recorded as a "gain on sale" below the operating income line, computed as the difference between the net sale price and the net cost basis of building the hotel. This treatment was considered appropriate since the strategy of building and selling had not yet been solidified until the consummation of the Cendant transaction in the latter part of 2000 (Note 14).

    The Company recognizes management fee revenue when it performs hotel management services for unrelated third parties and unconsolidated joint ventures. The management fees are computed based upon a percentage of total hotel revenues, plus incentive fees in certain instances, in accordance with the terms of the individual written management agreements. The Company recognizes the management fee revenue in the hotel management segment as the related hotel revenue is earned.

    The Company recognizes employee leasing revenue when it staffs hotels and performs related services for unrelated third parties and unconsolidated joint ventures. Employee leasing revenues are generally computed as the actual payroll costs, plus an administrative fee, in accordance with the terms of the individual written staffing agreements. The Company recognizes the employee leasing revenue in the employee leasing segment as the related payroll cost is incurred.

    The franchisor of the AmeriHost Inn brand has agreed to pay the Company a development incentive fee every time the Company sells one of its existing AmeriHost Inn hotels to a buyer who executes an AmeriHost Inn franchise agreement with the franchisor (see "Deferred income" below). The franchisor of the AmeriHost Inn brand has agreed to pay the Company a portion of all royalty fees received from all of its AmeriHost Inn franchisees through September 2025. Generally, the royalty fees from each franchisee are based upon a percentage of guest room revenue. The Company includes the amortization of the deferred development incentive fees and the royalty sharing fees as incentive and royalty sharing fee revenue in the accompanying consolidated financial statements.

    The Company owns the building in which its headquarters is located and leases a portion of the office space to third-party tenants. Rental revenue is recognized monthly in accordance with the terms of the leases, including charges for common area expenses and real estate taxes.

    Cash equivalents:
    -----------------

    The Company considers all investments with an initial maturity of three months or less to be cash equivalents.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

    Fair values of financial instruments:
    -------------------------------------

    The carrying values reflected in the consolidated balance sheets at December 31, 2002 and 2001, reasonably approximate the fair values for cash and cash equivalents, accounts and contracts receivable and payable, and variable rate long-term debt. The carrying value of the notes receivable approximate their fair values based upon the estimated fair value of the underlying collateral (Note 2). The Company estimates that the fair value of its fixed rate long-term debt at December 31, 2002, approximates the carrying value considering the property specific nature of the notes. In making such assessments, the Company considered the current rate at which the Company could borrow funds with similar remaining maturities.

    Investments:
    ------------

    Investments in entities in which the Company has a non-majority, non-controlling ownership interest are accounted for using the equity method, under which method the original investment is increased (decreased) for the Company's share of the joint venture's net income (loss), increased by contributions made and reduced by distributions received.

    Property and equipment:
    -----------------------

    Property  and  equipment  are stated at cost.  Repairs and  maintenance  are charged to expense as incurred, and renewals and betterments are capitalized. Depreciation is being provided for assets placed in service, principally by use of the straight-line method over their estimated useful lives. Leasehold improvements are being amortized by use of the straight-line method over the term of the lease. Construction period interest of approximately $287,000, $337,000 and $100,000 was capitalized in 2002, 2001 and 2000, respectively, and is included in property and equipment.

    For each classification of property and equipment, depreciable periods are as follows:

         Building                                            31.5-39 years
         Furniture, fixtures and equipment                       5-7 years
         Leasehold improvements                                 1-15 years

    Other assets:
    -------------

    Deferred lease costs:

    Deferred lease costs represent the amounts paid for the acquisition of leasehold interests for certain hotels. These costs are being amortized by use of the straight-line method over the terms of the leases.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

    Deferred income:
    ----------------

    Deferred income includes the gain from the sale of 22 hotels in 1998 and 1999, which were simultaneously leased-back (Note 13). This gain is being recognized on a straight-line basis over the 15-year term of the lease, as amended, as an adjustment to leasehold rent expense.

    Deferred income also includes incentive fees received in connection with the sale of AmeriHost Inn hotels. These fees are recognized on a straight-line basis over a 76-month period in which the unamortized portion of the fees may be considered refundable under certain conditions.

    Deferred income also includes that portion of development, construction and renovation fees earned from entities in which the Company holds an ownership interest. The portion of fees deferred is equal to the Company's proportional ownership interest in the entity and is being recognized in income over the life of the operating assets. The balance of the fees is recorded in income as earned.

    Income taxes:
    -------------

    Deferred income taxes are provided on the differences in the bases of the Company's assets and liabilities, as determined for tax and financial reporting purposes, and relate principally to depreciation of property and equipment and deferred income.

    Earnings per share:
    -------------------

    Basic earnings per share ("EPS") is calculated by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS gives effect to all dilutive common stock equivalents outstanding for the period. The Company excluded stock equivalents which had an anti-dilutive effect on the EPS computations.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

================================================================================


    1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

    The calculation of basic and diluted earnings per share for each of the three years ended December 31, is as follows:


                                                                     2002             2001               2000
                                                               -------------      -------------     --------------

         Net income (loss)                                     $  (1,709,932)     $     755,100     $    4,009,902

         Impact of convertible partnership interests                    -               (78,178)          (117,028)
                                                               -------------      -------------     --------------
         Net income (loss) available to common
             shareholders - diluted                            $  (1,709,932)     $     676,922     $    3,892,874
                                                               =============      =============     ==============

         Weighted average common shares
            outstanding                                            4,958,438          4,974,821          4,976,236
         Dilutive effect of:
            Stock options                                               -                38,650             46,266
            Convertible partnership interests                           -               168,100            249,350

         Dilutive common shares outstanding                        4,958,438          5,181,571          5,271,852
                                                               =============      =============     ==============

         Net income (loss) per share - Basic                   $       (0.34)     $        0.15     $        0.81
                                                               =============      =============     =============

         Net income (loss) per share - Diluted                 $       (0.34)     $        0.13     $        0.74
                                                               =============      =============     =============


    Advertising:
    ------------

    The costs of advertising, promotion and marketing programs are charged to operations in the year incurred. These costs were approximately $1,411,000, $1,389,000 and $1,418,000 for the years ended December 31, 2002, 2001 and
    2000.

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

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

================================================================================


    1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

    Long-lived assets and impairment:
    ---------------------------------

    On January 1, 2002, the Company adopted SFAS 144, which is required for fiscal years beginning after December 15, 2001, and interim periods within those years. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. SFAS 144 requires a long-lived asset to be sold to be classified as "held for sale" in the period in which certain criteria are met, including that the sale of the asset within one year is probable. Based on historical experience and the Company's business strategy, it generally does not assess a sale as probable before the transaction closes and does not believe any of its properties meet all of the criteria necessary to classify assets as held for sale as of December 31, 2002. SFAS 144 also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from the Company's ongoing operations. The Company does not include the sales or operations of AmeriHost Inn hotels in discontinued operations because it retains ongoing royalty fees from those hotels after their sale. The operations of all other long-lived assets sold or classified as held for sale are reflected as discontinued operations. As of December 31, 2002, there were no identifiable discontinued operations.

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

    During 2002, the Company reduced the carrying value of fixed assets by $450,000, and reduced the carrying value of investments in and advances to unconsolidated joint ventures by approximately $192,000 in connection with such review. During 2000, the Company reduced the carrying value of an investment in a joint venture by approximately $110,000 in connection with such review.

    Stock-based compensation
    ------------------------

    The Company applies APB No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the intrinsic method, in accounting for options granted to employees. No compensation expense was recorded during 2002, 2001 or 2000 under APB No. 25.

    The Company established qualified incentive stock option plans for employees and directors. Under the plan for employees, on an annual basis, options for up to 3% of its common stock, as defined, can be granted. Under the plan for directors, a total of 50,000 options can be granted. The exercise price per share may not be less than the fair market value per share on the date the options are granted. Generally, options vest over a period of up to two years and are exercisable for a period of 10 years from the date of grant. At December 31, 2002, options to purchase 800,100 shares of common stock were outstanding under the plans.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

================================================================================


    1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

    The Company has granted to various key employees and directors, non-qualified options to purchase shares of common stock with exercise prices ranging from $3.25 to $6.50 per share. The exercise price is the market price on the date of grant. At December 31, 2002, options to purchase 1,056,833 shares of common stock were outstanding. These options are currently exercisable and expire through September 2012.

    In 1997, the Company granted to two then officers, options to purchase 65,625 shares of common stock with an exercise price of $1.53 per share. These options currently are exercisable and expire in February 2007.

    The following table summarizes the employee stock options granted, exercised and outstanding:

                                                               Weighted Average
                                                   Shares       Exercise Price
                                                 ------------  ----------------

         Options outstanding January 1, 2000        1,606,058            4.52
               Forfeitures                            (80,000)           3.57
               Options granted                        238,500            3.23
                                                  -----------     -----------
         Options outstanding December 31, 2000      1,764,558            4.39
               Forfeitures                            (16,000)           3.23
               Options granted                        201,500            3.34
                                                  -----------     -----------
         Options outstanding December 31, 2001      1,950,058            4.29
               Forfeitures                           (140,500)           2.84
               Exercised                             (100,000)           2.48
               Options granted                        213,000            2.85
                                                  -----------     -----------
         Options outstanding December 31, 2002      1,922,558     $      4.33
                                                  ===========     ===========
         Options exercisable December 31, 2002      1,801,225     $      4.39
                                                  ===========     ===========

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

================================================================================


    1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

    The weighted-average grant-date fair value of stock options granted to employees during the year and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model, and the pro forma effect on earnings of the fair value accounting for employee stock options under Statement of Financial Accounting Standards No. 123 are as follows:


                                                                     2002             2001               2000
                                                               --------------     -------------     --------------
               Grant-date fair value per share:
                    Options issued at market                   $         1.16     $        2.04     $         1.67
               Weighted average exercise prices:
                    Options issued at market                   $         2.85     $        3.34     $         3.38

               Significant assumptions (weighted-average):
                    Risk-free interest rate at grant date               3.39%             5.19%              6.50%
                    Expected stock price volatility                      0.43              0.53               0.30
                    Expected dividend payout                              n/a               n/a                n/a
                    Expected option life (years) (a)                     4.62              7.91               8.28

               Net income (loss):
                    As reported                                $  (1,709,932)     $     755,100     $    4,009,902
                    Stock-based employee compensation
                      expense, net of tax                      $    (126,182)     $   (197,032)     $    (252,451)
                    Pro forma                                  $  (1,836,114)     $     558,068     $    3,757,451

               Net income (loss) per share - Basic:
                    As reported                                $       (0.34)     $        0.15     $         0.81
                    Pro forma                                  $       (0.37)     $        0.11     $         0.76
               Net income (loss) per share - Diluted:
                    As reported                                $       (0.34)     $        0.13     $         0.74
                    Pro forma                                  $       (0.37)     $        0.09     $         0.69

(a) The expected option life considers historical option exercise patterns and future changes to those exercise patterns anticipated at the date of grant.


    The following table summarizes information about employee stock options outstanding at December 31, 2002:


                                           Options Outstanding                         Options Exercisable
                          --------------------------------------------------     ----------------------------------
                                               Weighted
                                                Average          Weighted                              Weighted
       Range of              Number            Remaining          Average          Number               Average
    Exercise Prices        Outstanding     Contractual Life   Exercise Price     Exercisable        Exercise Price
    ---------------        -----------     ----------------   --------------     -----------        --------------

      $ 1.53 to 4.38        1,303,125           4.71 Years         $3.47         1,181,792              $3.46
      $ 5.75 to 7.81          619,433           4.71                6.15           619,433               6.15
      --------------       ----------           ----              ------         ---------              -----
      $ 1.53 to 7.81        1,922,558           4.71               $4.33         1,801,225              $4.39
      ==============        =========           ====               =====         =========              =====



                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

================================================================================


    2.   NOTES RECEIVABLE:

         Notes receivable consists of:                   2002            2001
                                                     -----------    ------------

         Hotel sale related notes                    $   850,000    $    425,000
         Diversified Innkeepers, Inc.                       -          1,093,499
         Other notes                                      32,083               -
                                                     -----------    ------------
                                                         882,083       1,518,499

            Less current portion                         100,000         518,499
                                                     -----------    ------------
         Notes receivable, less current portion      $   782,083    $  1,000,000
                                                     ===========    ============

    Notes receivable at December 31, 2002, consists primarily of notes received in connection with the sale of hotels. The notes bear interest at rates ranging from 7.0% to 9.0% and mature through December 31, 2021. Certain of the notes are collateralized by the related hotel or other tangible assets.

    The Company accepted notes in connection with the purchase of management contracts from Diversified Innkeepers, Inc. ("Diversified") in a prior year. During 2002, the Company exchanged the note receivable from Diversified for a 50% ownership interest in a hotel joint venture. The provisions of the joint venture provide for preferential distributions of operating cash flow, as well as distributions upon the sale of the hotel (Note 4). The exchange was accounted for at fair value and resulted in no gain or loss.

    3.   COSTS  AND  ESTIMATED  EARNINGS  IN EXCESS  OF BILLINGS ON  UNCOMPLETED
         CONTRACTS:

    Information regarding contracts-in-progress is as follows at December 31, 2002 and 2001:


                                                                    2002               2001
                                                                -------------     --------------

               Costs incurred on uncompleted contracts          $   1,606,580     $      512,270

               Estimated earnings                                     643,215            852,872
                                                                -------------     --------------
                                                                    2,249,795          1,365,142

               Less billings to date                                  770,694            286,005

               Costs and estimated earnings in excess of
                  billings on uncompleted contracts             $   1,479,101     $    1,079,137
                                                                =============     ==============


    Costs and estimated earnings in excess of billings on uncompleted contracts includes $1,348,565 and $732,441 as of December 31, 2002 and 2001, from joint ventures in which the Company has a minority ownership interest (Note
    10).

    4.   INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED HOTEL JOINT VENTURES:

    The Company has non-controlling ownership interests, ranging from 1.0% to 50.0%, in general partnerships, limited partnerships and limited liability companies formed for the purpose of owning and operating hotels. These investments are accounted for using the equity method. The Company had investments in 12 hotel joint ventures at December 31, 2002, with a total investment balance of $1,399,362, and 15 hotel joint ventures at December 31, 2001, with a total investment balance of ($1,621,631). The Company is secondarily liable for the obligations and liabilities of the limited partnerships in which it holds a general partnership interest.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

================================================================================

    4. INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED HOTEL JOINT VENTURES (CONTINUED):

    The Company advances funds to hotels in which the Company has a minority ownership interest for working capital and construction purposes. The advances bear interest ranging from the prime rate to 10% per annum and are due on demand. The Company expects the partnerships to repay these advances through cash flow generated from hotel operations and mortgage financing. The advances were $2,892,142 and $7,026,375 at December 31, 2002 and 2001,
    respectively, and are included in investments in and advances to unconsolidated hotel joint ventures in the accompanying consolidated balance sheets.

    In May 2002, the Company acquired the remaining ownership interest in one hotel joint venture, resulting in this hotel being 100% owned by the Company subsequent to the acquisition date. In addition, the Company exchanged a note receivable for a 50% interest in a hotel joint venture (Note 2).
    Effective January 1, 2001, the Company acquired the remaining ownership interest in one hotel joint venture, resulting in this hotel being 100% owned by the Company subsequent to the acquisition date. Furthermore, the Company began consolidating a minority-owned joint venture as of September 1, 2001, when the Company guaranteed certain underlying debt and assumed control of the joint venture, in connection with a mortgage refinancing. The following is the financial statement impact of the acquisitions and the aforementioned consolidations:

                                                   2002               2001
                                               -------------     ---------------
               Property and equipment          $   2,279,309     $    3,038,557
               Other assets                        1,125,178            131,478
               Notes receivable                   (1,086,778)              -
               Long-term debt                     (1,466,510)        (2,188,764)
               Other liabilities                     (54,413)          (176,658)
                                               -------------     --------------
                  Cash paid                    $     796,786     $      804,613
                                               =============     ==============

    The following represents condensed financial information for all of the Company's investments in affiliated companies accounted for under the equity method at December 31, 2002, 2001 and 2000.


                                                             2002             2001               2000
                                                       --------------     -------------     --------------

               Current assets                          $      677,290     $     581,390     $      787,037
               Noncurrent assets                           26,732,517        29,215,768         32,703,002
               Current liabilities                          3,667,191         6,049,363          4,550,271
               Long-term debt                              23,591,779        26,095,565         31,282,189
               Equity (deficit)                               150,837        (2,347,770)        (2,342,421)

               Gross revenue                                9,641,145        12,173,902         14,253,813
               Gross operating profit                       3,036,726         3,716,282          3,944,469
               Depreciation and amortization                1,315,745         1,824,408          2,201,762
               Net loss                                      (478,350)       (1,680,699)          (100,027)


    The Company has provided approximately $15.1 million in guarantees as of December 31, 2002, on mortgage loan obligations for 10 joint ventures in which the Company holds a minority equity interest, which expire at various dates through March 2024. Other partners also have guaranteed portions of the same obligations. The partners of one of the partnerships have entered into a cross indemnity agreement whereby each partner has agreed to indemnify the others for any payments made by any partner in relation to the guarantee in excess of their ownership interest.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

================================================================================


    5.   OTHER ASSETS:

    Other assets, net of accumulated amortization, at December 31, 2002 and 2001, are comprised of the following:

                                                      2002            2001
                                                   ------------    -------------

               Deposits, franchise fees and
                 other assets                      $  1,404,305    $  1,693,912
               Deferred loan costs                    1,189,163       1,067,816
               Deferred lease costs                      65,032         178,172
                                                   ------------    ------------
                       Total                       $  2,658,500    $  2,939,900
                                                   ============    ============

    6.   BANK LINE-OF-CREDIT:

    The Company had $6,384,287 and $6,793,702 outstanding on its bank operating line-of-credit at December 31, 2002 and 2001, respectively. The operating line-of-credit is collateralized by substantially all the assets of the Company, subject to first mortgages from other lenders on hotel assets, bears interest at a rate based on either the prime rate or LIBOR as chosen quarterly by the Company, plus a spread adjusted quarterly based on the Company's leverage ratio, ranging from zero to 0.5% (if prime based) or 3.0% (if LIBOR based), with a minimum rate of 5.5% per annum (effective rate as of December 31, 2002), and was scheduled to mature April 30, 2003. The Company was not in compliance with the maximum debt to net worth ratio, and minimum debt service coverage ratio covenants as of December 31, 2002. On March 21, 2003, the lender provided a commitment for a renewal of the line-of-credit agreement until April 30, 2004, subject to the closing of the renewal by April 30, 2003, and certain other conditions, and has waived the existing covenant violations. The commitment provides for a maximum amount available of $6.5 million with interest at the rate of prime plus 2.5% per annum (6.75% minimum rate). The maximum commitment under the line-of-credit will be reduced to $6.0 million on September 30, 2003, and to $5.5 million on February 28, 2004. The Company will also be required to maintain certain financial covenants, including minimum net income, minimum tangible net worth, a maximum leverage ratio and a minimum debt service coverage ratio.

    7.   LONG-TERM DEBT:

         Long-term debt consists of:


                                                                        2002               2001
                                                                  -------------     --------------

         Mortgage notes maturing 2003 through 2022, with a
               weighted average interest rate of 6.67%            $  76,231,031     $   72,177,428

         Other                                                           10,958             21,493
                                                                  -------------     --------------

                                                                     76,241,989         72,198,921

         Less current portion                                         4,038,301          2,110,652
                                                                  -------------     --------------
                                                                  $  72,203,688     $   70,088,269
                                                                  =============     ==============


    The mortgage notes are collateralized by certain hotel properties and the Company's office building. The notes provide for monthly payments of principal and interest, with interest on the fixed rate notes (total outstanding of approximately $29.0 million at December 31, 2002) ranging from 7.0% to 9.25% (weighted average interest rate of 7.52% at December 31, 2002), and interest on the floating rate notes (total outstanding of approximately $47.2 million at December 31, 2002) ranging from LIBOR, plus 2.25% to prime plus 2.25% (weighted average interest rate of 6.17% at December 31, 2002).

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

================================================================================

    7.   LONG-TERM DEBT (CONTINUED):

    In February 2001, the Company secured a $20 million new construction loan facility with a lender who also holds the mortgage on a hotel owned by the Company and another mortgage on a hotel owned by a joint venture in which the Company has a minority ownership interest. This facility provides for both construction financing as well as long-term permanent mortgage financing as the projects open. The Company has until May 31, 2003, to utilize this loan facility, subject to lender's approval of each project. As of December 31, 2002, approximately $8.5 million has been utilized and is included in long-term debt in the accompanying consolidated financial statements.

    Certain of the hotel mortgage notes, as well as the office building mortgage note, provide for financial covenants, principally minimum net worth requirements, debt to equity ratios and minimum debt service coverage ratios. At December 31, 2002, the Company was not in compliance with the minimum debt service coverage ratio contained in two mortgage loans aggregating approximately $4.6 million; however, the Company has obtained waivers with respect to the violations. In addition, one joint venture in which the Company has guaranteed the mortgage debt was not in compliance with the minimum debt service coverage ratio covenant contained in the mortgage loan. The joint venture has obtained a waiver from the lender regarding this violation.

    The aggregate maturities of long-term debt are approximately as follows:

                               Year Ending December 31,               Amount
                               ------------------------          ---------------
                                         2003                     $  4,038,301
                                         2004                       10,239,226
                                         2005                        4,256,937
                                         2006                        7,829,017
                                         2007                        9,023,075
                                      Thereafter                    40,855,433
                                                                  ------------
                                                                  $ 76,241,989

    The Company expects to refinance or extend a mortgage loan due in 2003, or sell the related hotel asset and repay the mortgage in its entirety, prior to its maturity.

    8.   SHAREHOLDERS' EQUITY:

    Authorized shares:
    ------------------

    The Company's corporate charter authorizes 25,000,000 shares of Common Stock with a par value of $0.005 per share and 100,000 shares of Preferred Stock with no par value. The Preferred Stock may be issued in series and the Board of Directors shall determine the voting powers, designations, preferences and relative participation, optional or other special rights and the qualifications, limitations or restrictions thereof.

    Non-employee stock options and warrants:
    ----------------------------------------

    The Company has issued options to acquire shares of the Company's common stock to certain of its partners in various hotel joint ventures referred to in Note 4. During 2001, the Company recognized $167,000 of expense related to the issuance of stock options to joint venture partners, including a director of the Company (Note 12). At December 31, 2002, options to purchase 125,000 shares of common stock continued to be outstanding with an exercise price of $3.794 per share and exercisable through October 2005. The Company accounted for these options during 2001 at fair value, in accordance with FASB Statement No. 123.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

================================================================================


    8.   SHAREHOLDERS' EQUITY (CONTINUED):

    Limited partnership conversion rights:
    --------------------------------------

    The Company is the general partner in a partnership where the limited partners, including a Director of the Company, have the right at certain times and under certain conditions to convert their limited partnership interests into 84,975 shares of the Company's common stock. These conversion rights will expire in 2003 when the Company fulfills its obligation to acquire these limited partner interests (Note 13).

    Stock subscriptions receivable:
    -------------------------------

    In connection with the purchase of management contracts from Diversified (Note 2), the Company secured promissory notes from the principals of Diversified in the total amount of $436,875 with interest at 6.5% per annum. The notes are collateralized by 125,000 shares of common stock of the Company, which were issued upon the exercise of stock options in 1993. The total principal balance is due December 31, 2005. These notes receivable have been classified as a reduction of shareholders' equity on the accompanying consolidated balance sheets.

    9.   TAXES ON INCOME:

    The provision for income taxes in the consolidated statements of operations, excluding $101,000 in tax expense relating to the extraordinary item in 2002, is as follows:


                                                                     2002             2001               2000
                                                               --------------     -------------     ---------------

               Current                                         $   (1,040,000)    $     460,000     $    1,782,000

               Deferred                                               235,000           155,000            925,000

               Income tax (benefit) expense                    $     (805,000)    $     615,000     $    2,707,000
                                                               ==============     =============     ==============


    The following reconciles income tax expense for 2002 at the federal statutory tax rate with the effective rate:


                                                                     2002             2001                2000
                                                               --------------     -------------     --------------
               Income taxes at the
                 federal statutory rate                               (34.0%)             34.0%              34.0%

               State taxes, net of federal tax benefit                   2.0%             10.9%               6.3%
                                                               --------------     -------------     --------------


               Effective tax rate                                     (32.0%)             44.9%              40.3%
                                                               =============      =============     ==============


                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

================================================================================


    9.   TAXES ON INCOME (CONTINUED):

    Temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes that give rise to a net deferred income tax asset relate to the following:


                                                                                      2002               2001
                                                                                  -------------     --------------
               Differences in deferred income recognized for tax
                   purposes and financial reporting purposes                      $     270,000     $      196,000

               Gain on sale/leaseback transaction recognized
                   for tax purposes and deferred for financial
                   reporting purposes                                                 3,032,000          3,612,000


               Start-up costs capitalized for tax purposes and
                   expensed for financial reporting purposes                             62,000            104,000

               Differences in the basis of investments, property and
                   equipment from partner acquisitions and due
                   to majority-owned partnerships consolidated for
                   financial reporting purposes but not for tax purposes              1,201,000          1,314,000

               Other                                                                     61,000            148,000
                                                                                  -------------     --------------

                                                                                      4,626,000          5,374,000

               Differences in the basis of property and equipment                    (1,127,000)        (1,620,000)

               Cumulative depreciation differences                                   (1,072,000)        (1,092,000)

                                                                                  -------------     --------------
               Net deferred income tax asset                                      $   2,427,000     $    2,662,000
                                                                                  =============     ==============


    A valuation allowance has not been recorded to reduce the deferred tax assets, as the Company expects to realize all components of the deferred tax asset in future periods.

    10.  RELATED PARTY TRANSACTIONS:

    The following table summarizes related party revenue recorded in 2002, 2001 and 2000 from various unconsolidated partnerships in which the Company has an ownership interest:


                                                                     2002             2001                2000
                                                               --------------     -------------     --------------
               Development and construction revenue            $    5,253,226     $     652,815     $    6,982,678
               Hotel management revenue                               808,598           709,631          1,025,632
               Employee leasing revenue                             2,895,295         2,830,719          4,275,476
               Other                                                     -                 -               586,276
               Interest income                                        212,346           530,035            516,511



                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

================================================================================


    11.  BUSINESS SEGMENTS:

    The Company's business is primarily involved in seven segments: (1) hotel operations, consisting of the operations of all hotels in which the Company has a 100% or controlling ownership or leasehold interest, (2) hotel development, consisting of development, construction and renovation of hotels for unconsolidated joint ventures and unrelated third parties, (3) hotel sales and commissions, resulting from the sale of AmeriHost Inn hotels, (4) hotel management, consisting of hotel management activities, (5) employee leasing, consisting of the leasing of employees to various hotels,
    (6) incentive and royalty sharing fees due from the owner of the AmeriHost Inn brand, and (7) office building rental activities.

    Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, operating income, identifiable assets, capital expenditures and depreciation and amortization for each business segment, which is the information utilized by the Company's decision makers in managing the business:


         Revenues                                                    2002             2001                2000
         --------                                              --------------     -------------     --------------

               Hotel operations                                $   53,849,366     $  56,382,448     $   61,351,696
               Hotel development and construction                   7,180,222         1,724,249          6,966,588
               Hotel sales and commissions                         10,017,080        12,922,459               -
               Hotel management                                       957,801         1,066,645          1,251,107
               Employee leasing                                     3,267,491         4,678,189          5,979,363
               Incentive and royalty sharing fees                     588,938           209,633             16,090
               Office building rental and other                       669,769           169,612            586,276
                                                               --------------     -------------     --------------
                                                               $   76,530,667     $  77,153,235     $   76,151,120
                                                               ==============     =============     ==============

         Operating costs and expenses
         ----------------------------

               Hotel operations                                $   41,526,474     $  42,114,513     $   44,669,824
               Hotel development and construction                   7,205,328         1,479,947          6,901,617
               Hotel sales and commissions                          8,159,459         9,621,536               -
               Hotel management                                       714,648           716,802            806,959
               Employee leasing                                     3,208,708         4,564,508          5,868,189
               Incentive and royalty sharing fees                        -                 -                  -
               Office building rental and other                        56,757             2,958            489,064
                                                               --------------     -------------     --------------
                                                               $   60,871,374     $  58,500,264     $   58,735,653
                                                               ==============     =============     ==============

         Operating income
         ----------------

               Hotel operations                                $    1,234,665     $   3,229,462     $    5,737,820
               Hotel development and construction                     (30,785)          236,319             46,782
               Hotel sales and commissions                          1,857,621         3,300,922               -
               Hotel management                                       191,097           295,356            399,771
               Employee leasing                                        56,462           110,642            108,812
               Incentive and royalty sharing fees                     588,938           209,633             16,090
               Office building rental and other                       454,397           130,831             92,812
               Corporate                                           (2,360,859)       (1,954,441)        (1,748,622)
                                                               --------------     -------------     --------------
                                                               $    1,991,536     $   5,558,724     $    4,653,465
                                                               ==============     =============     ==============


                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

================================================================================


    11.  BUSINESS SEGMENTS (CONTINUED):


         Identifiable assets                                         2002             2001                2000
         --------------------                                  --------------     -------------     --------------

               Hotel operations                                $  104,644,225     $  99,086,728     $   92,406,355
               Hotel development and construction                   2,445,882         1,467,116            660,620
               Hotel sales and commissions                               -                 -                  -
               Hotel management                                     1,513,640           119,236            (42,842)
               Employee leasing                                       256,787            70,584            329,833
               Incentive and royalty sharing fees                        -                 -                  -
               Office building rental and other                     6,672,294         6,553,474               -
               Corporate                                            4,400,886         7,877,318          4,788,749
                                                               --------------     -------------     --------------
                                                               $  119,933,714     $ 115,174,456     $   98,142,715
                                                               ==============     =============     ==============

         Capital Expenditures
         --------------------

               Hotel operations                                $   18,218,231     $  18,874,420     $   10,253,713
               Hotel development and construction                      53,673             5,975              7,942
               Hotel sales and commissions                               -                 -                  -
               Hotel management                                        16,574            52,173             34,161
               Employee leasing                                          -                 -                 5,831
               Incentive and royalty sharing fees                        -                 -                  -
               Office building rental and other                       273,605         6,411,585             17,422
               Corporate                                               16,378            55,580            114,497
                                                               --------------     -------------     --------------
                                                               $   18,578,461     $  25,399,733     $   10,433,566
                                                               ==============     =============     ==============

         Depreciation/Amortization
         -------------------------

               Hotel operations                                $    5,135,412     $   4,528,036     $    4,419,121
               Hotel development and construction                       5,679             7,983             18,189
               Hotel sales and commissions                               -                 -                  -
               Hotel management                                        52,056            54,487             44,377
               Employee leasing                                         2,321             3,039              2,362
               Incentive and royalty sharing fees                        -                 -                  -
               Office building rental and other                       158,615            35,822              4,400
               Corporate                                              162,219            46,702             54,012
                                                               --------------     -------------     --------------
                                                               $    5,516,302     $   4,676,069     $    4,542,461
                                                               ==============     =============     ==============


                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

================================================================================


    12.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

    Sale/leaseback of hotels:
    -------------------------

    On June 30, 1998, the Company completed the sale of 26 AmeriHost Inn hotels to a real estate investment trust ("REIT") for $62.2 million. The Company completed the sale of four additional AmeriHost Inn hotels to the same REIT in March 1999. Upon the respective sales to the REIT, the Company entered into agreements to lease back the hotels for an initial term of 10 years, with two five-year renewal options. The lease payments are fixed at 10% of the sale price for the first three years. Thereafter, the lease payments are subject to a CPI increase with a 2% annual maximum. In January 2001, the Company amended the master lease with the REIT to provide for the purchase of eight unidentified hotels from the lessor under specified terms, and to extend the initial lease term by five years. The amendment provides for four increases in rent payments of 0.25% each, if these hotels are not sold to a third party or purchased by the Company by the dates specified. As of December 31, 2002, the Company is obligated under the terms of the amendment to either facilitate the sale or purchase from the REIT, one hotel prior to June 5, 2003, or the 0.25% rent increase becomes effective. The Company currently expects to purchase this hotel for approximately $2.2 million prior to June 5, 2003.

    The gains from the sale of the hotels to the REIT were deferred for financial statement reporting purposes, due to the continuing involvement with the long-term lease agreement, and are being amortized on a straight-line basis into income as a reduction of leasehold rent expense over the 15-year initial term. At December 31, 2002, the balance of this deferred income was approximately $7.4 million.

    In 2002, one hotel owned by the REIT was sold; in 2001, four hotels owned by the REIT were sold; and in 2000, one hotel owned by the REIT was sold. Accordingly, the leases with the REIT for these hotels were terminated, and the remaining unamortized gain of approximately $352,000, $1.0 million and $402,000 was recognized in 2002, 2001 and 2000, respectively, as a gain on sale of property in the accompanying consolidated financial statements. In addition, the Company acquired one hotel owned by the REIT in 2002 and one in 2001, in accordance with the terms of the amendment.

    Hotel leases:
    -------------

    Including the hotels leased from the REIT, the Company leases 24 hotels as of December 31, 2002, the operations of which are included in the Company's consolidated financial statements. All of these leases are triple net and provide for monthly base rent payments ranging from $14,000 to $27,000. The leases expire through March 2014.

    The two leases, other than the REIT leases, each provide for an option to purchase the hotel. The purchase prices are based upon a fixed amount approximating the fair value at the lease commencement, subject to increases in the CPI index. At December 31, 2002, the aggregate purchase price for these leased hotels was approximately $7,030,000. One of these leases expires August 31, 2003, and the Company does not intend to exercise its purchase option.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

================================================================================


    12.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED):

    Total rent expense for all operating leases was approximately $5,411,000, $6,747,000 and $6,892,000 in 2002, 2001 and 2000, respectively, including approximately  $39,000,  $278,000  and  $686,000  in 2002,  2001  and  2000,
    respectively, to entities in which the Company has a minority ownership interest. Minimum future rent payments under all operating leases are as follows:

                               Year Ending December 31,               Amount
                               ------------------------          ---------------
                                         2003                     $  5,939,000
                                         2004                        5,911,000
                                         2005                        6,024,000
                                         2006                        6,139,000
                                         2007                        6,256,000
                                      Thereafter                    37,721,000
                                                                  ------------
                                                                  $ 67,990,000
                                                                  ============

    Limited partnership guaranteed distributions:
    ---------------------------------------------

    The Company is the general partner in one partnership where the Company has guaranteed minimum annual distributions to the limited partners, including a Director of the Company, in the amount of 10% of their original capital contributions. On September 18, 2000, in connection with the approval of all joint venture partners regarding the sale of the AmeriHost Inn brand and franchising rights (Note 14), the Company finalized the terms of an agreement to issue 125,000 new stock options to the partners, including this same Director, in three existing joint ventures (Note 8), cancelling 60,000 existing stock options held by these partners, and to purchase their remaining ownership interests in these three joint ventures at specified prices. One of these acquisitions was completed in 2001, and one was completed during the second quarter of 2002 using approximately $800,000. The final one is scheduled to be completed before April 12, 2003; however, the Company currently is in the process of extending this purchase obligation. The Company expects to use approximately $830,000 for the purchase of the remaining joint venture interest.

    Construction in progress:
    -------------------------

    As of December 31, 2002, the Company had entered into non-cancelable subcontracts for approximately $3.0 million in connection with the construction of three hotels, representing a portion of the total estimated construction costs for these hotels. These commitments will be funded through construction and long-term mortgage financing currently in place.

    Employment agreement:
    ---------------------

    During 2002, the Company's President/CEO resigned. Pursuant to the terms of the employment and settlement agreement, the Company closed on the sale of two AmeriHost Inn hotels to entities controlled by the previous President/CEO, and paid the previous President/CEO his regular salary through February 15, 2003, one year's base salary of $325,000, and fringe benefits for a one-year period. All related amounts were paid or accrued as of December 31, 2002.

    Legal matters:
    --------------

    The Company and certain of its subsidiaries are defendants in various litigation matters arising in the ordinary course of business. In the opinion of management, the ultimate resolution of all such litigation matters is not likely to have a material effect on the Company's financial condition, results of operation or liquidity.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

================================================================================


    13.  SUPPLEMENTAL CASH FLOW DATA:

    The following represents the supplemental schedule of noncash investing and financing activities for the years ended December 31:


                                                                     2002              2001              2000
                                                               -------------      -------------     --------------

         Sale of assets and franchising rights:
               Cost basis of assets sold                       $     294,173      $     192,357     $    8,200,961
               Accumulated depreciation at sale                     (168,742)           (46,227)        (1,172,929)
               Deferred assets                                          -                  -                83,747
               Deferred income                                      (352,507)        (1,030,468)          (402,090)
               Notes received, less $50,000 allowance                   -                  -              (300,000)
               Gain on sale                                          727,076          1,286,338          6,663,124
                                                               -------------      -------------     --------------
               Net cash proceeds                               $     500,000      $     402,000     $   13,072,813
                                                               =============      =============     ==============

         Liabilities assumed in connection with
           acquisition and consolidation of hotel
           partnership interests                               $   1,520,923      $   2,365,422     $         -
                                                               =============      =============     ===============

         Notes received in connection with the
           sale of hotels                                      $     450,000      $     300,000     $      250,000
                                                               =============      =============     ==============

         Deferred income adjustment to hotels acquired         $     347,989      $     511,943     $         -
                                                               =============      =============     ===============

         Exchange of note and interest receivable for
           partnership interest                                $   1,256,639      $        -        $         -
                                                               =============      =============     ===============

         Interest paid, net of interest capitalized            $   5,516,449      $   5,194,741     $    5,679,212
                                                               =============      =============     ==============


    14.  SALE OF AMERIHOST INN BRANDS AND FRANCHISING RIGHTS:

    Effective  September  30,  2000,  the  Company  completed  the  sale  of the
    AmeriHost  Inn  brands  and  franchising  rights  to  Cendant.  The  Company simultaneously  entered  into  franchise  agreements  with  Cendant  for its
    AmeriHost Inn hotels. The Company received an initial payment of approximately $5.5 million upon closing and recorded a gain from this payment, net of closing costs of approximately $5.2 million. In addition, the sale agreement provides for three installment payments to the Company of $400,000 each, payable on September 30, 2001, 2002 and 2003. These payments are included in gain on sale of assets in the accompanying consolidated financial statements when received. The agreement with Cendant also provides for additional incentives to the Company as the AmeriHost Inn hotel franchise system expanded. In conjunction with this transaction, the Company changed its name and began conducting business as Arlington Hospitality, Inc. in May 2001.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

================================================================================


    15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

    Selected quarterly financial data (in thousands, except per share amounts) for 2002 and 2001 is summarized below. The sum of the quarterly earnings
    (loss) per share amounts may not equal the annual earnings per share amounts due primarily to changes in the number of common shares and common share equivalents outstanding from quarter to quarter.


                                                              Three Months Ended
                                            ------------------------------------------------------    Year Ended
                                                3/31          6/30          9/30            12/31        12/31
                                            ----------     ----------     ---------     ----------   -----------
         2002:
           Total revenue                    $  17,938      $   20,643     $  18,390     $  19,560    $   76,531
           Operating income (loss)               (450)          1,992         2,101        (1,652)        1,992
           Gains on sale of assets and
             franchising rights                   327            -              400          -              727
           Net income (loss)                     (758)            234           746        (1,932)       (1,710)
           Net income (loss) per share:
             Basic                          $   (0.15)     $    0.05      $    0.15     $   (0.39)   $    (0.34)
             Diluted                        $   (0.15)     $    0.05      $    0.14     $   (0.39)   $    (0.34)

         2001:
           Total revenue                    $  19,461      $   16,963     $  22,556     $  18,174    $   77,153
           Operating income (loss)                (32)          1,379         3,746           454         5,547
           Gains on sale of assets                315             275           696           -             886
           Net income (loss)                     (620)            153         1,857          (635)          755
           Net income (loss) per share:
             Basic                          $   (0.12)     $    0.03      $    0.37     $   (0.13)   $     0.15
             Diluted                        $   (0.13)     $    0.03      $    0.35     $   (0.13)   $     0.13


    16.  NEW ACCOUNTING STANDARDS:

    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," and interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002, and are not expected to have a material effect on the Company's consolidated financial statements. As described in
    Note 4, the Company has guaranteed mortgage loan obligations on certain joint ventures in which the Company holds a minority ownership interest, to secure undertakings made by those joint ventures. The Company anticipates that no such contingent liability will be realized, and that the various guarantees will eventually expire. As such, the Company believes the aggregate fair value of all such guarantees is negligible.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

================================================================================


    16.  NEW ACCOUNTING STANDARDS (CONTINUED):

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). This Statement amends FASB Statement No. 123, "Accounting for Stock-based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 and the disclosure requirements of Statement No. 123 require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to these consolidated financial statements. The Company has not yet determined whether it will commence reporting the fair value of any options as a charge against earnings.

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," and interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests obtained in variable interest entities after January 31, 2003. For public companies like the Company, the interpretation is applied to the enterprise no later than the beginning of the first annual reporting period beginning after June 15, 2003. The application of this interpretation is not expected to have a material effect on the Company's consolidated financial statements. The interpretation requires certain disclosures in the consolidated financial statements issued after January 15, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the interpretation becomes effective.

    17.  SUBSEQUENT EVENTS:

    During 2003, the Company sold two AmeriHost Inn hotels for total net proceeds of approximately $6.5 million and has simultaneously paid off the related mortgage loans of approximately $4.2 million. In addition, an unconsolidated joint venture in which the Company is a minority owner, sold its AmeriHost Inn hotel.