Form 10-Q
period 2003-03-31
ARLINGTON HOSPITALITY INC
filed 2003-05-15
CIK 778423

================================================================================


                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


                  [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           For the quarterly period ended     MARCH 31, 2003
                                                          ----------------------

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   x    No
           -----     -----

Indicate by check mark whether the Registrant is an accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act).   Yes         No   x
                                                      -----      -----

As of May 15, 2003, 5,019,588 shares of the Registrant's Common Stock were outstanding.

================================================================================

                      ARLINGTON HOSPITALITY, INC.

                               FORM 10-Q

               FOR THE THREE MONTHS ENDED MARCH 31, 2003



                                 INDEX



                          PART I: Financial Information                   Page
                          -----------------------------                   ----

Item 1 - Financial Statements

    Consolidated Balance Sheets as of March 31, 2003
       and December 31, 2002                                                4

    Consolidated Statements of Operations for the Three Months
       Ended March 31, 2003 and 2002                                        6

    Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 2003 and 2002                                        7

    Notes to Consolidated Financial Statements                              9

Item 2 - Management's Discussion and Analysis of Financial Condition       16
    and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk        26

Item 4 - Controls and Procedures     26

                           PART II: Other Information
                           --------------------------

Item 6 - Exhibits and Reports on Form 8-K                                  27

Signatures                                                                 27

                     Part I: Financial Information

                     Item 1: Financial Statements




             ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
==================================================================================================================

                                                                              March 31,              December 31,
                                                                                2003                     2002
                                                                          ---------------          --------------
                          ASSETS                                             (UNAUDITED)

Current assets:
    Cash and cash equivalents                                             $     4,345,504          $    3,969,515
    Accounts receivable, less allowance of $150,000
       at March 31, 2003 and December 31, 2002 (including
       approximately $650,000 and $166,000 from related parties)                2,387,653               2,064,463
    Notes receivable, current portion                                             100,000                 100,000
    Prepaid expenses and other current assets                                     959,606                 975,432
    Refundable income taxes                                                     2,179,948               1,574,776
    Costs and estimated earnings in excess of billings on
       uncompleted contracts                                                      767,629               1,479,101
                                                                          ---------------          --------------

         Total current assets                                                  10,740,340              10,163,287
                                                                          ---------------          --------------

Investments in and advances to unconsolidated
    hotel joint ventures                                                        4,292,450               4,291,504
                                                                          ---------------          --------------


Property and equipment:
    Land                                                                       12,901,351              13,418,378
    Buildings                                                                  77,874,935              76,849,071
    Furniture, fixtures and equipment                                          26,715,199              26,553,701
    Construction in progress                                                    2,067,692               6,447,039
    Leasehold improvements                                                      2,760,906               2,760,906
                                                                          ---------------          --------------
                                                                              122,320,083             126,029,095

    Less accumulated depreciation and amortization                             27,361,713              26,417,755
                                                                          ---------------          --------------
                                                                               94,958,370              99,611,340
                                                                          ---------------          --------------

Notes receivable, less current portion                                            927,708                 782,083

Deferred income taxes                                                           2,428,000               2,427,000
                                                                          ---------------          --------------

Other assets, net of accumulated amortization of
    approximately $1,334,000 and $1,259,000                                     2,484,400               2,658,500
                                                                                5,840,108               5,867,583

                                                                          ---------------          --------------
                                                                          $   115,831,268          $  119,933,714
                                                                          ===============          ==============


                              (continued)





             ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
==================================================================================================================


                                                                              March 31,              December 31,
                                                                                2003                     2002
                                                                          ---------------          --------------
           LIABILITIES AND SHAREHOLDERS' EQUITY                              (UNAUDITED)

Current liabilities:
    Accounts payable                                                      $     2,928,478          $    3,965,028
    Bank line-of-credit                                                         5,980,000               6,384,287
    Accrued payroll and related expenses                                          871,916                 827,353
    Accrued real estate and other taxes                                         2,192,603               1,969,297
    Other accrued expenses and current liabilities                              1,651,431               1,974,350
    Current portion of long-term debt                                           5,243,995               4,038,301
                                                                          ---------------          --------------

         Total current liabilities                                             18,868,423              19,158,616
                                                                          ---------------          --------------


Long-term debt, net of current portion                                         69,352,642              72,203,688
                                                                          ---------------          --------------

Deferred income                                                                11,302,028              10,867,418
                                                                          ---------------          --------------

Commitments and contingencies

Minority interests                                                                294,313                 333,888
                                                                          ---------------          --------------


Shareholders' equity:
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                                      -                       -
    Common stock, $.005 par value; authorized 25,000,000 shares;
       issued and outstanding 5,019,588 shares at March 31,
       2003, and 4,962,817 shares at December 31, 2002                             25,098                  24,814
    Additional paid-in capital                                                 13,310,559              13,184,564
    Retained earnings                                                           3,115,080               4,597,601

                                                                          ---------------          --------------
                                                                               16,450,737              17,806,979
    Less:
         Stock subscriptions receivable                                          (436,875)               (436,875)

                                                                          ---------------          --------------
                                                                               16,013,862              17,370,104

                                                                          ---------------          --------------
                                                                          $   115,831,268          $  119,933,714
                                                                          ===============          ==============


            See notes to consolidated financial statements.



             ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MARCH 31,
                              (UNAUDITED)
==================================================================================================================

                                                                                2003                    2002
                                                                          ---------------          --------------
Revenue:
     Hotel operations:
         AmeriHost Inn hotels                                             $     8,332,009          $    9,159,927
         Other hotels                                                           1,890,968               2,256,553
     Development and construction                                               1,479,978               1,803,750
     Hotel sales and commissions                                                6,443,290               3,359,867
     Management services                                                          111,154                 233,937
     Employee leasing                                                             517,407                 852,361
     Incentive and royalty sharing                                                205,655                 109,564
     Office building rental                                                       177,228                 161,670
                                                                          ---------------          --------------
                                                                               19,157,689              17,937,629
                                                                          ---------------          --------------
Operating costs and expenses:
     Hotel operations:
         AmeriHost Inn hotels                                                   7,359,119               7,285,328
         Other hotels                                                           2,372,159               2,889,300
     Development and construction                                               1,604,727               1,997,567
     Hotel sales and commissions                                                5,240,817               2,030,948
     Management services                                                           88,633                 154,530
     Employee leasing                                                             506,122                 820,637
     Office building rental                                                         1,552                  16,823
                                                                          ---------------          --------------
                                                                               17,173,129              15,195,133

                                                                          ---------------          --------------
                                                                                1,984,560               2,742,496

     Depreciation and amortization                                              1,352,623               1,323,689
     Leasehold rents - hotels                                                   1,334,977               1,481,812
     Corporate general and administrative                                         455,331                 387,159
     Impairment provision                                                         100,000                    -

                                                                          ---------------          --------------
Operating loss                                                                 (1,258,371)               (450,164)

Other income (expense):
     Interest expense                                                          (1,294,969)             (1,423,674)
     Interest income                                                              119,959                 123,830
     Other income (expense)                                                        (2,270)                 60,010
     Equity in net income and (losses) from unconsolidated joint ventures         (74,446)                 86,968
     Gain on sale of assets                                                          -                    327,076

                                                                          ---------------          --------------
Loss before minority interests and income taxes                                (2,510,097)             (1,275,954)

Minority interests in operations of consolidated
    subsidiaries and partnerships                                                  39,576                  13,203

                                                                          ---------------          --------------
Loss before income tax                                                         (2,470,521)             (1,262,751)

Income tax benefit                                                                988,000                 505,000

                                                                          ---------------          --------------
Net loss                                                                  $    (1,482,521)         $     (757,751)
                                                                          ===============          ==============

Net loss per share:
     Basic                                                                $         (0.30)         $        (0.15)
                                                                          ===============          ==============
     Diluted                                                              $         (0.30)         $        (0.15)
                                                                          ===============          ==============

            See notes to consolidated financial statements.



             ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31,
                              (UNAUDITED)
===================================================================================================================

                                                                                2003                     2002
                                                                          ---------------          --------------

Cash flows from operating activities:

     Cash received from customers                                         $    20,313,497          $   18,672,124
     Cash paid to suppliers and employees                                     (15,093,781)            (14,801,544)
     Interest received                                                            106,502                 225,545
     Interest paid                                                             (1,300,742)             (1,446,687)
     Income taxes received (paid)                                                 381,828                (118,999)

                                                                          ---------------          --------------
Net cash provided by operating activities                                       4,407,304               2,530,439
                                                                          ---------------          --------------

Cash flows from investing activities:

     Distributions, and collections on advances,
         from unconsolidated joint ventures                                       285,980                 165,228
     Purchase of property and equipment                                        (1,796,169)             (2,370,365)
     Purchase of investments in, and advances
         to, unconsolidated joint ventures                                       (325,740)               (979,212)
     (Issuance) collections on notes receivable                                  (145,625)                  6,721
     Proceeds from sale of assets                                                    -                     (6,700)

                                                                          ---------------          --------------
Net cash used in investing activities                                          (1,981,554)             (3,184,328)
                                                                          ---------------          --------------

Cash flows from financing activities:

     Proceeds from issuance of long-term debt                                   3,070,961               1,741,110
     Principal payments on long-term debt                                      (4,716,314)             (2,365,158)
     Net (repayment) borrowings on the line of credit                            (404,287)               (337,415)
     Distributions to minority interest                                              -                   (112,819)
     Repurchase of common stock                                                      (121)                   -

                                                                          ---------------          --------------
Net cash used in financing activities                                          (2,049,761)             (1,074,282)

                                                                          ---------------          --------------
Net increase (decrease) in cash                                                   375,989              (1,728,171)

Cash and cash equivalents, beginning of period                                  3,969,515               4,748,156

                                                                          ---------------          --------------
Cash and cash equivalents, end of period                                  $     4,345,504          $    3,019,985
                                                                          ===============          ==============

                              (continued)




             ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31,
                              (UNAUDITED)
==================================================================================================================

                                                                                2003                     2002
                                                                          ---------------          --------------

Reconciliation  of  net  loss  to  net  cash   provided  by  operating
     activities:

Net loss                                                                  $    (1,482,521)         $     (757,752)

Adjustments to reconcile net loss to net cash provided by operating activities:

     Depreciation and amortization                                              1,352,623               1,323,689
     Equity in net (income) loss and interest income from unconsolidated
         joint ventures and amortization of deferred income                        33,524                 (86,968)
     Minority interests in net income of consolidated subsidiaries
         and partnerships                                                         (39,576)                (13,203)
     Amortization of deferred gain                                               (314,167)               (254,390)
     Deferred income taxes                                                         (1,000)                198,000
     Issuance of common stock and options                                         126,400
     Gain on sale of fixed assets                                                    -                   (327,076)
     Proceeds from sale of hotels                                               6,443,290               2,915,630
     Income from sale of hotels                                                (1,202,473)               (884,682)
     Provision for impairment                                                     100,000                    -

     Changes in assets and liabilities, net of effects of acquisition:

         (Increase) decrease in accounts receivable                              (309,733)                224,460
         Decrease in prepaid expenses and
           other current assets                                                     2,369                 550,868
         Increase in refundable income taxes                                     (605,172)               (821,999)
         Decrease (increase) in costs and estimated earnings
           in excess of billings                                                  711,472                (253,317)
         (Increase) decrease in other assets                                      (70,201)                 58,056

         (Decrease) increase in accounts payable                               (1,036,550)                199,237
         (Decrease) increase in accrued payroll and other accrued
           expenses and current liabilities                                       (49,277)                239,743
         Decrease in accrued interest                                              (5,773)                (23,013)
         Increase in deferred income                                              754,069                 243,156

                                                                          ---------------          --------------
Net cash provided by operating activities                                 $     4,407,304          $    2,530,439
                                                                          ===============          ==============


                 See notes to consolidated financial statements.


             ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003

================================================================================

1.    BASIS OF PREPARATION:
      ---------------------

      The financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Arlington Hospitality, Inc. and subsidiaries as of March 31, 2003 and December 31, 2002, and the results of its operations and cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2002 Annual Report on Form 10-K. Certain reclassifications have been made to the 2002 financial statements in order to conform with the 2003 presentation.

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

      The Company's critical accounting policies are described in its 2002 Form 10-K.

4.    EARNINGS (LOSS) PER SHARE:
      --------------------------

      Basic  earnings  per share  ("EPS") is  calculated  by dividing the income
      (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS gives effect to all dilutive common stock equivalents outstanding for the period. The Company excluded the dilutive effect of stock options for both periods presented below, and excluded the impact of convertible partnership interests for the three month period ending March 31, 2003 since they had an anti-dilutive effect on the EPS computations. The calculations of basic and diluted earnings (loss) per share are as follows:


                                                                            Three Months Ended March 31,
                                                                       ---------------------------------------
                                                                             2003                  2002
                                                                       -----------------     ----------------

      Net loss                                                         $      (1,482,521)    $       (757,752)
      Impact of convertible partnership interests                                   -                 (27,023)
                                                                       -----------------     ----------------
                                                                       $      (1,482,521)    $       (784,775)
                                                                       =================     ================

      Weighted average common shares outstanding                               5,005,395            4,958,081
         Dilutive effect of convertible partnership interests                       -                 168,100
                                                                       -----------------     ----------------
      Dilutive common shares outstanding                                       5,005,395            5,126,181
                                                                       =================     ================

      Net loss per share - Basic                                       $          (0.30)     $         (0.15)
                                                                       =================     ================
      Net loss per share - Diluted                                     $          (0.30)     $         (0.15)
                                                                       =================     ================


             ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003

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

      The income tax benefit for the three months ended March 31, 2003 and 2002, was based on the Company's estimate of the effective tax rate expected to be applicable for the full year. The Company expects the effective tax rate to approximate the Federal and state statutory rates.

6.    HOTEL LEASES:
      -------------

      The Company leases 24 hotels as of March 31, 2003, including 22 hotels leased from a REIT (Note 9), the operations of which are included in the Company's consolidated financial statements. All of these leases are triple net and provide for monthly base rent payments ranging from $14,000 to $27,000. The leases expire through March 2014.

      The two leases, other than the REIT leases, each provide for an option to purchase the hotel. The purchase prices are based upon a fixed amount approximating the fair value at the lease commencement, subject to increases in the CPI index. The purchase option price for one of these hotels was $4,000,000 and $3,030,000 for the other hotel, or an aggregate of $7,030,000 as of March 31, 2003. One of these leases with the purchase option price of $3,030,000 expires August 31, 2003, and the Company does not intend to exercise its purchase option.

7.    LIMITED PARTNERSHIP GUARANTEED DISTRIBUTIONS:
      ---------------------------------------------

      The Company is the general partner in one partnership where the Company has guaranteed minimum annual distributions to the limited partners, including a Director of the Company, in the amount of 10% of their original capital contributions. On September 18, 2000, in connection with the approval of all joint venture partners regarding the sale of the AmeriHost Inn brand and franchising rights, the Company finalized the terms of an agreement to issue 125,000 new stock options to the partners, including this same Director, in three existing joint ventures, canceling 60,000 existing stock options held by these partners, and to purchase their remaining ownership interests in these three joint ventures at specified prices. One of these acquisitions was completed in 2001, and one was completed during the second quarter of 2002 using approximately $800,000. The final acquisition for approximately $830,000 is scheduled to be completed before August 31, 2003.

             ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003

================================================================================

8.    INVESTMENTS:
      ------------

      The Company, through wholly-owned subsidiaries, is a general partner or managing member in 15 joint ventures as of March 31, 2003. As such, the Company's subsidiaries are secondarily liable for the obligations and liabilities of these joint ventures. As of March 31, 2003, these joint ventures had $25.7 million outstanding under mortgage loan agreements. Approximately $4.3 million of this amount has been included in the Company's consolidated financial statements as of March 31, 2003, since it is from joint ventures in which the Company has a majority or controlling ownership interest, leaving approximately $21.4 million in off-balance sheet mortgage debt with unconsolidated joint ventures. If the Company subsequently obtains a majority or controlling ownership interest in a joint venture, the joint venture's debt will be included in the Company's consolidated financial statements. Of this $21.4 million of financing, the Company also has provided approximately $11.7 million in guarantees to the lenders. Other partners have also guaranteed portions of these financings. One unconsolidated joint venture mortgage loan in the amount of approximately $1.7 million at March 31, 2003, which is one of the loans guaranteed by the Company, matures in 2003. The Company expects the joint venture to sell this hotel, extend the loan, or refinance the loan prior to its maturity. The remaining joint venture mortgage loans mature after 2004.

9.    SALE/LEASEBACK OF HOTELS:
      -------------------------

      In 1998 and 1999, the Company completed the sale of 30 AmeriHost Inn hotels to a Real Estate Investment Trust ("REIT") for $73 million. Upon the sales to the REIT, the Company entered into agreements to lease back the hotels for an initial term of ten years, with two five year renewal options. The lease payments are fixed at 10% of the sale price for the first three years. Thereafter, the lease payments are subject to a CPI increase with a 2% annual maximum. The Company has deferred the gain on the sale of these hotels pursuant to sale/leaseback accounting. The deferred gain is being recognized on a straight-line basis over the remaining term of the lease, as extended, as a reduction of leasehold rent expense. As of March 31, 2003, the aggregate remaining unamortized deferred gain was approximately $7.2 million.

      In January 2001, the Company amended the master lease with the REIT to provide for the sale of eight hotels by the lessor under specified terms, and to extend the initial lease term by five years. The amendment provides for four increases in rent payments of 0.25% each, if these eight hotels are not sold to an unrelated third party or to the Company by the dates specified. As of March 31, 2003, the first two scheduled rent increases were not effective due to the sale of hotels by the REIT, however the Company is obligated to either facilitate the sale to a third party, or purchase from the REIT, one hotel prior to June 5, 2003, or the third 0.25% rent increase becomes effective. The Company intends to purchase this hotel using cash of approximately $556,000 and mortgage financing already committed by the REIT of approximately $1.7 million. However, the Company is currently negotiating an extension of this purchase obligation. There can be no assurance that such an extension will be obtained.

      The REIT sold one of its hotels to an unrelated third party during the three months ended March 31, 2002. Consequently, the Company terminated the lease with the REIT for this hotel and recognized a commission from the sale of this hotel, which is classified as hotel sales and commissions in the accompanying consolidated financial statements. The unamortized deferred gain related to the initial sale of this hotel was recognized upon termination of the respective lease.

             ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003

================================================================================

10.   BUSINESS SEGMENTS:
      ------------------

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

      Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, operating income, identifiable assets, capital expenditures and depreciation and amortization for each business segment, as of and for the three months ended March 31, 2003 and 2002, which is the information utilized by the Company's decision makers in managing the business:



         Revenues                                             2003               2002
         --------                                         ------------       -------------

                Hotel operations                          $ 10,222,977       $  11,416,480
                Hotel development and construction           1,479,978           1,803,750
                Hotel sales and commissions                  6,443,290           3,359,867
                Hotel management                               111,154             233,937
                Employee leasing                               517,407             852,361
                Incentive and royalty sharing                  205,655             109,564
                Office building rental                         177,228             161,670
                                                          ------------       -------------
                                                          $ 19,157,689       $  17,937,629

         Operating costs and expenses
         ----------------------------

                Hotel operations                          $  9,731,277       $  10,174,628
                Hotel development and construction           1,604,727           1,997,567
                Hotel sales and commissions                  5,240,817           2,030,948
                Hotel management                                88,633             154,530
                Employee leasing                               506,122             820,637
                Office building rental                           1,552              16,823
                                                          ------------       -------------
                                                          $ 17,173,128       $  15,195,133

         Operating income (loss)
         -----------------------

                Hotel operations                          $ (2,207,989)      $  (1,491,030)
                Hotel development and construction            (125,864)           (195,465)
                Hotel sales and commissions                  1,202,473           1,328,919
                Hotel management                                10,795              65,897
                Employee leasing                                10,716              31,109
                Incentive and royalty sharing                  205,655             109,564
                Office building rental                         135,120             108,281
                Corporate                                     (489,277)           (407,440)
                                                          ------------       -------------
                                                          $ (1,258,371)      $    (450,165)
                                                          ============       =============




             ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003

================================================================================

10.   BUSINESS SEGMENTS (CONTINUED):
      ------------------------------

         Identifiable assets                                  2003               2002
         -------------------                              ------------       -------------

                Hotel operations                          $100,950,155       $  95,797,932
                Hotel development and construction           2,140,883           1,875,134
                Hotel sales and commissions                        -                  -
                Hotel management                               645,956             188,047
                Employee leasing                               515,243              92,953
                Office building rental                       6,461,708           6,644,703
                Corporate                                    5,117,323           8,491,317
                                                          ------------       -------------
                                                          $115,831,268       $ 113,090,086
                                                          ============       =============

         Capital expenditures
         --------------------

                Hotel operations                          $  1,772,762       $   2,146,155
                Hotel development and construction              15,218                -
                Hotel sales and commissions                       -                   -
                Hotel management                                 6,658               3,308
                Employee leasing                                  -                   -
                Office building rental                             799             220,902
                Corporate                                          732                -
                                                          ------------       -------------
                                                          $  1,796,169       $   2,370,365
                                                          ============       =============

         Depreciation/Amortization
         -------------------------

                Hotel operations                          $  1,264,712       $   1,251,070
                Hotel development and construction               1,114               1,648
                Hotel sales and commissions                       -                   -
                Hotel management                                11,727              13,510
                Employee leasing                                   569                 614
                Office building rental                          40,556              36,566
                Corporate                                       33,945              20,281
                                                          ------------       -------------
                                                          $  1,352,623       $   1,323,689
                                                          ============       =============


11.   BANK LINE OF CREDIT:
      --------------------

      The Company had $5,980,000 and $6,384,287 outstanding on its bank operating line-of-credit at March 31, 2003 and December 31, 2002, respectively. The operating line-of-credit is collateralized by substantially all the assets of the Company, subject to first mortgages from other lenders on hotel assets, bears interest at a rate based on either the prime rate or LIBOR as chosen quarterly by the Company, plus a spread adjusted quarterly based on the Company's leverage ratio, ranging from zero to 0.5% (if prime based) or 3.0% (if LIBOR based), with a minimum rate of 5.5% per annum (effective rate as of March 31, 2003), and was scheduled to mature April 30, 2003. Prior to maturity, the Company renewed the line-of-credit agreement until April 30, 2004. The renewed line-of-credit facility provides for a maximum amount available of $6.5 million with interest payable monthly at the rate of prime plus 2.5% per annum (with a floor of 6.75%). The maximum commitment under the line-of-credit will be reduced to $6.0 million on September 29, 2003, and to $5.5 million on February 27, 2004. The Company will also be required to maintain certain financial covenants, including minimum net income, minimum tangible net worth, a maximum leverage ratio and a minimum debt service coverage ratio.

             ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003

================================================================================


12.   LONG-TERM DEBT:
      ---------------

      Approximately $5.2 million is classified as current portion of long-term debt, including two mortgages in the amount of approximately $2.8 million which are due within the next twelve months. The Company expects these loans to be repaid through the sale of the hotels or refinanced prior to maturity. The Company is currently negotiating to sell one of these hotels with an outstanding mortgage balance of $1.1 million as of March 31, 2003. The remaining mortgage bears interest at the floating rate of prime minus 0.25% per annum. If necessary, the Company believes it can refinance this mortgage at a similar interest rate.

      The Company has secured a $20 million construction line of credit facility, which provides for both construction financing as well as long-term mortgage financing. The Company utilizes this facility primarily for the construction of wholly-owned AmeriHost Inn properties, as approved by the lender on a project-by-project basis. As of March 31, 2003, approximately $9.1 million has been utilized for four hotel projects, which is, or will be, converted to long-term financing. The Company has until May 31, 2003, to utilize this facility for new construction projects and is currently negotiating the renewal of this facility. Any new hotel projects with the financing committed under this facility prior to its expiration will automatically convert to the long-term financing when construction is completed.

      Certain of the Company's hotel mortgage notes and the Company's office building mortgage note contain financial covenants, principally minimum net worth requirements, debt to equity ratios, and minimum debt service coverage ratios. These financial covenants are typically measured annually, based upon the Company's fiscal year end. The Company is not aware of any covenant violations as of March 31, 2003.

13.   SUPPLEMENTAL CASH FLOW DATA:
      ----------------------------

      The following represents the supplemental schedule of noncash investing and financing activities for the years ended March 31:

                                                         2003          2002
                                                      -----------    -----------

         Notes received in connection with the
           sale of hotels                             $   150,000    $     -
                                                      -----------    -----------

         Interest paid, net of interest capitalized   $ 1,300,742    $ 1,446,687
                                                      -----------    -----------

14.   SALE OF HOTELS:
      ---------------

      The Company sold two wholly owned AmeriHost Inn hotels during the three months ended March 31, 2003. Net cash proceeds from the sale of these hotels was approximately $6.4 million, which has been included in hotel sales and commission revenue in the accompanying consolidated financial statements. The net book value of these hotels at the time of their sales was approximately $5.2 million, resulting in operating income from the sale of these hotels of approximately $1.2 million. In addition, approximately $4.1 in mortgage debt was paid off with proceeds from the sale of these hotels. In addition, a joint venture in which the Company has a minority ownership interest sold its hotel asset during the first quarter of 2003. The Company accounts for this joint venture by the equity method and has included its share of the gain from this sale in equity in net income and (losses) of unconsolidated joint ventures in the accompanying consolidated financial statements.

             ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003

================================================================================

14.   SALE OF HOTELS (CONTINUED):
      ---------------------------

      Consistent with the 8-K filing dated March 18, 2003, the Company is exploring a strategy of selling its non-AmeriHost Inn brand hotels along with 25-35 AmeriHost Inn hotels. The Company has selected a national hotel broker and is negotiating a written agreement for the broker to represent the Company in the implementation of this strategy. Management has begun to perform extensive financial and market analysis with the assistance of the national broker, and, in certain cases, an outside consultant to identify the AmeriHost Inn hotels to be marketed for sale. In addition, in determining which hotels are to be marketed for sale, management will be evaluating the impact on the Company's cash flow, operations and financial position post sale, including any impact under Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The results of this hotel analysis and of an evaluation of the long-term effect on the Company may have a significant affect on the quantity and timing of the hotels to be sold. If implemented, the Company expects this strategy will reduce debt and generate cash to pursue development and other strategic objectives as well as increase the economic benefits of the Company's transaction with Cendant. However, there can be no assurances that any sales will be consummated or, if consummated, when and on what terms. The Company expects to determine the feasibility and means to best implement its strategy and identify which hotels to initially market for sale in the next sixty days.

15.   INCENTIVE AND ROYALTY FEES:
      ---------------------------

      The franchisor of the AmeriHost Inn brand, a Cendant Corporation related company ("Cendant"), has agreed to pay the Company a development incentive fee every time the Company sells one of its existing AmeriHost Inn hotels to a buyer who executes an AmeriHost Inn franchise agreement with Cendant. In addition, this fee also will be paid to the Company for new hotels that the Company develops which are then sold to a buyer who executes a franchise agreement with Cendant. This fee applies to the first 370 hotels sold by the Company during the 15-year term of the agreement. To date, the Company has collected the fee on 19 hotels. Since the potential for reimbursement exists, from future fees earned, in the event the buyer defaults on the franchise agreement, within the first 76 months, these fees are deferred when received, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The deferred fees are amortized as incentive and royalty sharing segment revenue in the accompanying consolidated financial statements on a straight-line basis over the 76-month period, as the contingencies on the revenues are removed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

GENERAL

The Company is engaged in the development and sale of AmeriHost Inn hotels, and the ownership, operation and management of AmeriHost Inn hotels and other mid-price hotels. As of March 31, 2003, the Company had 61 AmeriHost Inn hotels open, of which 52 were wholly-owned or leased, one was majority-owned, and eight were minority-owned. During the past 12 months, the Company built and opened three AmeriHost Inn hotels in which the Company has an ownership interest and completed construction of one AmeriHost Inn hotel which was built for an unaffiliated third party. As of March 31, 2003, one wholly-owned AmeriHost Inn hotel and one hotel in which the Company has a non-controlling minority ownership interest were under construction. Same room revenues for all AmeriHost Inn hotels owned and operated by the Company, including unconsolidated minority-owned hotels, decreased approximately 1.4% during the first quarter of 2003, compared to the first quarter of 2002, attributable to a 0.4% decrease in occupancy and by a decrease of $0.56 in average daily rate. These results relate to the 60 AmeriHost Inn hotels that have been operating for at least 13 full months during the three months ended March 31, 2003.

The table below sets forth information regarding the Company's hotels at March 31, 2003.


                                                           Open                 Under
                                                          Hotels            Construction            Total
                                                     ---------------      ----------------      ---------------
                                                     Hotels    Rooms      Hotels     Rooms      Hotels   Rooms
                                                     ------    -----      ------     -----      ------   -----
         Consolidated (1):
             AmeriHost Inn hotels                         53    3,398          1        84         54    3,482
             Other brands                                  8    1,045         -         -           8    1,045
                                                      ------    -----     ------     -----      ------   -----
                                                          61    4,443          1        84         62    4,527
                                                      ------    -----     ------     -----      ------   -----
         Unconsolidated:
             AmeriHost Inn hotels                          8      538          1        96          9      634
             Other brands                                  2      228         -         -           2      228
                                                      ------    -----     ------     -----      ------   -----
                                                          10      766          1        96         11      862
                                                      ------    -----     ------     -----      ------   -----

         Totals:
             AmeriHost Inn hotels                         61    3,936          2       180         63    4,116
             Other brands                                 10    1,273         -         -          10    1,273
                                                      ------    -----     ------     -----      ------   -----
                                                          71    5,209          2       180         73    5,389
                                                      ======    =====     ======     =====      ======   =====

    (1) Consolidated hotels are those in which the Company has a 100% or controlling ownership interest or a leasehold interest.


Revenues from hotel operations consist of the revenues from all consolidated hotels. Consolidated hotels are those hotels in which the Company has a 100% or controlling ownership or leasehold interest, and are consolidated in the Company's financial statements. Unconsolidated hotels are those hotels in which the Company has a minority or non-controlling ownership or leasehold interest, and are accounted for by the equity method. Non-core hotels are those hotels operated as independent of a franchise affiliation (one hotel as of March 31,
2003), or under a national franchise affiliation other than the AmeriHost Inn brand, such as Days Inn, Ramada Inn, and Howard Johnson Express (nine hotels as of March 31, 2003). Development and construction revenues consist of fees for new construction and renovation activities performed by the Company for unconsolidated hotels and unrelated third parties. The Company records commissions and revenue from the sale of its consolidated AmeriHost Inn hotels, based upon the net sale price, as these sales are considered part of the Company's strategy of building and selling hotels, and therefore expanding the AmeriHost Inn brand. The Company receives revenue from management and employee leasing services provided to unconsolidated hotels and unrelated third parties. Incentive and royalty sharing fees consist of the amortization of one-time development incentive fees received upon the sale of an AmeriHost Inn hotel to a third party who enters into an AmeriHost Inn franchise agreement, and the Company's portion of the franchise royalty fees paid by all AmeriHost Inn hotels to Cendant Corporation ("Cendant"), the franchisor and owner of the AmeriHost Inn brand. Finally, the Company also owns the office building in which its headquarters is located, and receives revenues as landlord from the third-party tenants in the building.

Total revenues increased 6.8% to $19.2 million during the first quarter of 2003, from $17.9 million during the first quarter of 2002, due primarily to the increase from hotel sales and commissions, offset by the decrease in hotel operations, hotel development, hotel management and employee leasing. Revenues from consolidated AmeriHost Inn hotels decreased 9.0% to $8.3 million during the first quarter of 2003, from revenues of $9.2 million during the first quarter of 2002, due primarily to the sale of seven consolidated AmeriHost Inn hotels to franchisees during the past 15 months. As of March 31, 2003, there were 53 consolidated AmeriHost Inn hotels versus 55 consolidated AmeriHost Inn hotels at March 31, 2002. Revenues from the development segment decreased to $1.5 million during the first quarter of 2003, from $1.8 million during the first quarter of 2002, due to the decrease in hotel development activity for unconsolidated minority owned entities and third parties. Revenues from hotel sales and commissions increased 91.8% to $6.4 million during the first quarter of 2003, from $3.4 million during the first quarter of 2002, as a result of the sale of two wholly-owned AmeriHost Inn hotels during the first three months of 2003, versus the sale of one wholly-owned AmeriHost Inn hotel during the first three months of 2002. The Company also received a commission from the sale of one leased hotel during the first quarter of 2002. Revenues from hotel management and employee leasing segments decreased by 42.1% in total during the first quarter of 2003, due primarily to the sale or termination of hotels under management contracts. Revenues from consolidated non-AmeriHost Inn hotels decreased 16.2% during the first quarter of 2003, compared to the first quarter of 2002, as a result primarily of the 1.6% decrease in same room revenue and the elimination of food and beverage operations at two hotels. The Company recorded a net loss of ($1.5) million during the first quarter of 2003, or ($0.30) per diluted share, compared to a net loss of ($757,751) or ($0.15) per diluted share during the first quarter of 2002.

On September 30, 2000, the Company sold the AmeriHost Inn brands and franchising rights to Cendant. The agreement with Cendant provides for both short-term and long-term incentives to the Company as the AmeriHost Inn brands are expanded, including (i) for the 25-year term of the agreement, favorable royalty payment terms on any AmeriHost Inn hotels owned/leased and operated by the Company, including hotels owned through joint ventures with prior approval from Cendant,
(ii) for the 25-year term of the agreement, the sharing of royalties received by Cendant from all AmeriHost Inn hotels in the franchise system (excluding those owned/leased and operated by the Company), and (iii) for the 15-year term of the agreement, a hotel development incentive fee each time an AmeriHost Inn hotel owned/leased and operated by the Company is sold to an operator who becomes a Cendant franchisee. The Company received $698,000 in development incentive fees during the first quarter of 2003 which were deferred and are being amortized over a 76-month period. Revenues from development incentive and royalty sharing fees, including the amortization of deferred development incentive fees, increased 87.7% to approximately $206,000 during the first quarter of 2003 compared to $110,000 during the first quarter of 2002.

Excluding hotels under construction, the Company had an ownership interest in 71 hotels at March 31, 2003, versus 76 hotels at March 31, 2002. Total consolidated hotels decreased to 61 hotels at March 31, 2003, versus 63 hotels at March 31, 2002. The increased ownership from the development of AmeriHost Inn hotels for the Company's own account and for joint ventures in which the Company has a non-controlling minority ownership interest, and the acquisition of a non-controlling ownership in a non-core hotel, was more than offset by the sale of AmeriHost Inn hotels to Cendant franchisees and the sale of one non-AmeriHost Inn hotel.

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

CRITICAL ACCOUNTING POLICIES

The Company's critical accounting policies are described in its 2002 Form 10-K.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

Revenues increased 6.8% to $19.2 million during the three months ended March 31, 2003, from $17.9 million during the three months ended March 31, 2002. An increase in the revenues from the sale of consolidated AmeriHost Inn hotels was partially offset by a decrease in revenues from hotel operations, hotel development, hotel management, and employee leasing activities.

Hotel operations revenue decreased 10.5% to $10.2 million during the three months ended March 31, 2003, from $11.4 million during the three months ended March 31, 2002. Revenues from consolidated AmeriHost Inn hotels decreased 9.0% to $8.3 million during the three months ended March 31, 2003, from $9.2 million during the three months ended March 31, 2002. These decreases were attributable primarily to the sale of five consolidated AmeriHost Inn hotels to franchisees during the twelve months ended March 31, 2003, partially offset by the opening of two newly constructed AmeriHost Inn hotels, and the acquisition of one AmeriHost Inn hotel from an existing joint venture during this same period. Same room revenues for the consolidated AmeriHost Inn hotels decreased 2.1%. Revenue from consolidated other brand hotels decreased 16.2% during the three-month period, due primarily to the 1.6% decrease in same room revenue and the elimination of food and beverage operations at two hotels. The hotel operations segment included the operations of 61 consolidated hotels (including 53 AmeriHost Inn hotels) comprising 4,443 rooms at March 31, 2003, compared to 63 consolidated hotels (including 55 AmeriHost Inn hotels) comprising 4,595 rooms at March 31, 2002. The Company typically builds new hotels in growing markets where it anticipates a certain level of additional hotel development. The Company has experienced an increase in competition in certain markets, primarily from newly constructed hotels. As a result, there is increased downward pressure on occupancy levels and average daily rates in certain markets. The Company believes that as the number of AmeriHost Inn hotels increases, the greater the benefits will be at all locations from marketplace recognition and repeat business. As the revenue from AmeriHost Inn hotels not operated by the Company increases, the Company's royalty sharing stream from Cendant is also enhanced. The Company does not anticipate a significant improvement in the operations of several of its non-core hotels, and intends to sell these assets when the terms are considered appropriate. See "Liquidity and Capital Resources" below regarding the Company's evaluation of a strategic plan to sell hotel assets.

Hotel development revenue decreased to $1.5 million during the three months ended March 31, 2003, from $1.8 million during the three months ended March 31, 2002. Hotel development revenues are directly related to the number of hotels being developed and constructed for minority-owned entities or unrelated third parties. The Company was constructing one hotel for a minority-owned entity during the first quarter of 2003, compared to one hotel for a minority-owned entity and another hotel for a third party during the three months ended March 31, 2002. However, the Company had several additional projects in various stages of pre-construction development during both three-month periods.

The Company recorded $6.4 million in hotel sales and commission revenue in connection with the sale of AmeriHost Inn hotels during the first quarter of 2003, compared to $3.4 million during the first quarter of 2002. The Company closed on the sale of two wholly-owned AmeriHost Inn hotels during the first quarter of 2003, compared to the sale of one wholly-owned AmeriHost Inn hotel and the sale of one leased AmeriHost Inn hotel by the REIT during the first quarter of 2002. The Company intends to continue to build and sell AmeriHost Inn hotels in order to maximize the value inherent in the Cendant transaction while enhancing net income and cash flow.

Hotel management revenue decreased 52.5% to $111,154 during the three months ended March 31, 2003, from $233,937 during the three months ended March 31, 2002. The number of hotels managed for third parties and minority-owned entities decreased from 13 hotels, representing 963 rooms, at March 31, 2002, to seven hotels, representing 554 rooms, at March 31, 2003. The decrease included the elimination of management fees from a minority-owned hotel upon its acquisition and consolidation during the second quarter of 2002, and the sale of three unconsolidated joint ventures during the twelve months ended March 31, 2003.

Employee leasing revenue decreased 39.3% to $517,407 during the three months ended March 31, 2003, from $852,361 during the three months ended March 31, 2002, due primarily to the reduction in hotels managed for minority-owned entities and unrelated third parties as described above.

Development incentive and royalty sharing revenue increased to approximately $206,000 during the three months ended March 31, 2003, compared to approximately $110,000 during the three months ended March 31, 2002, as a result of the Company's sale of additional AmeriHost Inn hotels and the increase in the number of non-Company owned AmeriHost Inn hotels franchised with Cendant. The Company received $698,000 during the three months ended March 31, 2003, and $237,000 during the three months ended March 31, 2002, in development incentive fees from the sale of AmeriHost Inn hotels, with approximately $141,000 and $77,000 recognized during the three months ended March 31, 2003 and 2002, respectively, from the amortization of this deferred income. In addition, the Company recorded approximately $65,000 and $33,000 in royalty sharing fees during the three months ended March 31, 2003 and 2002, respectively.

Office building rental and other revenue, consisting primarily of leasing activities from the Company's office building in 2003 and 2002, increased to approximately $177,000 during the three months ended March 31, 2003, from approximately $162,000 during the three months ended March 31, 2002. On October 1, 2001, the Company purchased the office building in which its headquarters is located. The building contained approximately 50,000 rentable square feet when acquired, and has been subsequently increased to approximately 56,000 rentable square feet through various building improvements. The Company occupies approximately 19,000 square feet. Nearly all of the remaining space is leased to unrelated third parties pursuant to long-term leases.

Total operating costs and expenses increased 13.0% to $17.2 million during the three months ended March 31, 2003, from $15.2 million during the three months ended March 31, 2002, or 89.6% and 84.7% of total revenues during the three months ended March 31, 2003 and 2002, respectively. Operating costs and expenses in the hotel operations segment decreased 4.4% to $9.7 million from $10.2 million during the three months ended March 31, 2003 and 2002, respectively. A decrease in operating costs associated with the fewer number of AmeriHost Inn hotels included in this segment (53 hotels at March 31, 2003 versus 55 hotels at March 31, 2002), was partially offset by increases in operating costs. Total hotel operating costs and expenses as a percentage of segment revenue increased to 95.2% during the three months ended March 31, 2003, from 89.1% during the three months ended March 31, 2002. Operating costs and expenses as a percentage of revenues from the consolidated AmeriHost Inn hotels increased to 88.3% during the three months ended March 31, 2003, from 79.5% during the three months ended March 31, 2002. Operating costs and expenses as a percentage of revenues from the other consolidated hotels decreased to 125.4% during the three months ended March 31, 2003, from 128.0% during the three months ended March 31, 2002. The increases in cost as a percentage of revenue were due primarily to significant increases in several hotel operating costs including energy and insurance.

Operating costs and expenses for the hotel development segment decreased 19.7% to $1.6 million during the three months ended March 31, 2003 from $2.0 million during the three months ended March 31, 2002, consistent with the decrease in hotel development revenues for the three months ended March 31, 2003. Operating costs and expenses in the hotel development segment as a percentage of segment revenue decreased during the three months ended March 31, 2003, due to the decrease in hotel construction activity and the preconstruction development activity from one hotel project during the first quarter of 2003.

Hotel management segment operating costs and expenses decreased 42.6% to $88,633 during the three months ended March 31, 2003, from $154,530 during the three months ended March 31, 2002. This decrease was due to the decrease in the number of hotels managed for unconsolidated minority-owned hotels and unaffiliated third parties. Employee leasing operating costs and expenses decreased 38.3% to $506,122 during the three months ended March 31, 2003, from $820,637 during the three months ended March 31, 2002, which is consistent with the 39.3% decrease in segment revenue for the three months ended March 31, 2003.

Office building rental and other operating costs and expenses consisted primarily of expenses related to the management of the Company's office building in 2003 and 2002. Certain of the office building costs have been allocated to the Company's other operating segments. Office building rental and other operating expenses were $1,552 during the three months ended March 31, 2003, and $16,823 during the three months ended March 31, 2002.

On October 1, 2001, the Company purchased the office building in which its headquarters is located and assumed the landlord duties for the other tenants.

Depreciation and amortization expense increased 2.2% to $1.4 million during the three months ended March 31, 2003, from $ 1.3 million during the three months ended March 31, 2002. The increase attributable to the acquisition of the office building, the opening of newly constructed hotels, and the acquisition or consolidation of existing hotels was partially offset by the sale of hotels during the last twelve months.

Leasehold rents - hotels decreased 9.9% to approximately $1.3 million during the three months ended March 31, 2003, from $1.5 million during the three months ended March 31, 2002. This decrease was due primarily to the sale of one leased AmeriHost Inn hotel during the first three months of 2002, and the exercise of lease purchase options on two hotels during 2002.

Corporate general and administrative expense increased 17.6% to $455,331 during the three months ended March 31, 2003, from $387,159 during the three months ended March 31, 2002, which can be attributed primarily to an increase in professional fees.

The Company had an operating loss of ($1.3) million during the three months ended March 31, 2003, compared to an operating loss of ($450,165) during the three months ended March 31, 2002. The following discussion of operating income
(loss) by segment is exclusive of any corporate general and administrative expense. Operating loss from consolidated AmeriHost Inn hotels increased to ($1.2) million during the three months ended March 31, 2003, from ($581,129) during the three months ended March 31, 2002. This increase in operating loss was due to the decrease in revenues and higher operating costs and expenses during the first quarter of 2003 compared to the first quarter of 2002 and impairment provisions of $100,000 during the first quarter of 2003. Operating loss from the hotel development segment decreased to ($125,864) during the three months ended March 31, 2003, from an operating loss of ($195,465) during the three months ended March 31, 2002. The decrease in hotel development operating loss was due to the increase in pre-construction hotels development fees from hotels developed and constructed for unconsolidated minority-owned entities during the first quarter of 2003. Operating income from hotel sales and commissions remained relatively flat at approximately $1.2 million during the first quarter of 2003 and $1.3 million during the first quarter of 2002. The differences in sale prices and net book values of the two AmeriHost Inn hotels during the first quarter of 2003, were comparable to the one wholly-owned AmeriHost Inn hotel sold during the first quarter of 2002, and the commission earned from the sale of a leased hotel. The hotel management segment operating income decreased $55,102 to $10,795 during the three months ended March 31, 2003, from $65,897 during the three months ended March 31, 2002. This decrease was due primarily to the reduction of hotels managed for unconsolidated minority owned entities. Employee leasing operating income decreased to $10,716 during the three months ended March 31, 2003, from $31,109 during the three months ended March 31, 2002, due to the reduction in employee leasing revenues. Operating income from incentive and royalty sharing increased to $205,655 during the first quarter of 2003, from $109,564 during the first quarter of 2002, attributable to the sale of additional AmeriHost Inn hotels and the increase in the number of AmeriHost Inn hotels which pay royalty fees to Cendant. Office building rental operating income increased to $135,120 during the three months ended March 31, 2003, from $108,281 during the three months ended March 31, 2003, and was attributable primarily to additional tenants and operational efficiencies.

Interest expense decreased slightly to approximately $1.3 million during the three months ended March 31, 2003, from $1.4 million during the three months ended March 31, 2002. The decrease attributable to sale of AmeriHost Inn hotels, whereby the Company does not incur any interest expense on sold hotels after the sale dates, and the decrease from lower interest on floating rate debt, was offset by the mortgage financing of newly constructed or acquired consolidated hotels. The Company capitalizes interest expense incurred during the pre-opening construction period of a consolidated hotel project, as part of the total development cost. The amount capitalized includes both interest charges from a direct construction loan, and interest computed on the Company's equity investment.

The Company's share of equity in income (loss) of affiliates was ($74,446) during the three months ended March 31, 2003, compared to $86,968 during the three months ended March 31, 2002. The fluctuation in equity of affiliates during the three months ended March 31, 2003, compared to the three months ended March 31, 2002, was primarily due to the recognition of the Company's increased share of net operating losses from certain joint ventures during the 2003 period in excess of the Company's stated ownership percentage versus its share recognized in these joint ventures in the 2002 period. Distributions from affiliates were $4,739 during the three months ended March 31, 2003, compared to $6,085 during the three months ended March 31, 2002.

The Company recorded gains from the sale of assets of $327,076 during the three months ended March 31, 2002, which was comprised primarily of the unamortized deferred gain remaining from the original sale of the hotel to the REIT, which was recognized upon the consummation of the sale of this hotel by the REIT to an unrelated third party and the simultaneous termination of the Company's leases with the REIT. The Company expects to continue recognizing the unamortized deferred gain from the future sale of REIT owned hotels.

The Company recorded income tax benefit of $988,000 during the first quarter of 2003, compared to $505,000 during the first quarter of 2002, which are directly related to the pre-tax losses incurred during the first quarters of 2003 and 2002, respectively.

The Company reported a net loss of ($1.5) million during the first quarter of 2003, compared to a net loss of ($757,751) during the first quarter of 2002, primarily due to the factors discussed above.

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

During the first three months of 2003, the Company received cash from operations of $4.4 million, compared to cash received from operations of $2.5 million during the first three months of 2002, or an increase in cash provided by operations of $1.9 million. The increase in cash flow from operations during the first three months of 2003, when compared to 2002, can be primarily attributed to the sale of two wholly-owned hotels in 2003, versus the sale of one wholly-owned hotel and one leased hotel in 2002, and the increase in hotel development for a minority-owned hotel during 2003.

The Company invests cash in three principal areas: (i) the purchase of property and equipment through the construction and renovation of consolidated hotels;
(ii) the purchase of equity interests in hotels; and (iii) the making of loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital. From time to time, the Company may also utilize cash to purchase its own common stock. The Board of Directors has authorized the Company to buy back, at any time and without notice, up to 1,000,000 shares of its own common stock under certain conditions. Under this authorization, to date the Company has repurchased 26,240 shares.
Pursuant to an amendment to the master lease agreement with a REIT, the Company can facilitate the sale of up to eight leased hotels by the REIT. When the REIT sells a leased hotel to a buyer who becomes an AmeriHost Inn franchisee of Cendant, the Company receives: (i) a commission from the REIT for facilitating the transaction which is based upon the sale price, (ii) an incremental fee from Cendant, and (iii) long-term royalty sharing fees from

Cendant from the future royalties paid to Cendant. Both the Company and the REIT choose which properties are sold. For each hotel chosen by the Company, one hotel is also chosen by the REIT. The Company's choice is final when the sale transaction closes. The REIT makes their corresponding choice at this time. If the Company and the REIT are not successful in selling the REIT's choice, then the Company is obligated under the agreement to purchase the hotel from the REIT at predetermined prices. If the Company does not complete the purchase of the hotel within the specified time period, then the Company's rent payment on all of the REIT hotels shall be increased by 0.25% each time. The Company cannot close on the sale of its third and fourth choice until the first and second REIT choices have been sold (or purchased by the Company), respectively. During 2001, the Company facilitated the sale of two hotels by the REIT (the Company's first and second choices), and purchased one hotel from the REIT (the REIT's first choice). During 2002, the Company purchased the REIT's second choice, using approximately $680,000 in cash, plus mortgage financing already committed from an affiliate of the REIT, and facilitated the sale of one hotel by the REIT. The Company must facilitate the sale or purchase of the REIT's third choice by June 5, 2003. The Company believes a sale of this hotel is not likely in the near future, and thus it intends to purchase this hotel by this date using cash of approximately $556,000 and mortgage financing already committed by an affiliate of the REIT of approximately $1.7 million. The Company is currently negotiating an extension of this purchase commitment. There can be no assurance that such an extension will be obtained.

On September 18, 2000, in connection with the approval of all joint venture partners regarding the sale of the AmeriHost Inn brand and franchising rights to Cendant, the Company finalized the terms of an agreement to issue 125,000 new stock options to the partners in three existing joint ventures, canceling 60,000 existing stock options held by these partners, and to purchase their remaining ownership interests in these three joint ventures at specified prices. One of the partners in these three joint ventures is a director of the Company. One of these acquisitions was completed in 2001, and one was completed during the second quarter of 2002 using approximately $797,000. The final acquisition for approximately $830,000 is scheduled to be completed before August 31, 2003.

During  the first  three  months of 2003,  the  Company  used  $2.0  million  in investing activities compared to using $3.2 million during the first three months of 2002. During the first three months of 2003, the Company used $1.8 million to purchase property and equipment for consolidated AmeriHost Inn hotels and used $39,761 for investments in and advances to affiliates, net of distributions and collections on advances from affiliates. During the first three months of 2002, the Company used $2.4 million to purchase property and equipment for consolidated AmeriHost Inn hotels and used $813,984 for investments in and advances to affiliates, net of distributions and collections on advances from affiliates.

Cash used in financing activities was $2.0 million during the first three months of 2003, compared to cash used in financing activities of $1.1 million during the first three months of 2002. In 2003, the contributing factors were principal repayments of $4.7 million, including the repayment of mortgages in connection with the sale of a hotel, offset by $3.1 million in proceeds from the mortgage financing of consolidated hotels and $404,287 in net repayments on the line of credit. In 2002, the primary factors were principal repayments of $2.4 million, including the repayment of mortgages in connection with the sale of hotels, offset by $1.7 million in proceeds from the mortgage financing of consolidated hotels and $337,415 in net repayments on the line of credit.

The Company has secured a $20 million construction line of credit facility, which provides for both construction financing as well as long-term mortgage financing. The Company utilizes this facility primarily for the construction of wholly-owned AmeriHost Inn properties, as approved by the lender on a project-by-project basis. As of March 31, 2003, approximately $9.1 million has been utilized for four hotel projects, which is, or will be, converted to long-term financing. The Company has until May 31, 2003, to utilize this facility for new projects and is currently negotiating the renewal this facility. Any new hotel projects with financing committed under this facility prior to its expiration will automatically convert to the long-term financing when construction is completed.

The Company, through wholly-owned subsidiaries, is a general partner or managing member in 15 joint ventures as of March 31, 2003. As such, the Company is secondarily liable for the obligations and liabilities of these joint ventures. As of March 31, 2003, these joint ventures had $25.7 million outstanding under mortgage loan agreements. Approximately $4.3 million of this amount has been included in the Company's consolidated financial statements as of March 31, 2003, since it is from joint ventures in which the Company has a majority or controlling ownership interest, leaving approximately $21.4 million in off-balance sheet mortgage debt with unconsolidated joint ventures. If the Company subsequently obtains a majority or controlling ownership interest in a joint venture, the joint venture's debt will be included in the Company's consolidated financial statements. Of this $21.4 million of financing, the Company also has provided approximately $11.7 million in guarantees to the lenders. Other partners have also guaranteed portions of the financings. One unconsolidated joint venture mortgage loan in the amount of approximately $1.7 million at March 31, 2003, which is one of the loans guaranteed by the Company, matures in 2003. The Company expects the joint venture may sell this hotel, extend the loan, or refinance the loan prior to its maturity. The remaining joint venture mortgage loans mature after 2003.

From time to time, the Company advances funds to joint ventures for working capital and renovation projects. The advances bear interest at rates ranging from prime to 10% per annum and are due upon demand. The advances were $2.8 million at March 31, 2003, and are included in investments in and advances to unconsolidated hotel joint ventures in the Company's consolidated financial statements. The Company expects the joint ventures to repay these advances through cash flow generated from hotel operations, mortgage financing, and/or the sale of the hotel.

Certain of the Company's hotel mortgage notes and the Company's office building mortgage note contain financial covenants, principally minimum net worth requirements, debt to equity ratios, and minimum debt service coverage ratios. These financial covenants are typically measured annually, based upon the Company's fiscal year end. The Company is not aware of any covenant violations as of March 31, 2003.

At March 31, 2003, the Company had $6.0 million outstanding under its operating line-of-credit, which matured April 30, 2003. Prior to its maturity, the Company renewed the line-of-credit with the lender through April 30, 2004. The renewed line-of-credit is collateralized by substantially all the assets of the Company, subject to first mortgages from other lenders on hotel assets, and has a maximum available of $6.5 million, reducing to $6.0 million on September 29, 2003, and to $5.5 million on February 27, 2004. The renewed line-of-credit provides for interest at the rate of prime, plus 2.5%, with a floor of 6.75%. The credit line also provides for the maintenance of certain financial covenants, including minimum tangible net worth, a maximum leverage ratio, a minimum debt service coverage ratio, and a minimum net income covenant for 2003.

The Company intends to pursue longer term financing options with other lenders that would better match the Company's business plan of developing, building and selling AmeriHost Inn hotels. However, there can be no assurance that the Company will obtain an alternative credit facility of longer duration under terms and conditions that the Company deems satisfactory.

Consistent with the 8-K filing dated March 18, 2003, the Company is exploring a strategy of selling its non-AmeriHost Inn brand hotels along with 25-35 AmeriHost Inn hotels over the next two years. The Company has selected a national hotel broker and is negotiating a written agreement for the broker to represent the Company in the implementation of this strategy. Management has begun to perform extensive financial and market analysis with the assistance of the national broker, and, in certain cases, an outside consultant to identify the AmeriHost Inn hotels to be marketed for sale. In addition, in determining which hotels are to be marketed for sale, management will be evaluating the impact on the Company's cash flow, operations and financial position post sale, including any impact under Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The results of this hotel analysis and of an evaluation of the long-term effect on the Company may have a significant affect on the quantity and timing of the hotels to be sold. If implemented, the Company expects this strategy will reduce debt and generate cash to pursue development and other strategic objectives as well as increase the economic benefits of the Company's transaction with Cendant. However, there can be no assurances that any sales will be consummated or, if consummated, when and on what terms. The Company expects to determine the feasibility and means to best implement its strategy and identify which hotels to initially market for sale in the next sixty days.

The following table summarizes the contractual obligations of the Company, including off-balance sheet mortgage loan guarantees provided for certain joint ventures:


                                                                Payments due by period
                                                                ----------------------
                                                        Less than        1 - 3          3 - 5         More than
                                          Total          1 year          years          years          5 years
                                      -------------  -------------   -------------  -------------  -------------

Long-term debt - consolidated         $  74,596,637  $   5,243,995   $  12,975,226  $  16,655,962  $  39,721,454
Long-term debt - unconsolidated
    joint ventures                       21,402,596      2,508,582       2,496,301      2,148,847     14,248,866
Line of credit                            5,980,000      5,980,000            -              -              -
Operating leases - consolidated          66,610,363      5,935,592      11,938,435     12,394,517     36,341,819
Operating leases - unconsolidated              -              -               -              -              -
Purchase obligations:
    Joint venture buyout                    829,800        829,800            -              -              -
    Lease buyout                          2,225,000      2,225,000            -              -              -
    Construction contracts                2,172,921      2,172,921            -              -              -
Other long-term liabilities                    -              -               -              -              -

                                      -------------  -------------   -------------  -------------  -------------
Total                                 $ 173,817,317  $  24,895,890   $  27,409,962  $  31,199,326  $  90,312,139
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

SEASONALITY AND OTHER RISKS

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

The table below provides information about financial instruments that are sensitive to changes in interest rates, for each interest rate sensitive asset or liability as of March 31, 2003. As the table incorporates only those exposures that existed as of March 31, 2003, it does not consider those exposures or positions which could arise after that date. Moreover, the information presented therein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, hedging strategies and prevailing interest rates at the time.


                                                                          Average Nominal
                                                        Carrying Value    Interest Rate
                                                        --------------    -------------

         Operating line of credit - variable rate       $   5,980,000        5.5%
         Mortgage debt - fixed rate                     $  27,066,206        7.45%
         Mortgage debt - variable rate                  $  47,530,431        5.94%


ITEM 4.  CONTROLS AND PROCEDURES
------

Our chief executive officer and our chief financial officer have concluded, based on their evaluation within 90 days before the filing date of this quarterly report, that the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of the previously mentioned evaluation.

 PART II:  Other Information


Item 6.  Exhibits and Reports on Form 8-K:
------

         (a) The following exhibits are included in this Report on Form 10-Q filed May 15, 2003:

         Exhibit No.            Description
         -----------            -----------

         10.14 Amended and Restated Loan and Security Agreement with LaSalle Bank, NA

         99.1                   Certification of CEO and CFO

         (b) Reports on Form 8-K. The following reports on Form 8-K were filed during this period covered by this report:

         Date filed             Description
         ----------             -----------

         March 18, 2003         Presentation given  at the Roth Capital Partners
                                Growth Stock Conference


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                ARLINGTON HOSPITALITY, INC.

                                                By: /s/ Jerry H. Herman
                                                   -----------------------------
                                                    Jerry H. Herman
                                                    Chief Executive Officer

                                                By: /s/ James B. Dale
                                                   -----------------------------
                                                    James B. Dale
                                                    Chief Financial Officer
                                                    Chief Accounting Officer
Date:  May 15, 2003

                                 CERTIFICATIONS
                                 --------------

I, Jerry H. Herman, certify that:

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003
                                                        /s/ Jerry H, Herman
                                                        ------------------------
                                                        Jerry H. Herman
                                                        Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------


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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 15, 2003
                                                     /s/ James B. Dale
                                                     ---------------------------
                                                     James B. Dale
                                                     Chief Financial Officer
                                                     Chief Accounting Officer