Form 10-Q
period 2003-06-30
ARLINGTON HOSPITALITY INC
filed 2003-08-14
CIK 778423

===============================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended June 30, 2003


                                       OR


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


           For the transition period from                   to
                                          -----------------    ---------------


                           COMMISSION FILE NO. 0-15291

                           ARLINGTON HOSPITALITY, INC.
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                    36-3312434
 --------------------------------          ------------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)


   2355 S. ARLINGTON HEIGHTS ROAD,
SUITE 400, ARLINGTON HEIGHTS, ILLINOIS                     60005
----------------------------------------              --------------
(Address of principal executive offices)                 (Zip Code)

                                 (847) 228-5400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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


As of August 14, 2003, 4,998,189 shares of the registrant's common stock were outstanding.

================================================================================

                           ARLINGTON HOSPITALITY, INC.

                                    FORM 10-Q

                     FOR THE SIX MONTHS ENDED JUNE 30, 2003



                                      INDEX



                          PART I: Financial Information                 Page
                                                                        ----

Item 1 -- Financial Statements

    Consolidated Balance Sheets as of June 30, 2003
       and December 31, 2002                                              4

    Consolidated Statements of Operations for the Six Months
       Ended June 30, 2003 and 2002                                       6

    Consolidated Statements of Cash Flows for the Six Months
       Ended June 30, 2003 and 2002                                       7

    Notes to Consolidated Financial Statements                            9

Item 2 -- Management's Discussion and Analysis of Financial Condition    16
    and Results of Operations

Item 3 -- Quantitative and Qualitative Disclosures About Market Risk     26

Item 4 -- Controls and Procedures                                        26

                           PART II: Other Information

Item 6 -- Exhibits and Reports on Form 8-K                               27

Signatures                                                               27

                          Part I: Financial Information

                          Item 1: Financial Statements

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

================================================================================

                                                                     June 30,       December 31,
                                                                       2003            2002
                                                                  ---------------  -------------
                          ASSETS                                    (UNAUDITED)

Current assets:
    Cash and cash equivalents                                      $  4,204,410    $  3,969,515
    Accounts receivable, less allowance of $150,000
       at June 30, 2003 and December 31, 2002 (including
       approximately $22,000 and $166,000 from related parties)       1,531,938       2,064,463
    Notes receivable, current portion                                      --           100,000
    Prepaid expenses and other current assets                           402,985         975,432
    Refundable income taxes                                           1,193,551       1,574,776
    Costs and estimated earnings in excess of billings on
       uncompleted contracts                                            569,463       1,479,101
    Assets held for sale -- non-AmeriHost Inn hotels                 12,075,880            --
    Assets held for sale -- AmeriHost Inn hotels                     27,683,102            --
                                                                   ------------    ------------
         Total current assets                                        47,661,329      10,163,287
                                                                   ------------    ------------

Investments in and advances to unconsolidated
    hotel joint ventures                                              3,598,630       4,291,504
                                                                   ------------    ------------


Property and equipment:
    Land                                                              7,002,362      13,418,378
    Buildings                                                        39,230,409      76,849,071
    Furniture, fixtures and equipment                                15,123,745      26,553,701
    Construction in progress                                            319,948       6,447,039
    Leasehold improvements                                            2,406,717       2,760,906
                                                                   ------------    ------------
                                                                     64,083,181     126,029,095

    Less accumulated depreciation and amortization                   15,684,081      26,417,755
                                                                   ------------    ------------
                                                                     48,399,100      99,611,340
                                                                   ------------    ------------

Notes receivable, less current portion                                1,020,792         782,083

Deferred income taxes                                                 5,654,000       2,427,000

Other assets, net of accumulated amortization of
    approximately $1,388,000 and $1,259,000                           2,532,380       2,658,500
                                                                   ------------    ------------
                                                                      9,207,172       5,867,583

                                                                   ------------    ------------
                                                                   $108,866,231    $119,933,714
                                                                   ============    ============



                                   (continued)

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

================================================================================

                                                                                  June 30,         December 31,
                                                                                    2003               2002
                                                                              ---------------    ----------------
           LIABILITIES AND SHAREHOLDERS' EQUITY                                  (UNAUDITED)
Current liabilities:
    Accounts payable                                                           $   2,163,318     $   3,965,028
    Bank line-of-credit                                                            4,400,000         6,384,287
    Accrued payroll and related expenses                                             315,887           827,353
    Accrued real estate and other taxes                                            2,594,957         1,969,297
    Other accrued expenses and current liabilities                                 1,302,596         1,974,350
    Current portion of long-term debt                                              7,840,814         4,038,301
    Liabilities of assets held for sale -- non-AmeriHost Inn hotels               11,161,147              --
    Long-term debt of assets held for sale -- AmeriHost Inn hotels                25,741,339              --
                                                                               -------------     -------------

         Total current liabilities                                                55,520,058        19,158,616
                                                                               -------------     -------------


Long-term debt, net of current portion                                            29,170,108        72,203,688
                                                                               -------------     -------------
Deferred income                                                                   11,270,781        10,867,418
                                                                               -------------     -------------
Commitments and contingencies

Minority interests                                                                   249,207           333,888
                                                                               -------------     -------------
Shareholders' equity:
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                                      --               --
    Common stock, $.005 par value; authorized 25,000,000 shares; issued and outstanding 5,019,588 shares at June 30,
       2003, and 4,962,817 shares at December 31, 2002                                25,098            24,814
    Additional paid-in capital                                                    13,310,559        13,184,564
    Retained earnings (deficit)                                                     (242,705)        4,597,601

                                                                               -------------     -------------
                                                                                  13,092,952        17,806,979
    Less:
         Stock subscriptions receivable                                             (436,875)         (436,875)

                                                                               -------------     -------------
                                                                                  12,656,077        17,370,104

                                                                               -------------     -------------
                                                                               $ 108,866,231     $ 119,933,714
                                                                               =============     =============



                See notes to consolidated financial statements.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

================================================================================



                                            Three Months Ended June 30,        Six Months Ended June 30,
                                           -----------------------------     -----------------------------
                                               2003            2002              2003             2002
                                           ------------     ------------     ------------     ------------
Revenue:
   Hotel operations:
     AmeriHost Inn hotels                  $ 11,013,514     $ 11,685,234     $ 19,536,021     $ 20,845,162
     Other hotels                               509,345          651,551          846,180        1,005,310
   Development and construction                 617,283        3,007,221        2,097,261        4,810,971
   Hotel sales and commissions                2,590,457        1,540,451        9,033,747        4,900,317
   Management services                          117,301          262,772          228,455          496,709
   Employee leasing                             541,275          867,814        1,058,682        1,720,175
   Incentive and royalty sharing                223,994          146,805          429,649          256,369
   Office building rental                       178,995          156,318          356,223          317,988
                                           ------------     ------------     ------------     ------------
                                             15,792,164       18,318,166       33,586,218       34,353,001
                                           ------------     ------------     ------------     ------------
Operating costs and expenses:
   Hotel operations:
     AmeriHost Inn hotels                     7,733,013        7,824,102       15,397,422       15,403,551
     Other hotels                               437,399          546,434          887,488        1,084,444
   Development and construction                 544,350        2,626,326        2,136,477        4,623,893
   Hotel sales and commissions                2,093,614        1,497,732        7,334,431        3,528,680
   Management services                           74,826          184,297          139,759          338,827
   Employee leasing                             524,792          856,165        1,026,714        1,676,802
   Office building rental                        46,865           28,798           96,417           45,621
                                           ------------     ------------     ------------     ------------
                                             11,454,859       13,563,854       27,018,708       26,701,818

                                           ------------     ------------     ------------     ------------
                                              4,337,305        4,754,312        6,567,510        7,651,183

   Depreciation and amortization              1,032,098        1,099,653        2,066,133        2,133,374
   Leasehold rents -- hotels                  1,270,127        1,271,990        2,540,254        2,619,489
   Corporate general and administrative         515,007          386,435          962,838          773,594
   Impairment provision (Note 13)             4,564,512             --          4,664,512             --

                                           ------------     ------------     ------------     ------------
Operating income (loss)                      (3,044,439)       1,996,234       (3,666,227)       2,124,726

Other income (expense):
   Interest expense                          (1,144,709)      (1,249,035)      (2,240,103)      (2,526,939)
   Interest income                              120,922          134,392          240,881          258,222
   Other income                                  43,353          (21,710)          42,021           39,237
   Gain on sale of property                        --               --               --            327,076
   Equity in net income and (losses)
     of affiliates                             (199,816)        (208,551)        (274,262)        (121,583)
                                           ------------     ------------     ------------     ------------

Income (loss) before minority
   interests and income taxes                (4,224,689)         651,330       (5,897,690)         100,739

Minority interests in (income) loss of
   consolidated partnerships                    (53,329)         (46,757)         (81,692)         (46,601)

                                           ------------     ------------     ------------     ------------
Income (loss) before income taxes            (4,278,018)         604,573       (5,979,382)          54,138

Income tax expense (benefit)                 (1,711,000)         245,000       (2,392,000)          25,000
                                           ------------     ------------     ------------     ------------

Net income (loss) from continuing
     operations                              (2,567,018)         359,573       (3,587,382)          29,138

Discontinued operations, net of
   tax (Note 14)                               (790,767)        (125,505)      (1,252,924)        (552,822)
                                           ------------     ------------     ------------     ------------

Net income (loss)                          $ (3,357,785)    $    234,068     $ (4,840,306)    $   (523,684)
                                           ============     ============     ============     ============

Net income (loss) per share (Note 4):
     Basic                                 $      (0.67)    $       0.05     $      (0.97)    $      (0.11)
     Diluted                               $      (0.67)    $       0.05     $      (0.97)    $      (0.11)



                 See notes to consolidated financial statements.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

================================================================================

                                                           2003             2002
                                                       ------------     ------------
Cash flows from operating activities:

     Cash received from customers                      $ 35,947,775     $ 39,145,568
     Cash paid to suppliers and employees               (25,992,393)     (30,134,918)
     Interest received                                      219,000          281,545
     Interest paid                                       (2,245,876)      (2,893,044)
     Income taxes received (paid)                           381,225         (119,523)

                                                       ------------     ------------
Net cash provided by operating activities                 8,309,731        6,279,628
                                                       ------------     ------------

Cash flows from investing activities:

     Distributions, and collections on advances,
         from affiliates                                    426,264          263,836
     Purchase of property and equipment                  (3,773,828)     (12,066,782)
     Purchase of investments in, and advances
         to, minority owned affiliates                     (611,740)      (1,268,212)
     Acquisitions of partnership interests,
         net of cash acquired (Note 7)                         --           (796,786)
     Net (Issuance) collections on notes receivable        (138,709)           6,721
     Proceeds from sale of assets                           962,541           (6,700)

                                                       ------------     ------------
Net cash used in investing activities                    (3,135,472)     (13,867,923)
                                                       ------------     ------------

Cash flows from financing activities:

     Proceeds from issuance of long-term debt             4,743,561        9,660,858
     Principal payments on long-term debt                (7,734,663)      (3,654,444)
     Net (repayments) proceeds from line of credit       (1,984,287)         362,585
     Distributions to minority interest                     (90,255)        (112,819)
     (Purchase) issuance of common stock                    126,280             (311)
     Other                                                     --               --

                                                       ------------     ------------
Net cash (used in) provided by financing activities      (4,939,364)       6,255,869

                                                       ------------     ------------
Net increase (decrease) in cash                             234,895       (1,332,426)

Cash and cash equivalents, beginning of year              3,969,515        4,748,156

                                                       ------------     ------------
Cash and cash equivalents, end of period               $  4,204,410     $  3,415,730
                                                       ============     ============



                                   (continued)

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

================================================================================



                                                                    2003            2002
                                                                 -----------     -----------
Reconciliation of net loss to net
   cash provided by operating activities:

Net loss                                                         $(4,840,306)    $  (523,684)

Adjustments to reconcile net loss to net cash provided by operating activities:

   Depreciation and amortization                                   2,737,338       2,729,830
   Equity in net (income) loss of affiliates and
     amortization of deferred income                                 274,262         121,583
   Interest from unconsolidated joint ventures                       (81,539)        (43,053)
   Minority interests in net income of subsidiaries                    5,574          37,121
   Amortization of deferred gain                                    (646,617)       (527,304)
   Deferred income taxes                                          (3,227,000)        360,000
   Issuance of common stock                                             --               190
   Gain on sale of property and equipment                             68,917        (327,076)
   Proceeds from sale of hotels                                    9,033,747       4,456,081
   Income from sale of hotels                                     (1,681,998)       (927,401)
   Provision for impairment                                        5,526,581

   Changes in assets and liabilities, net
     of effects of acquisition:

     Decrease in accounts receivable                                 389,258         366,110
     Decrease in prepaid expenses and
       other current assets                                          518,131         570,756
     Decrease (increase) in refundable income taxes                  381,225        (824,523)
     Decrease (increase) in costs and estimated earnings
       in excess of billings                                         909,638        (659,800)
     Increase in other assets                                       (423,391)       (141,615)

     (Decrease) increase in accounts payable                      (1,642,722)        450,277
     (Decrease) increase in accrued payroll and other accrued
       expenses and current liabilities                              (48,255)        322,016
     Decrease in accrued interest                                     (5,773)        (18,268)
     Increase in deferred income                                   1,062,661         858,388

                                                                 -----------     -----------
Net cash provided by operating activities                        $ 8,309,731     $ 6,279,628
                                                                 ===========     ===========


                See notes to consolidated financial statements.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

================================================================================

1.       BASIS OF PREPARATION:

         The financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, which consist only of adjustments necessary to present fairly the financial position of Arlington Hospitality, Inc. and subsidiaries as of June 30, 2003 and December 31, 2002, and the results of its operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2002 Annual Report on Form 10-K. Certain reclassifications have been made to the 2002 financial statements in order to conform with the 2003 presentation.

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

4.       EARNINGS (LOSS) PER SHARE:

         Basic earnings per share ("EPS") is calculated by dividing the income
         (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration of common stock equivalents. Diluted EPS gives effect to all dilutive common stock equivalents outstanding for the period. The Company excluded the dilutive effect of stock options for both periods presented below, and excluded the impact of convertible partnership interests for the three and six-month period ending June 30, 2003, since they had an anti-dilutive effect on the EPS computations. The calculations of basic and diluted earnings (loss) per share are presented below. The hotel impairment charges during 2003 relate to the implementation of a plan for the disposition of certain hotels (Note
         13).

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

================================================================================


                                           Three Months Ended June 30,      Six Months Ended June 30,
                                           ---------------------------     ---------------------------
                                               2003            2002           2003            2002
                                           -----------     -----------     -----------     -----------
Net income (loss) from continuing
  operations, before impairment            $   171,494     $   359,573     $  (788,870)    $    29,138

Impairment provision, net of tax            (2,738,512)           --        (2,798,512)           --
                                           -----------     -----------     -----------     -----------

Net income (loss) from continuing
  operations                               $(2,567,018)    $   359,573     $(3,587,382)    $    29,138

Discontinued operations (a)                   (790,767)       (125,505)     (1,252,924)       (552,822)
                                           -----------     -----------     -----------     -----------

Net income (loss)                           (3,357,785)        234,068      (4,840,306)       (523,684)

Impact of convertible
  partnership interests                           --              --              --           (15,943)
                                           -----------     -----------     -----------     -----------
Net income (loss) available to
  common shareholders                      $(3,357,785)    $   234,068     $(4,840,306)    $  (539,627)
                                           ===========     ===========     ===========     ===========

Weighted average common
  shares outstanding                         5,019,588       4,958,077       5,011,478       4,958,079
Dilutive effect of convertible
  partnership interests and
  common stock equivalents                        --            75,514            --            84,975

Dilutive common shares outstanding           5,019,588       5,033,591       5,011,478       5,043,054
                                           ===========     ===========     ===========     ===========

Net income (loss) per share -- Basic:
  From continuing operations               $     (0.51)    $      0.08     $     (0.72)    $      --
  From discontinued operations                   (0.16)          (0.03)          (0.25)          (0.11)
                                           -----------     -----------     -----------     -----------
                                           $     (0.67)    $      0.05     $     (0.97)    $     (0.11)
                                           ===========     ===========     ===========     ===========

Net income (loss) per share -- Diluted:
  From continuing operations               $     (0.51)    $      0.07     $     (0.72)    $      --
  From discontinued operations                   (0.16)          (0.02)          (0.25)          (0.11)
                                           -----------     -----------     -----------     -----------
                                           $     (0.67)    $      0.05     $     (0.97)    $     (0.11)
                                           ===========     ===========     ===========     ===========

      (a) Includes hotel impairment provision related to non-AmeriHost Inn hotels to be sold of approximately $517,000, net of tax (Notes 13 and 14).

5.       INCOME TAXES:

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

         The income tax benefit for the three and six months ended June 30, 2003 and 2002 was based on the Company's estimate of the effective tax rate expected to be applicable for the full year. The Company expects the effective tax rate to approximate the Federal and state statutory rates.

6.       HOTEL LEASES:

         The Company leases 24 hotels as of June 30, 2003, including 22 hotels leased from a REIT (Note 9), the operations of which are included in the Company's consolidated financial statements. All of these leases are triple net and provide for monthly base rent payments ranging from $14,000 to $27,000. The expiration

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

================================================================================

         dates on the leases range from August 31, 2003 through March 2014. The Company does not intend to extend or renew the lease for a non-AmeriHost Inn hotel expiring August 31, 2003.

         The two leases, other than the REIT leases, each provide for an option to purchase the underlying hotel. One lease, with an expiration date of May 31, 2010, provides for a purchase price of $4,000,000, which approximated the fair value at the lease commencement, subject to increases in the CPI index. The other lease, which expires on August 31, 2003, provides for a purchase option price of $3,030,000. However, the Company does not intend to exercise its purchase option under either lease.

7.       LIMITED PARTNERSHIP BUYOUT AND GUARANTEED DISTRIBUTIONS:

         On September 18, 2000, in connection with the approval of all joint venture partners regarding the sale of the AmeriHost Inn brand and franchising rights to Cendant Corporation, the Company entered into an agreement to purchase the remaining ownership interests in three existing joint ventures at specified prices and to issue options to purchase a total of 125,000 shares of the Company's common stock to the partners of these ventures, canceling existing options to purchase 60,000 shares of the Company's common stock held by these partners. A director of the Company, and parties related to him, were partners in each of these three joint ventures.

         The first joint venture acquisition was completed in 2001. The second was completed during the second quarter of 2002 at a cost to the Company of approximately $800,000. The final acquisition, with a specified purchase price of approximately $830,000, is scheduled to be completed before August 31, 2003. Upon completion of this transaction, the assets and liabilities of this joint venture, with balances of $1.8 million and $1.3 million as of June 30, 2003, respectively, will be presented on a consolidated basis in the Company's financial statements. Similar to other joint ventures that the Company had been forming at the time, the Company was the general partner in these three joint ventures and had guaranteed minimum annual distributions to the limited partners, including the director of the Company, and parties related to him. Upon the consummation of the final joint venture acquisition, the Company will no longer have any joint ventures in which it has guaranteed a minimum return to its partners.

8.       INVESTMENTS:

         The Company, through wholly-owned subsidiaries, is a general partner or managing member in 14 joint ventures as of June 30, 2003. The Company's subsidiaries are secondarily liable for the obligations and liabilities of these joint ventures. As of June 30, 2003, these joint ventures had $29.3 million outstanding under mortgage loan agreements. Approximately $6.3 million of this amount has been included in the Company's consolidated financial statements as of June 30, 2003, because it relates to joint ventures in which the Company has a majority or controlling ownership interest, leaving approximately $22.9 million in off-balance sheet mortgage debt with unconsolidated joint ventures. If the Company subsequently obtains a majority or controlling ownership interest in a joint venture, the joint venture's debt will be included in the Company's consolidated financial statements. Of this $22.9 million of financing, the Company also has provided approximately $18.2 million in guarantees to the lenders. Other partners have also guaranteed $10.8 million of these financings. One unconsolidated joint venture mortgage loan in the amount of approximately $1.7 million at June 30, 2003, which is one of the loans guaranteed by the Company, matures in 2003. The Company expects the joint venture to sell this hotel, extend the loan, or refinance the loan prior to its maturity. Unless the properties collateralizing the debt are sold, the remaining joint venture mortgage loans mature after 2004.

         In January 2003, Interpretation No. 46, "Consolidation of Variable Interest Entities", was issued. The Company is required to adopt the requirements of this Interpretation for interim periods beginning after June 15, 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", and requires that the Company present any variable interest entities in which it has a majority variable interest on a consolidated basis in its financial statements. The Company is continuing to assess the provisions of this Interpretation and the impact to the Company of adopting this Interpretation. Therefore the following amounts may change based on additional analysis. Due to the adoption of this Interpretation, the Company expects that it will begin to present its investments in three joint ventures in which it has a majority variable interest, on a consolidated basis in its financial statements beginning with the consolidated financial statements issued for

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

================================================================================


         the quarterly period ended September 30, 2003. The consolidation of these joint ventures is expected to add approximately $6.8 million in assets and $6.1 million in liabilities to the Company's consolidated balance sheet. As of June 30, 2003, the Company had investments in, and advances to, these joint ventures of approximately $819,000, which was presented as such under the equity method of accounting in the accompanying consolidated financial statements.

         The Company has determined that its combined effective economic ownership is at least 90% in each of these joint ventures at June 30, 2003. The Company expects that it will continue to present all of its other unconsolidated investments under the equity method.

9.       SALE/LEASEBACK OF HOTELS:

         In 1998 and 1999, the Company completed the sale of 30 AmeriHost Inn hotels to a Real Estate Investment Trust ("REIT") for $73 million. Upon the sales to the REIT, the Company entered into agreements to lease back the hotels for an initial term of ten years, with two five-year renewal options. The lease payments are fixed at 10% of the sale price for the first three years. Thereafter, the lease payments are subject to a CPI increase with a 2% annual maximum. The Company has deferred the gain on the sale of these hotels pursuant to sale/leaseback accounting. The deferred gain is being recognized on a straight-line basis over the remaining term of the lease, as extended, as a reduction of leasehold rent expense. As of June 30, 2003, the aggregate remaining unamortized deferred gain was approximately $7.0 million.

         In January 2001, the Company amended the master lease with the REIT to provide for the sale of eight hotels by the lessor under specified terms, and to extend the initial lease term by five years. The amendment provides for four increases in rent payments of 0.25% each, if these eight hotels are not sold to an unrelated third party or to the Company by the dates specified. As of June 30, 2003, the first two scheduled rent increases were not effective due to the sale of hotels by the REIT. However if the Company does not either facilitate the sale to a third party, or purchase from the REIT, one hotel prior to September 15, 2003, the third 0.25% rent increase becomes effective. The Company intends to purchase this hotel using cash of approximately $556,000, including a $250,000 deposit made in June 2003, and mortgage financing already committed by the REIT of approximately $1.7 million.

         The REIT sold one of its hotels to an unrelated third party during the six months ended June 30, 2002. Consequently, the Company terminated the lease with the REIT for this hotel and recognized a commission from the sale of this hotel, which is classified as hotel sales and commissions in the accompanying consolidated financial statements. The unamortized deferred gain related to the initial sale of this hotel was recognized upon termination of the applicable lease.

10.      BUSINESS SEGMENTS:

         The Company's business is primarily involved in seven segments: (1) hotel operations, consisting of the operations of all hotels in which the Company has a 100% or controlling ownership or leasehold interest,
         (2) hotel development, consisting of development, construction and renovation of hotels for unconsolidated joint ventures and unrelated third parties, (3) hotel sales and commissions, resulting from the sale of AmeriHost Inn hotels, (4) hotel management, consisting of hotel management activities, (5) employee leasing, consisting of the leasing of employees to various hotels, (6) incentive and royalty sharing fees due from Cendant Corporation, the owner of the AmeriHost Inn brand, and
         (7) office building rental activities.

         Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, operating income, identifiable assets, capital expenditures and depreciation and amortization for each business segment, as of and for the six months ended June 30, 2003 and 2002, which is the information utilized by the Company's decision makers in managing the business:

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

================================================================================



         Revenues                                              2003             2002
         --------                                         -------------     -------------

                Hotel operations                          $  20,382,201        21,850,472
                Hotel development and construction            2,097,261         4,810,971
                Hotel sales and commissions                   9,033,747         4,900,317
                Hotel management                                228,455           496,709
                Employee leasing                              1,058,682         1,720,175
                Incentive and royalty sharing                   429,649           256,369
                Office building rental                          356,223           317,988
                                                          -------------     -------------
                                                          $  33,586,218     $  34,353,001
                                                          =============     =============


         Operating costs and expenses                          2003              2002
         ----------------------------                     -------------     -------------

                Hotel operations                          $  16,284,910     $  16,487,995
                Hotel development and construction            2,136,477         4,623,893
                Hotel sales and commissions                   7,334,431         3,528,680
                Hotel management                                139,759           338,827
                Employee leasing                              1,026,714         1,676,802
                Office building rental                           96,417            45,621
                                                          -------------     -------------
                                                          $  27,018,708     $  26,701,818
                                                          =============     =============

         Operating income
         ----------------
                Hotel operations:
                AmeriHost Inn hotels                      $     (74,191)    $   1,160,461
                    Other hotels                               (283,596)         (373,229)
                    Impairment provision                     (4,664,512)             --
                Hotel development and construction              (41,212)          184,072
                Hotel sales and commissions                   1,699,316         1,371,638
                Hotel management                                 65,668           131,292
                Employee leasing                                 30,830            42,190
                Incentive and royalty sharing                   429,649           256,369
                Office building rental                          178,692           194,747
                Corporate                                    (1,006,871)         (842,814)
                                                          -------------     -------------
                                                          $  (3,666,227)    $   2,124,726
                                                          =============     =============

         Identifiable assets
         -------------------
                Hotel operations                          $  93,198,668     $ 105,567,673
                Hotel development and construction            1,292,800         2,176,523
                Hotel management                                530,364            52,689
                Employee leasing                                152,279           (99,161)
                Office building rental                        6,475,228         6,694,182
                Corporate                                     7,216,892         8,161,535
                                                          -------------     -------------
                                                          $ 108,866,231     $ 122,553,441
                                                          =============     =============

         Capital expenditures
         --------------------
                Hotel operations, including new
                  construction of company owned hotels    $   3,763,792     $  11,788,467
                Hotel development and construction                 --                --
                Hotel management                                  7,380             7,998
                Employee leasing                                   --                --
                Office building rental                              799           255,672
                Corporate                                         1,857            14,645
                                                          -------------     -------------
                                                          $   3,773,828     $  12,066,782
                                                          =============     =============

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

================================================================================



Depreciation/Amortization
-------------------------
       Hotel operations                         $1,914,825       $1,955,756
       Hotel development and construction            1,996            3,005
       Hotel management                             23,028           26,590
       Employee leasing                              1,137            1,184
       Office building rental                       81,114           77,620
       Corporate                                    44,033           69,219
                                                ----------       ----------
                                                $2,066,133       $2,133,374
                                                ==========       ==========

11.      BANK LINE OF CREDIT:

         The Company had $4,400,000 and $6,384,287 outstanding on its bank operating line-of-credit at June 30, 2003 and December 31, 2002, respectively. The operating line of credit provides for a maximum amount available of $6.5 million and is collateralized by substantially all the assets of the Company, subject to first mortgages from other lenders on hotel assets, bears interest at the rate of prime plus 2.5% per annum, with a minimum rate of 6.75% per annum (effective rate as of June 30, 2003), and matures April 30, 2004. The maximum commitment under the line-of-credit will be reduced to $6.0 million on September 29, 2003, and to $5.5 million on February 27, 2004. The Company is also required to maintain certain financial covenants, including minimum net income, minimum tangible net worth, a maximum leverage ratio and a minimum debt service coverage ratio. The line-of-credit agreement was amended to eliminate the non-cash financial impact of the plan for disposition of hotels on the covenant calculations (Note 13).

12.      LONG-TERM DEBT:

         The Company's plan to sell certain AmeriHost Inn hotel assets (Note 13) is expected to result in the payoff of the related mortgage debt in the amount of approximately $25.7 million, which has been classified in current liabilities in the accompanying consolidated balance sheet as of June 30, 2003. This amount includes approximately $794,000 which would be contractually due within the next twelve months regardless of the plan for hotel disposition. In addition, approximately $7.8 million is classified as the Company's current portion of long-term debt which is not related to the assets held for sale, including two hotel mortgages in the amount of approximately $2.7 million, and the office building mortgage in the amount of approximately $5.2 million, which are due within the next twelve months. The Company expects these loans to be repaid through the sale of the hotels, or refinanced prior to maturity. The mortgage loans bear interest at the floating rates of prime minus 0.25% and prime plus 2.5% per annum, and the office building loan bears interest at the floating rate of LIBOR plus 2.25%. If necessary, the Company believes it can extend or refinance these mortgages at similar interest rates.

         The Company has secured a $20 million construction line of credit facility, which provides for both construction financing as well as long-term mortgage financing. The Company utilizes this facility primarily for the construction of wholly-owned AmeriHost Inn properties, as approved by the lender on a project-by-project basis. As of June 30, 2003, approximately $11.4 million has been utilized for four hotel projects and has already been, or will be, automatically converted to long-term financing. The Company has until October 31, 2003, as extended, to utilize this facility for new construction projects. Any new hotel projects with the financing committed under this facility prior to October 31, 2003 will automatically convert to the long-term financing when construction is completed. The Company is currently negotiating with this lender for a new or enhanced construction line of credit facility.

         Certain of the Company's hotel mortgage notes and the Company's office building mortgage note contain financial covenants, principally minimum net worth requirements, debt to equity ratios, and minimum debt service coverage ratios. These financial covenants are typically measured annually, based upon the Company's fiscal year end. The Company is not aware of any covenant violations as of June 30, 2003.

13.      SALE OF HOTELS AND PLAN FOR FUTURE HOTEL DISPOSITIONS:

         The Company sold three wholly-owned AmeriHost Inn hotels during the six months ended June 30, 2003. Net sale proceeds from these hotels was approximately $9.0 million, which has been included in hotel sales

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

================================================================================


         and commission revenue in the accompanying consolidated financial statements. The net book value of these hotels at the time of their sales was approximately $7.3 million, resulting in operating income from the sale of these hotels of approximately $1.7 million. In addition, approximately $5.6 million in mortgage debt was paid off with proceeds from the sale of these hotels.

         Also, during the second quarter of 2003, a joint venture in which the Company had a controlling ownership interest, and was therefore consolidated in the Company's financial statements, sold its non-AmeriHost Inn hotel. This sale resulted in the reduction of the joint venture's mortgage debt of approximately $925,000, which was paid off with the proceeds from the sale, and a pretax loss of approximately $86,000. An impairment provision of $450,000 had been recorded for this hotel in 2002. The bank that provided the mortgage debt to this joint venture, which was paid off as a result of this sale, is owned by a director of the Company. In addition, a joint venture in which the Company has a minority ownership interest sold its hotel asset during the first quarter of 2003. The Company accounts for this joint venture by the equity method and has included its share of the gain from this sale in equity in net income and (losses) of unconsolidated joint ventures in the accompanying consolidated financial statements.

         Effective July 10, 2003, the Company has implemented a plan to sell approximately 25 to 30 hotel properties over the next two years. The properties to be sold include 20 to 25 AmeriHost Inns and six non-AmeriHost hotels that are wholly owned or in which the Company has an ownership interest. The Company has hired a national hotel brokerage firm to market most of the properties and manage the sales process. These hotels are in addition to the five properties under contract for sale as of August 1, 2003. The Company expects this plan to reduce debt (Notes 11 and 12) and generate cash to pursue development and other strategic objectives as well as increase the economic benefits of the Company's transaction with Cendant Corporation, the owner of the AmeriHost Inn franchise system. However, there can be no assurances that any sales will be consummated, or as to the timing or terms of any sales that are consummated.

         In connection with the implementation of the plan to sell hotels, and in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for Long-Lived Assets," the Company has recorded a $5.4 million pre-tax, non-cash impairment charge as of June 30, 2003, related to certain of the hotels targeted for sale. Approximately $862,000 pre-tax of the non-cash impairment charge relates to the consolidated non-AmeriHost Inn hotels anticipated to be sold, and has been included in "discontinued operations" (Note 14). The non-cash impairment charge represents an adjustment to reduce the carrying value of certain hotel assets to the estimated sales prices, net of estimated costs to sell.

         SFAS 144 also requires long-lived assets to be sold to be classified as "held for sale" in the period in which certain criteria are met, including the probable sale of the asset within one year. Based on the implementation of this plan for hotel dispositions, the hotel assets identified for sale have been classified as "held for sale" on the accompanying consolidated balance sheet as of June 30, 2003. The debt which is expected to be paid off (Note 12) as a result of these hotel sales has been classified as current liabilities in the accompanying consolidated financial statements. The results of the operations of business components which have been disposed of or classified as "held for sale" are to be reported as discontinued operations if such operations and cash flow have been or will be eliminated from the Company's ongoing operations. Accordingly, the disposition of non-AmeriHost Inn hotels have been treated as discontinued operations (Note 14). However, the disposition of AmeriHost Inn hotels, although classified as "held for sale" on the accompanying consolidated balance sheet, has not been treated as discontinued operations due to the ongoing royalty fees to be earned by the Company after their disposition.

14.      DISCONTINUED OPERATIONS:

         The Company has reclassified its consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, and its consolidated balance sheet as of June 30, 2003, as a result of implementing SFAS 144 to reflect discontinued operations of seven consolidated non-AmeriHost Inn hotels sold during this period, or to be sold pursuant to the plan for hotel dispositions (Note 13). The non-AmeriHost Inn hotels held for sale are expected to be sold within the next twelve months. This reclassification has no impact on the Company's net income or net income per common share. Non-AmeriHost Inn hotels sold or held for sale, which are owned by joint ventures and accounted for using the equity method of accounting,

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

================================================================================


         are not presented as "discontinued operations," nor are the sales of the AmeriHost Inn hotels due to the Company's long-term royalty sharing agreement for all AmeriHost Inn hotels, which provides for a revenue stream from Cendant Corporation, the owner of the AmeriHost Inn brand, after the properties are sold to a new or existing AmeriHost Inn franchisee. Condensed financial information of the results of operations for the hotels presented as discontinued operations is as follows:


                                               Three Months Ended June 30,   Six Months Ended June 30,
                                               --------------------------    --------------------------
                                                  2003            2002          2003           2002
                                               -----------    -----------    -----------    -----------
         Hotel Operations:
              Revenue                          $ 1,935,134    $ 2,325,074    $ 3,298,768    $ 4,227,868
              Costs and expenses                 1,691,550      1,957,669      3,308,329      4,014,838
                                               -----------    -----------    -----------    -----------

                                                   243,584        367,405         (9,561)       213,030

         Depreciation and amortization             354,580        306,488        673,168        596,456
         Leasehold rents -- hotels                  64,850         64,850        129,700        199,163
         Hotel impairment provision                862,069           --          862,069           --
                                               -----------    -----------    -----------    -----------

         Operating income (loss)                (1,037,915)        (3,933)    (1,674,498)      (582,589)

         Other income (expense):
              Interest expense                    (201,858)      (202,067)      (401,433)      (347,837)
              Other income (expense)                  (938)          (938)        (1,876)        (1,876)
              Gain on sale of property             (86,235)          --          (86,235)          --
                                               -----------    -----------    -----------    -----------

         Loss from discontinued
           operations, before minority
           interests and income taxes           (1,326,946)      (206,938)    (2,164,042)      (932,302)

         Minority interests in (income) loss
           of consolidated joint ventures            8,179         (3,567)        76,118          9,480
                                               -----------    -----------    -----------    -----------

         Loss from discontinued operations,
           before income taxes                  (1,318,767)      (210,505)    (2,087,924)      (922,822)

         Income tax expense (benefit)             (528,000)       (85,000)      (835,000)      (370,000)
                                               -----------    -----------    -----------    -----------

         Net loss from discontinued
           operations                          $  (790,767)   $  (125,505)   $(1,252,924)   $  (552,822)
                                               ===========    ===========    ===========    ===========


         The assets and liabilities of the one non-AmeriHost Inn hotel sold in 2003, and five consolidated non-AmeriHost Inn hotels to be sold pursuant to the plan for hotel disposition, and which are included in discontinued operations, have been classified as held for sale and liabilities related to assets held for sale in the accompanying consolidated balance sheet as of June 30, 2003. Condensed balance sheet information for these hotels is as follows:

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

================================================================================


                                                               June 30,
                                                                 2003
                                                              -----------
                 ASSETS
Current assets:
     Cash and cash equivalents                                $   488,691
     Accounts receivable                                          165,148
     Prepaid expenses and other current assets                     32,435
                                                              -----------
         Total current assets                                     686,274
                                                              -----------



         Property and equipment                                18,416,009
         Less accumulated depreciation and amortization         6,750,717

                                                              -----------
                                                               11,665,292
                                                              -----------
         Other assets, net of accumulated amortization            213,005

                                                              -----------
                                                              $12,564,571
                                                              ===========

                           LIABILITIES
         Current liabilities:
              Accounts payable                                $   158,988
              Accrued payroll and other expenses                  503,531
              Current portion of long-term debt                 1,381,470
                                                              -----------

                  Total current liabilities                     2,043,989

         Long-term debt, net of current portion                 9,117,158

         Minority interests                                           -
                                                              -----------
                                                              $11,161,147
                                                              ===========


15.      SUPPLEMENTAL CASH FLOW DATA:

         The following represents the supplemental schedule of noncash investing and financing activities for the years ended June 30:


                                                                   2003              2002
                                                              -------------     --------------
         Notes received in connection with the
           sale of hotels                                     $     250,000     $         -
                                                              =============     ==============

         Interest paid, net of interest capitalized           $   2,647,000     $    2,893,000
                                                              =============     ==============


16.      INCENTIVE AND ROYALTY FEES:

         Cendant Corporation ("Cendant"), the owner of the AmeriHost Inn brand, has agreed to pay the Company a development incentive fee each time the Company sells one of its existing AmeriHost Inn hotels to a buyer who executes an AmeriHost Inn franchise agreement with Cendant. In addition, this fee also will be paid to the Company for new hotels that the Company develops which are then sold to a buyer who executes a franchise agreement with Cendant. This fee applies to the first 370 hotels sold by the Company during the 15-year term of the agreement. To date, the Company has collected the fee on 20 hotels. Since the potential for reimbursement exists, from future fees earned, in the event the buyer defaults on the franchise agreement, within the first 76 months, these fees are deferred when received, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The deferred fees are amortized as incentive and royalty sharing segment revenue in the accompanying consolidated financial statements on a straight-line basis over the 76-month period as the contingencies on the revenues are removed.

17.      ISSUANCE OF COMMON STOCK:

         The Company applies APB No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the intrinsic method, in accounting for options granted to employees.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

================================================================================


         In connection with his employment agreement, during the first quarter of 2003, the Chief Executive Officer exercised a right to purchase 40,000 newly issued Rule 144 restricted shares of common stock for approximately $126,000.



18.      SUBSEQUENT EVENTS:

         In conjunction with the implementation of the plan for hotel dispositions (Note 13) and the anticipated reduction in hotel ownership, starting in July 2003, the Company announced a plan to reduce its corporate and regional operations staff by 13 people, or approximately 20 percent, over the next six months. In addition, the Company's corporate office space needs will be reduced. The Company owns the building that houses its corporate offices, and plans to re-lease the vacated space.

         The Company expects to incur total non-recurring restructuring charges of approximately $140,000 over the next six months, which include severance benefits, insurance benefits, outplacement services, legal and office reconfiguration costs.

         Subsequent to June 30, 2003, the Company sold one wholly owned AmeriHost Inn hotel at a gain, and used approximately $3.1 million of proceeds from this sale to pay off the related mortgage debt. This sale transaction will be reported in the Company's third quarter 2003 statement of operations.

         Subsequent to June 30, 2003, the Company, and its partners, funded a joint venture hotel project. The joint venture then acquired a parcel of land and closed on its mortgage financing which provides for construction as well as permanent long-term financing. The joint venture has recently commenced construction on an AmeriHost Inn hotel. The Company expects to account for this joint venture by the equity method.

         Subsequent to June 30, 2003, the Company has repurchased 27,300 shares of its common stock on the open market for cash of approximately $90,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future, and are typically identified by words such as "believe," "expect," "anticipate," "intend," "estimate," "may," "will," "should," and "could." There are numerous risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements including, without limitation:

        o   our ability to locate suitable sites for the development of hotels;
        o   cyclical overbuilding in the lodging industry;
        o uncertainties relating to the timing, consummation and final terms of hotel sales;
        o   the need for capital improvements in hotels that we own;
        o the results and operations of franchisors of our hotels, primarily Cendant Corporation;
        o the availability of capital to finance growth or to refinance existing or maturing debt;
        o changing levels of demand for hotel rooms and related services, as currently evidenced since the downturn in economic conditions and the September 11, 2001 terrorist attacks;
        o   unexpected or ongoing increases in hotel expenses, such as insurance, energy and the costs of wages or benefits;
        o   geopolitical events affecting travel in the United States;
        o competition in the lodging industry, including competition within our local markets, from other branded and independent hotels, and as a result of the regional and national hotel industry trends;
        o the recurring and extraordinary costs of necessary renovations of hotels;
        o   the effect of national and regional economic conditions;
        o changes in the law, such as new or amended environmental regulations; and
        o   the historical cyclicality of the lodging industry.

All forward-looking statements included in this report are based on information available at the time of the report, and we assume no obligation to update any forward-looking statement.

OVERVIEW

We are engaged in the development and sale of AmeriHost Inn hotels, and the ownership, operation and management of AmeriHost Inn hotels and other mid-price hotels. As of June 30, 2003, we had 62 AmeriHost Inn hotels open, of which 52 were wholly-owned or leased, one was majority-owned, and nine were minority-owned. During the past 12 months, we built and opened five AmeriHost Inn hotels in which we have an ownership interest. Several additional hotels are in various stages of development, including one AmeriHost Inn hotel which recently commenced construction. Same room revenues for all AmeriHost Inn hotels we owned and operated, including unconsolidated minority-owned hotels, are presented below. These results relate to the AmeriHost Inn hotels that have been operating for at least 13 full months during the periods presented.


                                         Three Months          Six Months          Twelve Months
                                            Ended                 Ended                Ended
                                        June 30, 2003         June 30, 2003        June 30, 2003
                                        -------------         -------------        -------------

Occupancy -- current period                 60.9%                55.4%                58.0%
Occupancy -- prior period                   61.3%                55.6%                56.8%
Increase (decrease)                         (0.7%)               (0.4%)                2.1%

Average Daily Rate -- current period       $57.65               $56.42               $57.14
Average Daily Rate -- prior period         $57.86               $56.79               $57.76
Increase (decrease)                         (0.4%)               (0.7%)               (1.1%)

RevPAR -- current period                   $35.11               $31.23               $33.11
RevPAR -- prior period                     $35.46               $31.58               $32.80
Increase (decrease)                         (1.1%)               (1.2%)                0.9%


SUMMARY OF HOTELS. The table below sets forth information regarding our hotels at June 30, 2003.

                                                           Open                 Under
                                                          Hotels            Construction            Total
                                                     -----------------    ----------------     ----------------
                                                     Hotels    Rooms      Hotels   Rooms       Hotels   Rooms
                                                     -------   ------     ------   -------     ------   ------
         Consolidated (1):
             AmeriHost Inn hotels                         53    3,422         -         -          53    3,422
             Other brands                                  7      940         -         -           7      940
                                                     -------   ------     ------   -------     ------   ------
                                                          60    4,362         -         -          60    4,362
                                                     -------   ------     ------   -------     ------   ------
         Unconsolidated:
             AmeriHost Inn hotels                          9      634         -         -           9      634
             Other brands                                  2      228         -         -           2      228
                                                     -------   ------     ------   -------     ------   ------
                                                          11      862         -         -          11      862
                                                     -------   ------     ------   -------     ------   ------
         Totals:
             AmeriHost Inn hotels                         62    4,056         -         -          62    4,056
             Other brands                                  9    1,168         -         -           9    1,168
                                                     -------   ------     ------   -------     ------   ------
                                                          71    5,224         -         -          71    5,224
                                                     =======   ======     ======   =======     ======   ======

(1) Consolidated hotels are those in which we have a 100% or controlling ownership interest or a leasehold interest.

Excluding hotels under development, we had an ownership interest in 71 hotels at June 30, 2003, versus 75 hotels at June 30, 2002. Total consolidated hotels decreased to 60 hotels at June 30, 2003, versus 63 hotels at June 30, 2002. The increased ownership from the development of AmeriHost Inn hotels for our own account and for joint ventures in which we have a non-controlling minority ownership interest, and the acquisition of a non-controlling ownership in a non-core hotel, was more than offset by the sale of AmeriHost Inn hotels to franchisees of Cendant Corporation ("Cendant"), the owner of the AmeriHost Inn brand, and the sale of two non-AmeriHost Inn hotels. We also have several additional new AmeriHost Inn hotel projects in various stages of development.

SOURCES OF REVENUE. Revenues from hotel operations consist of the revenues from all consolidated hotels. Consolidated hotels are those hotels in which we have a 100% or controlling ownership or leasehold interest, and are consolidated in our financial statements. Unconsolidated hotels are those hotels in which we have a minority or non-controlling ownership or leasehold interest, and are accounted for by the equity method. Non-core hotels are those hotels operated as independent of a franchise affiliation, or under a national franchise affiliation other than the AmeriHost Inn brand, such as Days Inn, Ramada Inn, and Howard Johnson Express. Development and construction revenues consist of fees for new construction and renovation activities we perform for unconsolidated hotels and unrelated third parties. We record commissions and revenue from the sale of our consolidated AmeriHost Inn hotels, based upon the net sale price, as these sales are considered part of our strategy of building and selling hotels, and therefore expanding the AmeriHost Inn brand. We receive revenue from management and employee leasing services provided to unconsolidated hotels and unrelated third parties. Incentive and royalty sharing fees consist of the amortization of one-time development incentive fees received upon the sale of an AmeriHost Inn hotel to a third party who enters into an AmeriHost Inn franchise agreement, and our portion of the franchise royalty fees paid by all non-Arlington Hospitality owned AmeriHost Inn hotels to Cendant Corporation, the owner of the AmeriHost Inn brand. Finally, we also own the office building in which our headquarters is located, and receive revenues as landlord from the third-party tenants in the building.

SUMMARY OF SECOND QUARTER AND YEAR-TO-DATE RESULTS. Total revenues decreased 13.8% and 2.2% for the three and six months ended June 30, 2003, respectively, primarily due to decreases in hotel operations and hotel development revenues. Total revenues from Consolidated AmeriHost Inn hotels decreased during the three and six months ended June 30, 2003, due primarily to the sale of hotels and a 0.8% decrease in same room revenue for these hotels. Revenues from the development segment decreased during the three and six months ended June 30, 2003, due to the decrease in hotel development activity for minority-owned and third party entities. Revenues from hotel sales and commissions increased during the three and six months ended June 30, 2003, as a result of the sale of three AmeriHost Inn hotels during the first six months of 2003, including one in the second quarter, at prices higher than the three AmeriHost Inn hotels, including one leased hotel, which were sold during the first six months of 2002. Revenues from hotel management and employee leasing segments decreased during both the three and six month periods ended June 30, 2003, compared to the same periods in 2002, due primarily to the reduction of hotels under management contracts. We recorded a net loss of ($3.4) million and ($4.8) million for the three and six months ended June 30, 2003, compared to net income of approximately $234,000 and a net loss of approximately ($524,000) for the three and six months ended June 30, 2002. These results include non-cash hotel impairment provisions in 2003 and discontinued operations related to non-AmeriHost Inn hotels which have been recorded in connection with the implementation of the plan for hotel disposition and hotel development repositioning as discussed below. The results for the three and six months periods are summarized as follows:

                                                Three Months Ended June 30,           Six Months Ended June 30,
                                               ----------------------------        -------------------------------
                                                   2003             2002                2003             2002
                                               -------------   -------------       --------------  ---------------
      Net income (loss) from continuing
        operations, before impairment          $     171,494   $     359,573       $     (788,870) $       29,138

      Impairment provision, net of tax            (2,738,512)           -              (2,798,512)           -
                                               -------------   -------------       --------------- ---------------
      Net income (loss) from continuing
        operations                             $  (2,567,018)  $     359,573       $   (3,587,382) $       29,138

      Discontinued operations                       (790,767)       (125,505)          (1,252,924)       (552,822)
                                               -------------   -------------       --------------- ---------------
      Net income (loss)                        $  (3,357,785)  $     234,068       $   (4,840,306) $     (523,684)
                                               =============   =============       =============== ===============

      Net income (loss) per share -- Diluted:
        From continuing operations             $     (0.51)    $       0.07        $        (0.72) $         -
        From discontinued operations                 (0.16)          (0.02)                 (0.25)          (0.11)
                                               ------------    ------------        --------------- ---------------
                                               $     (0.67)    $       0.05        $        (0.97) $        (0.11)
                                               ============    ============        =============== ===============


CENDANT AGREEMENT. On September 30, 2000, we sold the AmeriHost Inn brand and franchising rights to Cendant. In connection with this sale we entered into agreements with Cendant that provide for both short-term and long-term incentive payments to us as the AmeriHost Inn brands are expanded, including:

      o for the 25-year term of a royalty-sharing agreement, favorable royalty payment terms on any AmeriHost Inn hotels we own or lease and operate, including hotels owned through joint ventures with prior approval from Cendant;
      o for the 25-year term of the royalty-sharing agreement, the sharing of royalties received by Cendant from all AmeriHost Inn hotels in the franchise system excluding those we own or lease and operate; and
      o   for the 15-year term of a development agreement, a hotel development incentive fee each time an AmeriHost Inn hotel we own/lease and operate is sold to an operator who becomes a Cendant franchisee. We received approximately $221,000 and $919,000 in development incentive fees during the second quarter and first six months of 2003, respectively, which were deferred and are being amortized over a 76-month period.

HOTEL DISPOSITION PLAN AND RESTRUCTURING

We have adopted a strategic plan to sell approximately 25 to 30 hotel properties over the next two years. The properties to be sold include 20 to 25 AmeriHost Inns and six non-AmeriHost hotels that are wholly or partially-owned or in which we have an ownership interest. These hotels are in addition to any properties currently under contract for sale, and the five hotels sold in the first six months of 2003.

The sale of the hotels is expected to:

         o    reduce outstanding debt;
         o    increase operating cash flow;
         o accelerate the generation and realization of sales and royalty-sharing fees related to our agreements with Cendant;
         o provide capital for future hotel development; and o provide capital to repurchase common stock at attractive prices.

We expect that the sale of the hotels under contract and those to be sold as part of the strategic plan will generate net cash of approximately $11.5 million to $14.7 million, after the repayment of the related mortgage debt secured by the individual properties. In addition, we believe that the sales will improve operating cash flow by approximately $1.6 million, pre-tax, annually. Upon successful completion of the sale of the properties in the plan and the properties already under contract, we expect to own or lease 30 to 35 AmeriHost Inn hotels and two non-AmeriHost Inn hotels, excluding any new hotels we develop.

By selling the hotels, we hope to redeploy our assets into activities that will earn higher returns, such as hotel development for third parties and joint ventures. By 2005 we would like our joint venture development activity to grow to an annual rate of 10 to 15 joint venture hotels. Developing hotels through joint ventures requires less capital from the Company, compared to a wholly owned project, allowing us to build more hotels. In addition, the Company intends to develop larger hotels, which is expected to create operational efficiencies, and increase the cash flow from the Cendant agreements through larger development incentive fees and greater royalty sharing payments.

In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for Long-Lived Assets," we have recorded a $5.4 million pre-tax, non-cash impairment charge in the second quarter of 2003, related to some of the hotels targeted for sale, including approximately $4.6 million pre-tax related to AmeriHost Inn hotels and approximately $862,000 pre-tax related to other branded hotels. In total, we expect to record an overall book gain, net of the non-cash impairment charge, from all hotels presently under contract and those slated to be sold, ranging from approximately $1.3 million to $4.5 million, pre-tax. The hotels expected to be sold at a gain will be reported as of the date the sale transactions close for each of these hotels. There can be no assurance that the anticipated sales will be consummated on terms satisfactory to us. The anticipated results from these sales could differ materially from the final amounts included in our quarterly and annual financial statements when they are issued. Our line-of-credit agreement contains certain financial covenants related to tangible net worth, debt to equity ratio and cash flow to debt service ratio. Our lender has agreed to exclude the impact of the non-cash impairment charges from these covenant calculations.

We have reported discontinued operations for the two non-core, non-AmeriHost Inn hotels sold during the periods presented and the five consolidated properties currently marketed for sale. We have reclassified our consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, and our consolidated balance sheet as of June 30, 2003, as a result of implementing SFAS 144 to reflect discontinued operations of consolidated non-AmeriHost Inn hotels sold during this period, or to be sold pursuant to the disposition plan. This reclassification has no impact on our net income or net income per common share. Operations of non-AmeriHost Inn hotels held for sale which are owned by joint ventures, and which are accounted for using the equity method of accounting, are not "discontinued operations" under the provisions of SFAS 144. The sales of our AmeriHost Inn hotels are not treated as discontinued operations due to our long-term royalty sharing agreement for all AmeriHost Inn hotels, which provides for a revenue stream after the properties are sold to a new or existing AmeriHost Inn franchisee. The non-cash impairment charge of approximately $862,000 pre-tax, related to two of the consolidated non-AmeriHost Inn hotels to be sold, has also been included in "discontinued operations" on the accompanying consolidated statement of operations. The remaining three non-AmeriHost Inn hotels to be sold pursuant to this plan are expected to be sold at a total gain of approximately $426,000, which will be recorded in the consolidated financial statements upon the sale of each of these hotels.

In conjunction with the implementation of our hotel disposition plan and the anticipated reduction in hotel ownership, we have undertaken a restructuring under which we expect to reduce our corporate and regional operations staff by 13 people, or approximately 20%. This move is expected to result in annual savings of approximately $580,000 in labor and related costs. We expect these savings to be partially offset by the addition of personnel in the hotel development and financial areas, as described below. In addition, as part of the restructuring:

         o we have not replaced several corporate positions which had been vacated as a result of normal attrition during the last three months, saving us approximately $165,000 annually in payroll and related costs;
         o we have not filled several positions which had been budgeted for in 2003; and
         o our corporate office space needs will be reduced, which will allow us to re-lease the vacated space.

The reduction in staff in connection with the restructuring, coupled with the hiring of additional personnel described below, is designed to change the composition of our staff to reflect our future direction, which we believe will better position us for growth. We expect to incur non-recurring restructuring charges of approximately $140,000 over the next six months. These charges reflect costs of items such as severance benefits, insurance benefits, outplacement services, legal services and office reconfiguration.

Concurrently with the restructuring, we are increasing our business and hotel development team to assist in expanding new hotel development, primarily through joint ventures, and to identify other business opportunities. We are currently replacing and enhancing the roles of two executive hotel development and construction positions recently vacated, and adding two more individuals in the financial and market analysis area. These new and enhanced positions are expected to bring additional depth and knowledge in hotel development, acquisitions and capital markets.

OPERATING RISKS

Our revenues and investments are nearly all in a single industry -- the lodging industry. As a result, our operations and results have been, and will be, adversely affected by one or more of the risks inherent in the lodging industry. These risks, include, but are not limited to: competition and seasonality; cyclical overbuilding; the results and operations of franchisors utilized by our hotels, primarily Cendant; changing levels of demand for hotel rooms and related services, as currently evidenced since the downturn in economic conditions and the September 11, 2001, terrorist attacks; unexpected or ongoing increases in hotel expenses, such as insurance, energy and the costs of wages and benefits; demographic and other market changes which impact customer preferences; changes in governmental regulations that impact the hotel's cost of doing business; the inability to fully reduce hotel expenditures to cover hotel revenue shortfalls; the recurring and extraordinary costs of necessary renovations and refurbishment of hotels; and the impact of geopolitical events.

If the present economic and lodging industry slowdown or concerns over geopolitical events worsens significantly, or continues for a protracted period of time, declines in the occupancy levels or average daily rates of our hotels could have a material adverse effect on our operating results.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in our 2002 Form 10-K.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

The following tables set forth our selected operations data for the three month periods ended June 30, 2003 and 2002. This data should be read in conjunction with our financial statements in Item 1 on this Form 10-Q.

                                            Three Months Ended             Three Months Ended
                                               June 30, 2003                  June 30, 2002
                                        -------------------------       -------------------------          %
                                           Amount         % of            Amount          % of          Increase
                                        (thousands)     Revenues        (thousands)     Revenues       (Decrease)
                                        -----------   -----------       -----------   -----------      ----------
Revenue:
   Hotel operations:
     AmeriHost Inn hotels               $    11,014         69.8%       $    11,685         63.8%           (5.7%)
     Other hotels                               509          3.2%               652          3.6%          (21.8%)
   Development and construction                 617          3.9%             3,007         16.4%          (79.5%)
   Hotel sales and commissions                2,591         16.5%             1,540          8.4%            68.2%
   Management services                          117          0.7%               263          1.4%          (55.4%)
   Employee leasing                             541          3.4%               868          4.7%          (37.6%)
   Incentive and royalty sharing                224          1.4%               147          0.8%            52.6%
   Office building rental                       179          1.1%               156          0.9%            14.5%
                                        -----------   -----------       -----------   -----------      -----------
                                             15,792        100.0%            18,318        100.0%          (13.8%)
                                        -----------   -----------       -----------   -----------      -----------
Operating costs and expenses:
   Hotel operations:
     AmeriHost Inn hotels                     7,733         48.9%             7,824         42.7%           (1.2%)
     Other hotels                               437          2.8%               547          3.0%          (20.0%)
   Development and construction                 544          3.4%             2,626         14.2%          (79.3%)
   Hotel sales and commissions                2,094         13.3%             1,498          8.2%            39.8%
   Management services                           75          0.5%               184          1.0%          (59.4%)
   Employee leasing                             525          3.3%               856          4.7%          (38.7%)
   Office building rental                        47          0.3%                29          0.2%            62.7%
                                        -----------   -----------       -----------   -----------      -----------
                                             11,455         72.5%            13,564         74.0%          (15.5%)
                                        -----------   -----------       -----------   -----------      -----------

                                              4,337         27.5%             4,754         26.0%           (8.8%)

   Depreciation and amortization              1,032          6.5%             1,100          6.0%           (6.1%)
   Leasehold rents -- hotels                  1,270          8.0%             1,272          6.9%           (0.1%)
   Corporate general & administrative           515          3.3%               386          2.2%            33.3%
   Impairment provision                       4,564         29.0%                 -             -                -
                                        -----------   -----------       -----------   -----------      -----------
Operating income (loss)                 $    (3,044)      (19.3%)       $     1,996         10.9%         (252.5%)
                                        ============  ===========       ===========   ===========      ===========

Operating Income by Segment:
   Hotel operations:
     AmeriHost Inn hotels               $     1,163          7.4%       $     1,743          9.5%          (33.3%)
     Other hotels                               (49)       (0.3%)               (42)       (0.2%)          (17.2%)
     Non-cash impairment provision           (4,564)      (29.0%)                 -             -                -
   Development and construction                  72          0.5%               379          2.1%          (81.0%)
   Hotel sales and commissions                  497          3.1%                43          0.2%         1,063.1%
   Management services                           31          0.2%                65          0.4%          (52.3%)
   Employee leasing                              16          0.1%                11          0.1%            43.6%
   Incentive and royalty sharing                224          1.4%               146          0.8%            52.6%
   Office building rental                        91          0.6%                86          0.5%             5.9%
   Corporate general & administrative          (525)       (3.3%)              (435)       (2.5%)          (20.6%)
                                        -----------   -----------       -----------   -----------      -----------
Operating income (loss)                 $    (3,044)      (19.3%)       $     1,996         10.9%         (252.5%)
                                        ============  ===========       ===========   ===========      ===========

REVENUES. Revenues from Consolidated AmeriHost Inn hotels decreased due to the sale of seven Consolidated AmeriHost Inn hotels to Cendant franchisees, partially offset by the opening of four newly constructed AmeriHost Inn hotels. The hotel operations segment included the operations of 54 AmeriHost Inn hotels and one non-AmeriHost Inn hotel comprising 3,637 rooms at June 30, 2003, compared to 55 AmeriHost Inn hotels and one non-AmeriHost Inn hotel comprising 3,759 rooms at June 30, 2002. We have experienced an increase in competition in certain markets, primarily from newly constructed hotels. As a result, there is increased downward pressure on occupancy levels and average daily rates. We believe that as the number of AmeriHost Inn hotels increases, the greater the benefits will be at all locations from marketplace recognition and repeat business. In addition, we typically build new hotels in growing markets where we anticipate a certain level of additional hotel development.

Hotel development revenues are directly related to the number of hotels being developed and constructed for minority-owned entities or unrelated third parties, and the timing of the construction period. We were constructing one hotel for a minority-owned entity during the three months ended June 30, 2003, compared to one minority-owned hotel and one unrelated third party hotel during the three months ended June 30, 2002. However, we also had several additional projects in various stages of pre-construction development during both three-month periods.

We closed on the sale of one wholly owned AmeriHost Inn hotel during the three months ended June 30, 2003, at a price which was higher than the one wholly owned AmeriHost Inn hotel sold during the three months ended June 30, 2002. We intend to continue to build and sell AmeriHost Inn hotels in order to maximize the value inherent in the Cendant transaction while enhancing net income and cash flow. Several hotels are currently under contract to sell, with additional hotels anticipated to be sold pursuant to the plan of disposition discussed above.

Hotel management revenue decreased, due primarily to the decrease in the number of hotels managed for third parties and minority-owned entities, which was 7 hotels, representing 554 rooms, at June 30, 2003, versus 12 hotels, representing 903 rooms, at June 30, 2002.

Employee leasing revenue decreased, due primarily to the reduction in rooms managed for minority-owned entities and unrelated third parties as described above, a concerted effort to decrease payroll costs which is the basis for the employee leasing revenue, and the treatment of workers compensation insurance cost in 2002 versus 2003.

Cendant pays us a development incentive fee each time we sell one of our existing AmeriHost Inn hotels to a buyer who executes an AmeriHost Inn franchise agreement with Cendant. These fees are deferred and recognized as revenue over a 76-month period. Cendant also pays us a portion of all royalty fees Cendant receives from all of its AmeriHost Inn franchisees. Generally, Cendant receives royalty fees from each of their franchisees based upon a percentage of guest room revenue, ranging from 4% to 5%. In turn, Cendant pays us a portion of this fee as stipulated in our agreement with Cendant. These royalty sharing revenues are generally recorded when the related royalty fee is earned. Development incentive and royalty sharing revenue increased as a result of the sale of additional AmeriHost Inn hotels and the increase in the number of non-Company owned AmeriHost Inn hotels franchised with Cendant. We received approximately $221,000 and $535,000 during the three months ended June 30, 2003 and 2002, respectively, in development incentive fees from the sale of AmeriHost Inn hotels, with approximately $159,000 and $91,000 recognized during the three months ended June 30, 2003 and 2002, respectively, from the amortization of this deferred income. We also recorded approximately $65,000 and $56,000 in royalty sharing revenue during the second quarter of 2003 and 2002, respectively.

Office building rental consisting of leasing activities from our office building, increased due to the leasing of additional office space in 2003 versus 2002. On October 1, 2001, we purchased the office building in which our headquarters is located. The building contained approximately 50,000 rentable square feet when acquired, and has been subsequently increased to approximately 56,000 rentable square feet through various building improvements. We occupy approximately 19,000 square feet. Nearly all of the remaining space is leased to unrelated third parties pursuant to long-term leases. Including our space, the building is approximately 87% occupied. As part of the restructuring discussed above, we anticipate a reduction in our office space needs, allowing us to lease more of the building to unrelated third parties.

OPERATING COSTS AND EXPENSES. Total operating costs and expenses decreased, primarily due to decreases in operating costs and expenses from the hotel operations and hotel development segments, as described below. A decrease in operating costs in the hotel operations segment was due primarily to the fewer number of hotels included in this segment -- 53 hotels at June 30, 2003, as compared to 55 hotels at June 30, 2002. Operating costs and expenses as a percentage of revenues for the Consolidated AmeriHost Inn hotels increased due to several hotels operating during their initial stabilization period when revenues are typically lower and significant start-up costs are incurred, as well as increases primarily in the costs of insurance, real estate taxes and ongoing maintenance.

Operating costs and expenses for the hotel development segment decreased, consistent with the decrease in hotel development revenues for the three months ended June 30, 2003, compared to the three months ended June 30, 2002. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased slightly during the three month period ended June 30, 2003 due to the level of hotel construction activity from third parties and minority-owned entities.

Hotel management segment operating costs and expenses decreased primarily due to the decrease in the number of hotel rooms operated and managed for unrelated third parties and minority-owned entities. Employee leasing operating costs and expenses decreased during the three months ended June 30, 2002, compared to the three months ended June 30, 2002, consistent with the decrease in segment revenue for the three months ended June 30, 2003.

Office building rental operating costs and expenses consisted primarily of expenses related to the management of our office building. Some of the office building costs have been allocated to the other operating segments. On October 1, 2001, we purchased the office building in which our headquarters is located and assumed the landlord duties for the other tenants.

Depreciation and amortization expense decreased slightly, primarily due to the sale of consolidated AmeriHost Inn hotels during the last twelve months, offset by the opening of newly constructed hotels, and the acquisition or consolidation of existing hotels.

Leasehold rents - hotels remained consistent in the second quarter of 2003 with the second quarter of 2002, as the portfolio of leased hotels was unchanged.

Corporate general and administrative expense increased due primarily to an increase in professional fees and an increase in director expense associated with a more active board and committee involvement as well as reimbursement of a portion of the out of pocket costs and professional fees in the amount of approximately $64,000 incurred by the Committee to Enhance Shareholder Value, which was responsible for the election of two of our independent directors at the 2002 annual meeting. This reimbursement was approved unanimously by all disinterested members of the Company's Board.

The hotel impairment provision was recorded in connection with our plan for the disposition of certain hotel assets that we intend to market for sale as discussed above. The amount represents an adjustment for certain hotel assets to decrease the carrying value of the assets, prior to the impairment adjustment, to the anticipated market value, net of closing costs. The impairment adjustment includes $4.6 million pre-tax related to AmeriHost Inn hotels to be sold which has been included in operating income. An additional $862,000 pre-tax related to non-AmeriHost Inn hotels to be sold has been included in "discontinued operations" in the accompanying consolidated statements of operations.

OPERATING INCOME BY SEGMENT. The following discussion of operating income by segment is exclusive of any corporate general and administrative expense and the non-cash hotel impairment charges. Operating income from Consolidated AmeriHost Inn hotels decreased due to a decrease in same room revenues, the stabilization of certain hotels, and increase in certain expenses, including insurance, real estate taxes, and maintenance. Operating income from the hotel development segment decreased due to the decrease in hotels developed and constructed for third parties and minority-owned entities during the second quarter of 2003, compared with the second quarter of 2002. Operating income from hotel sales and commissions increased due to the sale of one AmeriHost Inn hotel at a significant profit during the second quarter of 2003, versus the sale of one AmeriHost Inn hotel at a smaller gain during the second quarter of 2002. The decrease in hotel management segment operating income during the second quarter of 2003, was due primarily to a reduction in the number of hotels managed. Employee leasing operating income increased slightly, due primarily to the decrease in employee leasing operating expenses. Office building rental operating income increased, attributable to the leasing of additional office space during the second quarter of 2003 compared to the second quarter of 2002.

INTEREST EXPENSE. The decrease in interest expense during the second quarter of 2003 compared to 2002 was attributable to the sale of AmeriHost Inn hotels. We do not incur any interest expense on sold hotels after the date of sale. The decrease from lower interest on floating rate debt was offset by the mortgage financing of newly constructed or acquired consolidated hotels. We capitalize interest expense incurred during the pre-opening construction period of a consolidated hotel project, as part of the total development cost. The amount capitalized includes both interest charges from a direct construction loan, plus interest computed at our incremental borrowing rate on the total costs incurred to date in excess of the construction loan funding.

CHANGE IN EQUITY OF AFFILIATES. The change in equity of affiliates during the second quarter of 2003, compared to 2002, was primarily attributable to the write down to net realizable value of property in a hotel partnership by $100,000 during the second quarter of 2002, and the recognition of our share of the operations in excess of our stated ownership interest as a result of our position as general partner. Distributions from affiliates were $4,597 during the three months ended June 30, 2003, compared to $4,225 during the three months ended June 30, 2002.

INCOME TAX EXPENSE. We recorded income tax expense, which is directly related to the pre-tax income during the second quarters of 2003 and 2002.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

The following tables set forth our selected operations data for the six month periods ended June 30, 2003 and 2002. This data should be read in conjunction with our financial statements in Item 1 on this Form 10-Q.

                                             Six Months Ended               Six Months Ended
                                               June 30, 2003                  June 30, 2002
                                        -------------------------       -------------------------          %
                                          Amount          % of            Amount          % of          Increase
                                        (thousands)     Revenues        (thousands)     Revenues       (Decrease)
                                        -----------   -----------       -----------   -----------      ----------
Revenue:
   Hotel operations:
     AmeriHost Inn hotels               $    19,536          58.2%      $    20,845          60.7%            (6.3%)
     Other hotels                               846           2.5%            1,005           2.9%           (15.8%)
   Development and construction               2,097           6.2%            4,811          14.0%           (56.4%)
   Hotel sales and commissions                9,034          26.8%            4,901          14.4%            84.4%
   Management services                          228           0.7%              497           1.4%           (54.0%)
   Employee leasing                           1,059           3.2%            1,720           5.0%           (38.5%)
   Incentive and royalty sharing                430           1.3%              256           0.7%            67.6%
   Office building rental                       356           1.1%              318           0.9%            12.0%
                                        -----------   -----------       -----------   -----------      -----------
                                             33,586         100.0%           34,353         100.0%            (2.2%)
                                        -----------   -----------       -----------   -----------      -----------
Operating costs and expenses:
   Hotel operations:
     AmeriHost Inn hotels                    15,397          45.8%           15,403          44.8%             0.0%
     Other hotels                               888           2.6%            1,084           3.2%           (18.2%)

   Development and construction               2,136           6.4%            4,624          13.5%           (53.8%)
   Hotel sales and commissions                7,334          21.8%            3,529          10.3%           107.9%
   Management services                          140           0.4%              339           1.0%           (58.8%)
   Employee leasing                           1,027           3.1%            1,677           4.8%           (38.8%)
   Office building rental                        96           0.3%               46           0.1%           111.3%
                                        -----------   -----------       -----------   -----------      -----------
                                             27,018          80.4%           26,702          77.7%             1.2%
                                        -----------   -----------       -----------   -----------      -----------
                                              6,568          19.6%            7,651          22.3%           (14.2%)

   Depreciation and amortization              2,066           6.2%            2,133           6.2%            (3.2%)
   Leasehold rents -- hotels                  2,541           7.6%            2,619           7.6%            (3.0%)
   Corporate general & administrative           963           2.9%              774           2.3%            24.5%
   Impairment provision                       4,664          13.8%              -               -                -
                                        -----------   -----------       -----------   -----------      -----------
Operating income (loss)                 $    (3,666)        (10.9%)     $     2,125           6.2%          (272.5%)
                                        ============  ===========       ===========   ===========      ===========

                                             Six Months Ended               Six Months Ended
                                               June 30, 2003                  June 30, 2002
                                        -------------------------       -------------------------             %
                                          Amount          % of            Amount          % of            Increase
                                        (thousands)     Revenues        (thousands)     Revenues         (Decrease)
                                        -----------   -----------       -----------   -----------        ----------
Operating Income by Segment:
   Hotel operations:
     AmeriHost Inn hotels               $       (74)         (0.3%)     $     1,160           3.4%          (106.4%)
     Other hotels                              (284)         (0.9%)            (373)         (1.1%)           23.9%
     Non-cash impairment provision           (4,664)        (13.8%)             -               -                -
   Development and construction                 (41)         (0.1%)             184           0.5%          (122.7%)
   Hotel sales and commissions                1,699           5.1%            1,372           4.1%            23.9%
   Management services                           66           0.2%              131           0.4%           (50.0%)
   Employee leasing                              31           0.1%               42           0.1%           (26.9%)
   Incentive and royalty sharing                429           1.3%              257           0.7%            67.6%
   Office building rental                       179           0.5%              195           0.6%            (8.2%)
   Corporate general & administrative        (1,007)         (3.0%)            (843)         (2.5%)          (19.5%)
                                        -----------   -----------       -----------   -----------      -----------
Operating income (loss)                 $    (3,666)        (10.9%)     $     2,125           6.2%          (272.5%)
                                        ============  ===========       ===========   ===========      ===========

REVENUES. Revenues from Consolidated AmeriHost Inn hotels decreased due to the sale of seven Consolidated AmeriHost Inn hotels to Cendant franchisees, and a 1.4% decrease in same room revenues for these hotels, partially offset by the opening of four newly constructed AmeriHost Inn hotels. We have experienced an increase in competition in certain markets, primarily from newly constructed hotels. As a result, there is increased downward pressure on occupancy levels and average daily rates. We believe that as the number of AmeriHost Inn hotels increases, the greater the benefits will be at all locations from marketplace recognition and repeat business. In addition, we typically build new hotels in growing markets where we anticipate a certain level of additional hotel development.

Hotel development revenues are directly related to the number of hotels being developed and constructed for minority-owned entities or unrelated third parties, and the timing of the construction period. We were constructing one hotel for a minority-owned entity during the six months ended June 30, 2003, compared to one minority-owned hotel and one unrelated third party hotel during the six months ended June 30, 2002. However, we also had several additional projects in various stages of pre-construction development during both six-month periods.

We closed on the sale of three wholly owned AmeriHost Inn hotels during the six months ended June 30, 2003, and two wholly owned AmeriHost Inn hotels during the six months ended June 30, 2002. In addition, the landlord sold one of the AmeriHost Inn hotels leased to us during the first six months of 2002 We intend to continue to build and sell AmeriHost Inn hotels in order to maximize the value inherent in the Cendant transaction while enhancing net income and cash flow.

Hotel management revenue decreased, due primarily to the decrease in the number of hotels managed for third parties and minority-owned entities.

Employee leasing revenue decreased, due primarily to the reduction in rooms managed for minority-owned entities and unrelated third parties as described above, a concerted effort to decrease payroll costs which is the basis for the employee leasing revenue, and the treatment of workers compensation insurance cost in 2002 versus 2003.

Development incentive and royalty sharing revenue increased as a result of the sale of additional AmeriHost Inn hotels and the increase in the number of non-Company owned AmeriHost Inn hotels franchised with Cendant. We received approximately $919,000 and $771,000 during the six months ended June 30, 2003 and 2002, respectively, in development incentive fees from the sale of AmeriHost Inn hotels, with approximately $300,000 and $167,000 recognized during the six months ended June 30, 2003 and 2002, respectively, from the amortization of this deferred income. We also recorded approximately $130,000 and $89,000 in royalty sharing revenue during the first six months of 2003 and 2002, respectively.

Office building rental consisting of leasing activities from our office building, increased due to the leasing of additional office space in 2003 versus 2002. On October 1, 2001, we purchased the office building in which our headquarters is located. The building contained approximately 50,000 rentable square feet when acquired, and has been subsequently increased to approximately 56,000 rentable square feet through various building improvements. We occupy approximately 19,000 square feet. Nearly all of the remaining space is leased to unrelated third parties pursuant to long-term leases. Including our space, the building is approximately 87% occupied. As part of the restructuring discussed above, we anticipate a reduction in our office space needs, allowing us to lease more of the building to unrelated third parties.

OPERATING COSTS AND EXPENSES. Total operating costs and expenses decreased, primarily due to decreases in operating costs and expenses from the hotel operations and hotel development segments as described below. A decrease in operating costs in the hotel operations segment was due primarily to the fewer number of hotels included in this segment -- 53 hotels at June 30, 2003, as compared to 55 hotels at June 30, 2002. Operating costs and expenses as a percentage of revenues for the consolidated AmeriHost Inn hotels increased due to several hotels operating during their initial stabilization period when revenues are typically lower and significant start-up costs are incurred, as well as increases primarily in the costs of insurance, real estate taxes, energy, general and administrative, and ongoing maintenance..

Operating costs and expenses for the hotel development segment decreased, consistent with the decrease in hotel development revenues for the six months ended June 30, 2003, compared to the six months ended June 30, 2002. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased during the six month period ended June 30, 2003 due to the level of hotel construction activity from third parties and minority-owned entities.

Hotel management segment operating costs and expenses decreased primarily due to the decrease in the number of hotel rooms operated and managed for unrelated third parties and minority-owned entities. Employee leasing operating costs and expenses decreased during the six months ended June 30, 2002, compared to the six months ended June 30, 2002, consistent with the decrease in segment revenue for the six months ended June 30, 2003.

Office building rental operating costs and expenses consisted primarily of expenses related to the management of our office building. Certain of the office building costs have been allocated to the other operating segments. On October 1, 2001, we purchased the office building in which our headquarters is located and assumed the landlord duties for the other tenants.

Depreciation and amortization expense decreased slightly, primarily due to the sale of consolidated AmeriHost Inn hotels during the last twelve months, offset by the opening of newly constructed hotels, and the acquisition or consolidation of existing hotels.

Leasehold rents - hotels decreased slightly during the first six months of 2003 compared to the first six months of 2002, due to the disposition of one leased hotel during the first quarter of 2002.

Corporate general and administrative expense increased due primarily to an increase in professional fees and an increase in director expense associated with a more active board and committee involvement as well as reimbursement of a portion of the out of pocket costs and professional fees in the amount of approximately $64,000 incurred by the Committee To Enhance Shareholder Value, which was responsible for the election of two of our independent directors at the 2002 annual meeting. This reimbursement was approved unanimously by all disinterested members of the Company's Board.

The hotel impairment provision was recorded primarily in connection with our plan for the disposition of certain hotel assets that we intend to market for sale as discussed above. The amount represents an adjustment for certain hotel assets to decrease the carrying value of the assets, prior to the impairment adjustment, to the anticipated market value, net of closing costs. The impairment adjustment includes $4.7 million pre-tax related to AmeriHost Inn hotels to be sold which has been included in operating income. An additional $862,000 pre-tax related to non-AmeriHost Inn hotels to be sold has been included in "discontinued operations" in the accompanying statements of operations.

OPERATING INCOME BY SEGMENT. The following discussion of operating income by segment is exclusive of any corporate general and administrative expense and the non-cash hotel impairment charges. Operating income from consolidated AmeriHost Inn hotels decreased due to a decrease in same room revenues, the stabilization of certain hotels, and increase in certain expenses, including insurance, real estate taxes, energy, general and administrative, and maintenance. Operating income from the hotel development segment decreased due to the decrease in hotels developed and constructed for third parties and minority-owned entities during the first six months of 2003, compared with the first six months of 2002. Operating income from hotel sales and commissions increased due to the sale of AmeriHost Inn hotels at a greater profit during the first six months of 2003, versus the sale of AmeriHost Inn hotels during the first six months of 2002. The decrease in hotel management segment operating income during the first six months of 2003 was due primarily to a reduction in hotels managed. Employee leasing operating income decreased slightly, due primarily to the decrease in hotel employee payroll expenses. Office building rental operating income decreased, attributable to the change in allocation of expenses to our other business segments.

INTEREST EXPENSE. The decrease in interest expense during the first six months of 2003 compared to 2002 was attributable to the sale of AmeriHost Inn hotels. We do not incur any interest expense on sold hotels after the date of sale. The decrease from lower interest on floating rate debt was offset by the mortgage financing of newly constructed or acquired consolidated hotels. We capitalize interest expense incurred during the pre-opening construction period of a consolidated hotel project, as part of the total development cost. The amount capitalized includes both interest charges from a direct construction loan, plus interest computed at our incremental borrowing rate on the total costs incurred to date in excess of the construction loan funding.

CHANGE IN EQUITY OF AFFILIATES. The change in equity of affiliates during the first six months of 2003, compared to 2002, was primarily attributable to the write down to net realizable value of property in a hotel partnership by $100,000 during the second quarter of 2002, and the recognition of our share of the operations in excess of our stated ownership interest as a result of our position as general partner. Distributions from affiliates were $9,336 during the six months ended June 30, 2003, compared to $10,310 during the six months ended June 30, 2002.

INCOME TAX EXPENSE. We recorded income tax expense, which is directly related to the pre-tax income during the first six months of 2003 and 2002.

OFF-BALANCE SHEET ARRANGEMENTS

Through wholly-owned subsidiaries, we are a general partner or managing member in 14 joint ventures as of June 30, 2003. We are secondarily liable for the obligations and liabilities of these joint ventures. As of June 30, 2003, these joint ventures had $29.3 million outstanding under mortgage loan agreements. Approximately $6.3 million of this amount has been included in our consolidated financial statements as of June 30, 2003, since it is from joint ventures in which we have a majority or controlling ownership interest, leaving approximately $22.9 million in off-balance sheet mortgage debt with unconsolidated joint ventures. If we subsequently obtain a majority or controlling ownership interest in a joint venture, the joint venture's debt will be included in our consolidated financial statements. Of this $22.9 million of financing, we also have provided approximately $18.2 million in guarantees to the lenders. Other partners have also guaranteed $10.8 million of these financings. One unconsolidated joint venture mortgage loan in the amount of approximately $1.7 million at June 30, 2003, which is one of the loans guaranteed by us, matures in 2003. We expect that the joint venture may sell this hotel, extend the loan, or refinance the loan prior to its maturity. The remaining joint venture mortgage loans mature after 2004.

From time to time, we advance funds to joint ventures for working capital and renovation projects. The advances bear interest at rates ranging from prime to 10% per annum and are due upon demand. The advances were $3.0 million at June 30, 2003, and are included in investments in and advances to unconsolidated hotel joint ventures in our consolidated financial statements. We expect the joint ventures to repay these advances through cash flow generated from hotel operations, mortgage financing, and/or the sale of the hotel.

In January 2003, Interpretation No. 46, "Consolidation of Variable Interest Entities", was issued. We are required to adopt the requirements of this Interpretation for interim periods beginning after June 15, 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", and requires that we present any variable interest entities in which we have a majority variable interest on a consolidated basis in our financial statements. We are continuing to assess the provisions of this Interpretation and the impact to us of adopting this Interpretation. Therefore the following amounts may change based on additional analysis. Due to the adoption of this Interpretation, we expect that we will begin to present our investments in three joint ventures in which we have a majority variable interest, on a consolidated basis in our financial statements beginning with the consolidated financial statements issued for the quarterly period ended September 30, 2003. The consolidation of these joint ventures is expected to add approximately $6.8 million in assets and $6.1 million in liabilities to our consolidated balance sheet. As of June 30, 2003, we had investments in, and advances to, these joint ventures of approximately $819,000, which was presented as such under the equity method of accounting in the accompanying consolidated financial statements.

We have determined that our combined effective economic ownership is at least 90% in each of these joint ventures at June 30, 2003. We expect that we will continue to present all of our other unconsolidated investments under the equity method.

The following table summarizes our contractual obligations, including off-balance sheet mortgage loan guarantees provided for certain joint ventures:

                                                                Payments due by period
                                                                ----------------------
                                                        Less than       1 -- 3         3 -- 5         More than
                                          Total          1 year          years          years          5 years
                                      -------------  -------------   -------------  -------------  ---------------

Long-term debt -- consolidated        $  37,010,922  $   7,840,814   $   2,220,539  $   4,547,838  $  22,401,731
Liabilities of assets held for sale --
    non-AmeriHost Inn hotels             11,161,147     11,161,147
Long-term debt of assets held for
    sale -- AmeriHost Inn hotels         25,741,339     25,741,339
Long-term debt -- unconsolidated
    joint ventures                       22,923,726      2,494,621       2,463,323      2,111,167     15,854,615
Line of credit                            4,400,000      4,400,000            -              -              -
Operating leases -- consolidated         66,404,412      5,823,891      11,938,435     12,394,517     36,247,569
Operating leases -- unconsolidated             -              -               -              -              -
Purchase obligations:
    Joint venture buyout                    829,800        829,800            -              -              -
    Lease buyout                          2,225,000      2,225,000            -              -              -
    Construction contracts                  725,771        725,771            -              -              -
Other long-term liabilities                    -              -               -              -              -
                                      -------------  -------------   -------------  -------------  -------------
Total                                 $ 171,422,117  $  61,242,383   $  16,622,297  $  19,053,522  $  74,503,915
                                      =============  =============   =============  =============  =============

We expect these obligations to be funded through operations, including the sale of hotels, or refinanced/extended prior to maturity. The sale of the hotels under contract and those to be sold as part of our hotel disposition plan is expected to generate net cash of approximately $11.5 million to $14.7 million, after the repayment of the related mortgage debt which is included in the amounts above.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

On September 18, 2000, in connection with the approval of all joint venture partners regarding the sale of the AmeriHost Inn brand and franchising rights to Cendant Corporation, we entered into an agreement to purchase the remaining ownership interests in three existing joint ventures at specified prices and to issue options to purchase a total of 125,000 shares of our common stock to the partners of these ventures, canceling existing options to purchase 60,000 shares of the our common stock held by these partners. One of our directors, and parties related to him, were partners in each of these three joint ventures.

The first joint venture acquisition was completed in 2001. The second was completed during the second quarter of 2002 using approximately $800,000. The final acquisition, with a specified purchase price of approximately $830,000, is scheduled to be completed before August 31, 2003. Similar to other joint ventures that the Company had been forming at the time, the Company was the general partner in these three joint ventures and had guaranteed minimum annual distributions to the limited partners, including our director, and parties related to him, in the amount of 10% of their original capital contributions. Upon the consummation of the final joint venture acquisition, we will no longer have any joint ventures in which we have guaranteed a minimum return to our partners.

We currently lease 22 hotels from a REIT. Pursuant to an amendment to the master lease agreement with this REIT, we can facilitate the sale of up to eight leased hotels by the REIT. When the REIT sells a leased hotel to a buyer who becomes an AmeriHost Inn franchisee of Cendant, we receive:

     o a commission from the REIT for facilitating the transaction which is based upon the sale price;
     o    an incremental fee from Cendant;, and
     o long-term royalty sharing fees from Cendant from the future royalties paid to Cendant.


Both we and the REIT choose which properties are sold. For each hotel chosen by us, one hotel is also chosen by the REIT. Our choice is final when the sale transaction closes. The REIT makes their corresponding choice at this time. If we, or the REIT, are not successful in selling the REIT's choice to a third party, then we are obligated under the agreement to purchase the hotel from the REIT at predetermined prices. If we do not complete the purchase of the hotel within the specified time period, then our rent payment on all of the REIT hotels shall be increased by 0.25% each time. We cannot close on the sale of our third and fourth choice until the first and second REIT choices have been sold (or purchased by us), respectively. During 2001, we facilitated the sale of two hotels by the REIT (our first and second choices), and purchased one hotel from the REIT (the REIT's first choice). During 2002, we purchased the REIT's second choice, using approximately $680,000 in cash, plus mortgage financing already committed from an affiliate of the REIT, and facilitated the sale of one hotel by the REIT. We must facilitate the sale or purchase of the REIT's third choice by September 15, 2003, as extended. We believe a sale of this hotel will not be achieved by September 15, 2003, and thus we intend to purchase this hotel by this date using cash of approximately $556,000 and mortgage financing already committed by an affiliate of the REIT of approximately $1.7 million. In June 2003, we paid a non-refundable deposit of $250,000 toward the purchase of this hotel.

LIQUIDITY AND CAPITAL RESOURCES

We have seven main sources of cash from operating activities:

     o    revenues from hotel operations;
     o    fees from development, construction and renovation projects,
     o    revenues from the sale of hotel assets;
     o    fees from management contracts,
     o    fees from employee leasing services,
     o hotel development incentive fees and royalty sharing pursuant to the Cendant transaction, and
     o    rental income from the ownership of an office building.

Approximately 10% of our hotel operations revenues is not received at checkout and is generated through other businesses and contracts, such as direct billings to local companies using the hotel and third party hotel room brokers, which is usually paid within 30 to 45 days from billing. Fees from development, construction and renovation projects are typically received within 15 to 45 days from billing. Due to the procedures in place for processing our construction draws, we typically do not pay our contractors until we receive our draw from the equity or lending source. We typically receive an earnest money deposit from the buyer of a hotel when a sales contract is executed. The remaining proceeds from the sale of hotel assets are received at the time of closing. Management fee revenues typically are received by us within five working days of the end of each month. Cash from our employee leasing segment typically is received as of or prior to the pay date. The development incentive fee from Cendant is typically received within 20 days of the simultaneous closing of the sale of an AmeriHost Inn hotel and the execution by the buyer of a franchise agreement with Cendant, including all proper documentation. Royalty sharing payments from Cendant are received quarterly, based on the actual royalty payments received by Cendant from all AmeriHost Inn hotel franchisees, except for those operated by us. Office space rents are typically received monthly in advance, around the first of each month.

During the first six months of 2003, we received cash from operations of $8.3 million, compared to cash received from operations of $6.3 million during the first six months of 2002, or an increase in cash provided by operations of $2.0 million. The increase in cash flow from operations during the first six months of 2003, when compared to 2002, can be primarily attributed to the sale of three wholly-owned hotels in 2003, versus the sale of two wholly-owned hotels and one leased hotel in 2002, offset by a decrease in hotel development for a minority-owned hotels during 2003, and the decrease in operating income from hotel operations.

We invest cash in three principal areas:

     o the purchase of property and equipment through the construction and renovation of consolidated hotels;
     o    the purchase of equity interests in hotels; and
     o the making of loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital.

From time to time, we may also utilize cash to purchase our own common stock. Our board of directors has authorized a common stock buy back, at any time and without notice, of up to 1,000,000 shares under certain conditions. Under this authorization, to date in 2003 we have repurchased 27,300 shares. The buy back of these shares has partially offset any dilution created by the Chief Executive Officer's purchase of 40,000 newly issued restricted shares in connection with his employment agreement.

During the first six months of 2003, we used $3.1 million in investing activities compared to using $13.9 million during the first six months of 2002. During the first six months of 2003, we used $3.8 million to purchase property and equipment for consolidated AmeriHost Inn hotels and used approximately $185,000 for investments in and advances to affiliates, net of distributions and collections on advances from affiliates, offset by approximately $963,000 in net proceeds from the sale of a non-AmeriHost Inn hotel. During the first six months of 2002, we used $12.1 million to purchase property and equipment for consolidated AmeriHost Inn hotels, used $1.0 million for investments in and advances to affiliates, net of distributions and collections on advances from affiliates, and used approximately $797,000 for the acquisition of partnership interests.

Cash used in financing activities was $4.9 million during the first six months of 2003, compared to cash provided by financing activities of $6.3 million during the first six months of 2002. In 2003, the contributing factors were principal repayments of $7.7 million, including the repayment of mortgages in connection with the sale of a hotel, and net repayments on the line of credit of $2.0 million, offset by $4.7 million in proceeds from the mortgage financing of consolidated hotels. In 2002, the primary factors were principal repayments of $3.7 million, including the repayment of mortgages in connection with the sale of hotels, offset by $9.7 million in proceeds from the mortgage financing of consolidated hotels and approximately $363,000 in net proceeds on the line of credit.

We have secured a $20 million construction line of credit facility, which provides for both construction financing as well as long-term mortgage financing. We utilize this facility primarily for the construction of wholly-owned AmeriHost Inn properties, as approved by the lender on a project-by-project basis. As of June 30, 2003, approximately $11.4 million has been utilized for four hotel projects, which has already been, or will be, automatically converted to long-term financing. We have until October 31, 2003, as extended, to utilize this facility for new construction projects. Any new hotel projects with the financing committed under this facility prior to October 31, 2003 will automatically convert to the long-term financing when construction is completed. We are currently negotiating with this lender for a new or enhanced construction line of credit facility.

Certain of our hotel mortgage notes and our office building mortgage note contain financial covenants, principally minimum net worth requirements, debt to equity ratios, and minimum debt service coverage ratios. These financial covenants are typically measured annually, based upon our fiscal year end. We are not aware of any covenant violations as of June 30, 2003.

The Company's plan to sell certain AmeriHost Inn hotel assets is expected to result in the payoff of the related mortgage debt in the amount of approximately $25.7 million, which has been classified in current liabilities in the accompanying consolidated balance sheet as of June 30, 2003.

At June 30, 2003, we had $4.4 million outstanding under our operating line-of-credit, which matures April 30, 2004. The line-of-credit is collateralized by substantially all of our assets, subject to first mortgages from other lenders on hotel assets, and has a maximum available of $6.5 million, reducing to $6.0 million on September 29, 2003, and to $5.5 million on February 27, 2004. The line-of-credit provides for interest at the rate of prime, plus 2.5%, with a floor of 6.75%. The credit line also provides for the maintenance of certain financial covenants, including minimum tangible net worth, a maximum leverage ratio, a minimum debt service coverage ratio, and a minimum net income covenant for 2003.

We intend to pursue longer term financing options with our current line-of-credit lender or other lenders that would better match our business plan of developing, building and selling AmeriHost Inn hotels. However, there can be no assurance that we will obtain an alternative credit facility of longer duration under terms and conditions that we deem satisfactory.

We expect cash from operations, including proceeds from the sale of hotels, to be sufficient to pay all operating and interest expenses in 2003, as well as commitments to purchase hotel assets, provided that current financing facilities remain in place.

FINANCING RISKS

The availability of financing on reasonable terms is critical to our ability to develop hotels, maintain our operations and sell hotels. Our results and prospects may be materially affected by the availability and conditions of development and mortgage financing and lines-of-credit for us and for potential purchasers and franchisees of our hotels. The requirements of lenders may be influenced by economic and geopolitical conditions, as well as our business. Changes in the availability or terms of financing could have a material adverse effect on us.

SEASONALITY AND OTHER RISKS

The lodging industry, in general, is seasonal by nature. Our hotel revenues are generally greater in the second and third calendar quarters than in the first and fourth quarters due to weather conditions in the primarily midwest markets in which many of our hotels are located, as well as general business and leisure travel trends. This seasonality can be expected to continue to cause quarterly fluctuations in our revenues. Quarterly earnings also may be adversely affected by events beyond our control, such as extreme weather conditions, economic factors, securities and geopolitical concerns and other general factors affecting travel. In addition, hotel construction is seasonal, depending upon the geographic location of the construction projects. Construction activity in the Midwest may be slower in the first and fourth calendar quarters due to weather conditions. Also, since our management fees are based upon a percentage of the hotel's total gross revenues, we are further susceptible to seasonal variations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that the costs associated with exit or disposal activity be recognized and measured at fair value when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. As discussed in Note 17, the Company anticipates incurring restructuring charges of approximately $140,000 over the next six months.

On May 15, 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). The issuance of SFAS 150 was intended to improve the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position and also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. SFAS 150 affects the issuer's accounting for a number of freestanding financial instruments, including mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company does not expect that the implementation of SFAS 150 will require any additional disclosures or changes in presentations be made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We have some cash flow exposure on our long-term debt obligations to changes in market interest rates. We primarily enter into long-term debt obligations in connection with the development and financing of hotels. We maintain a mix of fixed and floating debt to mitigate our exposure to interest rate fluctuations.

Our management believes that fluctuations in interest rates in the near term would not materially affect our consolidated operating results, financial position or cash flows as we have limited risks related to interest rate fluctuations.

The table below provides information about financial instruments that are sensitive to changes in interest rates, for each interest rate sensitive asset or liability as of June 30, 2003. As the table incorporates only those exposures that existed as of June 30, 2003, it does not consider those exposures or positions which could arise after that date. Moreover, the information presented therein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, hedging strategies and prevailing interest rates at the time.

                                                                                             Average Nominal
                                                                  Carrying Value              Interest Rate
                                                                  --------------            -----------------
         Operating line of credit -- variable rate               $     4,400,000                  6.75%
         Mortgage debt -- fixed rate                             $    25,946,914                  7.71%
         Mortgage debt -- variable rate                          $    47,303,974                  6.01%

ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer have concluded, based on their evaluation within 90 days before the filing date of this quarterly report, that our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"), are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of this evaluation.

PART II: Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) The following exhibits are included in this Report on Form 10-Q filed May 15, 2003:

           Exhibit No.              Description

           31.1 Certification of Chief Executive Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2 Certification of Chief Financial Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K. The following reports on Form 8-K were filed during this period covered by this report:

            Date filed             Description

           May 16, 2003         First quarter 2003 earnings press release
           July 15, 2003        Press release providing details of previously
                                announced hotel disposition plan
           July 16, 2003        Press release announcing corporate restructuring


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

                                                ARLINGTON HOSPITALITY, INC.

                                                By: /s/ Jerry H. Herman
                                                    ----------------------------
                                                    Jerry H. Herman
                                                    Chief Executive Officer

                                                By: /s/ James B. Dale
                                                    ----------------------------
                                                    James B. Dale
                                                    Chief Financial Officer
                                                    Chief Accounting Officer
Date:  August 14, 2003

                                  EXHIBIT INDEX


           31.1 Certification of Chief Executive Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2 Certification of Chief Financial Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.