Form 10-Q
period 2003-09-30
ARLINGTON HOSPITALITY INC
filed 2003-11-14
CIK 778423

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 2003

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from  _________________ to ____________________


                           COMMISSION FILE NO. 0-15291

                           ARLINGTON HOSPITALITY, INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                  36-3312434
-----------------------------------         ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

2355 S. ARLINGTON HEIGHTS ROAD, SUITE 400,
       ARLINGTON HEIGHTS, ILLINOIS                                       60005
-------------------------------------------------                     ----------
    (Address of principal executive offices)                          (Zip Code)

                                 (847) 228-5400
                                 --------------
              (Registrant's telephone number, including area code)

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

As of November 13, 2003, 5,019,788 shares of the registrant's common stock were outstanding.

================================================================================

                           ARLINGTON HOSPITALITY, INC.

                                    FORM 10-Q

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003


                                      INDEX


                                                                            Page
                                                                            ----

                          PART I: Financial Information

Item 1 - Financial Statements

         Consolidated Balance Sheets as of September 30, 2003
           and December 31, 2002                                               4

         Consolidated Statements of Operations for the Three and Nine
           Months Ended September 30, 2003 and 2002                            6

         Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2003 and 2002                                   7

         Notes to Consolidated Financial Statements                            9

Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          20

Item 3 - Quantitative and Qualitative Disclosures About Market Risk           36

Item 4 - Controls and Procedures                                              36

                           PART II: Other Information

Item 6 - Exhibits and Reports on Form 8-K                                     37

Signatures                                                                    37

                          Part I: Financial Information

                          Item 1: Financial Statements

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      September 30,     December 31,
                                                                          2003              2002
                                                                      ------------      ------------
                                                                       (UNAUDITED)
                          ASSETS
Current assets:
    Cash and cash equivalents                                         $  4,079,236      $  3,969,515
    Accounts receivable, less allowance of $150,000
       at September 30, 2003 and December 31, 2002 (including
       approximately $273,000 and $166,000 from related parties)         2,390,547         2,064,463
    Notes receivable, current portion                                           --           100,000
    Prepaid expenses and other current assets                              475,852           975,432
    Refundable income taxes                                              1,009,480         1,574,776
    Costs and estimated earnings in excess of billings on
       uncompleted contracts                                               898,367         1,479,101
    Assets held for sale - non-AmeriHost Inn hotels                     11,921,652                --
    Assets held for sale - AmeriHost Inn hotels                         23,832,212                --
                                                                      ------------      ------------
         Total current assets                                           44,607,346        10,163,287
                                                                      ------------      ------------

Investments in and advances to unconsolidated
    hotel joint ventures                                                 3,335,741         4,291,504
                                                                      ------------      ------------

Property and equipment:
    Land                                                                 7,002,362        13,418,378
    Buildings                                                           39,277,983        76,849,071
    Furniture, fixtures and equipment                                   15,232,786        26,553,701
    Construction in progress                                               320,246         6,447,039
    Leasehold improvements                                               2,396,309         2,760,906
                                                                      ------------      ------------
                                                                        64,229,686       126,029,095

    Less accumulated depreciation and amortization                      16,313,014        26,417,755
                                                                      ------------      ------------
                                                                        47,916,672        99,611,340
                                                                      ------------      ------------
Notes receivable, less current portion                                   1,017,875           782,083

Deferred income taxes                                                    5,088,000         2,427,000

Other assets, net of accumulated amortization of
    approximately $928,000 and $1,259,000                                2,776,863         2,658,500

                                                                         8,882,738         5,867,583
                                                                      ------------      ------------
                                                                      $104,742,497      $119,933,714
                                                                      ============      ============


                                   (continued)

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,        December 31,
                                                                                     2003                2002
                                                                                 -------------       -------------
                                                                                  (UNAUDITED)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                             $   2,295,234       $   3,965,028
    Bank line-of-credit                                                              2,250,000           6,384,287
    Accrued payroll and related expenses                                               497,942             827,353
    Accrued real estate and other taxes                                              2,363,238           1,969,297
    Other accrued expenses and current liabilities                                   1,174,735           1,974,350
    Current portion of long-term debt                                                2,997,471           4,038,301
    Liabilities of assets held for sale - non-AmeriHost Inn hotels                  10,974,939                  --
    Long-term debt of assets held for sale - AmeriHost Inn hotels                   23,105,654                  --
                                                                                 -------------       -------------
         Total current liabilities                                                  45,659,213          19,158,616
                                                                                 -------------       -------------
Long-term debt, net of current portion                                              33,657,471          72,203,688
                                                                                 -------------       -------------
Deferred income                                                                     11,407,184          10,867,418
                                                                                 -------------       -------------
Commitments and contingencies
Minority interests                                                                     296,449             333,888
                                                                                 -------------       -------------


Shareholders' equity:
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                                          --                  --
    Common stock, $.005 par value; authorized 25,000,000 shares; issued and outstanding 5,012,788 shares at September 30,
       2003, and 4,962,817 shares at December 31, 2002                                  25,064              24,814
    Additional paid-in capital                                                      13,294,458          13,184,564
    Retained earnings (deficit)                                                        839,533           4,597,601
                                                                                 -------------       -------------
                                                                                    14,159,055          17,806,979
    Less:
         Stock subscriptions receivable                                               (436,875)           (436,875)
                                                                                 -------------       -------------
                                                                                    13,722,180          17,370,104
                                                                                 -------------       -------------
                                                                                 $ 104,742,497       $ 119,933,714
                                                                                 =============       =============



                 See notes to consolidated financial statements.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                           Three Months Ended September 30,     Nine Months Ended September 30,
                                           --------------------------------     ------------------------------
                                                2003               2002             2003              2002
                                           -------------      -------------     ------------      ------------
Revenue:
   Hotel operations:
     AmeriHost Inn hotels                   $ 11,718,099      $ 12,737,246      $ 31,254,120      $ 33,582,408
     Other hotels                                489,724           753,804         1,335,904         1,759,114
   Development and construction                  380,834           929,983         2,478,095         5,740,954
   Hotel sales and commissions                10,040,670                --        19,074,417         4,900,317
   Management services                           124,542           266,931           352,997           763,640
   Employee leasing                              605,993           929,164         1,664,675         2,649,339
   Incentive and royalty sharing                 264,945           130,623           694,594           386,992
   Office building rental                        180,941           153,254           537,164           471,242
                                            ------------      ------------      ------------      ------------
                                              23,805,748        15,901,005        57,391,966        50,254,006
                                            ------------      ------------      ------------      ------------
Operating costs and expenses:
   Hotel operations:
     AmeriHost Inn hotels                      8,027,206         8,271,494        23,424,628        23,675,045
   Other hotels                                  644,396           521,634         1,531,884         1,606,078
   Development and construction                  591,467           944,824         2,727,944         5,568,717
   Hotel sales and commissions                 8,444,575                --        15,779,006         3,528,680
   Management services                            65,918           165,628           205,677           504,455
   Employee leasing                              585,582           916,318         1,612,296         2,593,120
   Office building rental                         45,966            71,297           142,383           116,918
                                            ------------      ------------      ------------      ------------
                                              18,405,110        10,891,195        45,423,818        37,593,013
                                            ------------      ------------      ------------      ------------
                                               5,400,638         5,009,810        11,968,148        12,660,993

   Depreciation and amortization                 701,352         1,088,454         2,767,485         3,221,828
   Leasehold rents - hotels                    1,262,727         1,240,536         3,802,981         3,860,025
   Corporate general and administrative          526,848           755,036         1,489,686         1,528,630
   Impairment provision (Note 13)                143,496                --         4,808,008                --
                                            ------------      ------------      ------------      ------------
Operating income (loss)                        2,766,215         1,925,784          (900,012)        4,050,510

Other income (expense):
   Interest expense                           (1,026,406)       (1,234,343)       (3,266,509)       (3,761,282)
   Interest income                               109,565           151,538           350,446           409,760
   Other income                                 (170,171)           53,107          (128,150)           92,344
   Gain on sale of assets (Notes 9, 16)          400,000           400,000           400,000           727,076
   Equity in net income and (losses)
     of affiliates                              (138,020)           61,697          (412,282)          (59,886)
                                            ------------      ------------      ------------      ------------
Income (loss) before minority
   interests and income taxes                  1,941,183         1,357,783        (3,956,507)        1,458,522

Minority interests in (income) loss of
   consolidated partnerships                     (47,241)          (44,383)         (128,933)          (90,984)
                                            ------------      ------------      ------------      ------------
Income (loss) before income taxes              1,893,942         1,313,400        (4,085,440)        1,367,538

Income tax expense (benefit)                     777,000           539,000        (1,615,000)          564,000
                                            ------------      ------------      ------------      ------------
Net income (loss) from continuing
   Operations                                  1,116,942           774,400        (2,470,440)          803,538

Discontinued operations, net of
   tax (Note 14)                                 (34,704)          (28,713)       (1,287,628)         (581,535)
                                            ------------      ------------      ------------      ------------
Net income (loss)                           $  1,082,238      $    745,687      $ (3,758,068)     $    222,003
                                            ============      ============      ============      ============

Net income (loss) per share (Note 4)
   Basic                                    $       0.22      $       0.15      $      (0.74)     $       0.04
   Diluted                                  $       0.22      $       0.14      $      (0.74)     $       0.04


                 See notes to consolidated financial statements.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                             2003               2002
                                                         ------------       ------------
Cash flows from operating activities:

    Cash received from customers                         $ 59,342,885       $ 58,211,613
    Cash paid to suppliers and employees                  (38,346,052)       (44,903,006)
    Interest received                                         352,049            446,142
    Interest paid                                          (3,844,774)        (4,339,151)
    Income taxes received (paid)                              377,296           (232,152)
                                                         ------------       ------------
Net cash provided by operating activities                  17,881,404          9,183,446
                                                         ------------       ------------

Cash flows from investing activities:

    Distributions, and collections on advances,
       from affiliates                                        555,782            954,088
    Purchase of property and equipment                     (6,311,457)       (14,054,498)
    Purchase of investments in, and advances
       to, minority owned affiliates                       (1,126,506)        (1,418,212)
    Acquisitions of partnership interests,
       net of cash acquired (Note 7)                         (777,237)          (796,786)
    Net issuance of notes receivable                         (135,792)           (18,279)
    Proceeds from sale of assets                            1,362,541             (6,700)
                                                         ------------       ------------
Net cash used in investing activities                      (6,432,669)       (15,340,387)
                                                         ------------       ------------

Cash flows from financing activities:

    Proceeds from issuance of long-term debt                6,888,098          9,660,858
    Principal payments on long-term debt                  (14,104,039)        (4,856,883)
    Net repayments on line of credit                       (4,134,287)          (812,415)
    Distributions to minority interest                        (90,255)          (203,074)
    Issuance of common stock                                  223,908               (311)
    Purchase of common stock                                 (122,439)                --
                                                         ------------       ------------
Net cash (used in) provided by financing activities       (11,339,014)         3,788,175
                                                         ------------       ------------
Net increase (decrease) in cash                               109,721         (2,368,766)

Cash and cash equivalents, beginning of year                3,969,515          4,748,156
                                                         ------------       ------------
Cash and cash equivalents, end of period                 $  4,079,236       $  2,379,390
                                                         ============       ============



                                   (continued)

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                      2003               2002
                                                                                  ------------       ------------
Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                                                 $ (3,758,068)      $    222,003

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation and amortization                                                     3,537,092          4,054,003
   Equity in net (income) loss of affiliates and
     amortization of deferred income                                                   412,282             59,886
   Interest from unconsolidated joint ventures                                        (126,525)           (62,910)
   Minority interests in net income of subsidiaries                                     52,816             92,707
   Amortization of deferred gain                                                      (989,033)          (801,320)
   Deferred income taxes                                                            (2,661,000)         1,143,000
   Issuance of common stock and stock options                                            8,675                190
   Gain on sale of property and equipment                                             (331,083)          (327,076)
   Proceeds from sale of hotels                                                     19,074,417          4,830,870
   Income from sale of hotels                                                       (3,278,094)          (927,401)
   Provision from impairment                                                         5,701,445                 --

   Changes in assets and liabilities, net of effects of acquisition:

     (Increase) decrease in accounts receivable                                       (442,189)            46,573
     Decrease in prepaid expenses and
       other current assets                                                            474,614            579,255
     Decrease (increase) in refundable income taxes                                    565,296         (1,201,152)
     Decrease (increase) in costs and estimated earnings
       in excess of billings                                                           580,734           (108,684)
     Increase in other assets                                                         (812,591)          (177,903)

     (Decrease) increase in accounts payable                                        (1,500,185)            35,048
     (Decrease) increase in accrued payroll and other accrued
       expenses and current liabilities                                               (433,800)           441,752
     Decrease in accrued interest                                                       (5,773)           (18,268)
     Increase in deferred income                                                     1,812,374          1,302,873
                                                                                  ------------       ------------
Net cash provided by operating activities                                         $ 17,881,404       $  9,183,446
                                                                                  ============       ============


                 See notes to consolidated financial statements.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

1.   BASIS OF PREPARATION:

     The September 30, 2003 financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, which consist only of adjustments necessary to present fairly the financial position of Arlington Hospitality, Inc. and subsidiaries as of September 30, 2003 and December 31, 2002, and the results of its operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2002 Annual Report on Form 10-K. Certain reclassifications have been made to the 2002 financial statements in order to conform with the 2003 presentation.

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

4.   EARNINGS (LOSS) PER SHARE:

     Basic earnings per share is calculated by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration of common stock equivalents. Diluted earnings per share gives effect to all dilutive common stock equivalents outstanding for the period. The Company excluded the dilutive effect of stock options, and the impact of convertible partnership interests for the nine-month period ending September 30, 2003, since they had an anti-dilutive effect on the earnings per share computations. The calculations of basic and diluted earnings (loss) per share are presented below. The hotel impairment charges during 2003 relate to the implementation of a plan for the disposition of certain hotels (Note 13).

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------



4.   EARNINGS (LOSS) PER SHARE (CONTINUED):

                                              Three Months Ended September 30,     Nine Months Ended September 30,
                                              -------------------------------      ------------------------------
                                                   2003             2002               2003              2002
                                              ------------       ------------      -----------       ------------
     Net income (loss) from continuing
        operations, before impairment          $ 1,201,438       $   774,400       $   412,568       $   803,538

     Impairment provision, net of tax              (84,496)               --        (2,883,008)               --
                                               -----------       -----------       -----------       -----------
     Net income (loss) from continuing
        operations                             $ 1,116,942       $   774,400       $(2,470,440)      $   803,538

     Discontinued operations (a)                   (34,704)          (28,713)       (1,287,628)         (581,535)
                                               -----------       -----------       -----------       -----------
      Net income (loss)                        $ 1,082,238       $   745,687       $(3,758,068)      $   222,003
                                               ===========       ===========       ===========       ===========

     Net income (loss)                         $ 1,082,238       $   745,687       $(3,758,068)      $   222,003
     Impact of convertible
       partnership interests                        11,543             9,248                --            (6,695)
                                               -----------       -----------       -----------       -----------
     Net income available to
       common shareholders - diluted           $ 1,093,781       $   754,935       $(3,758,068)      $   215,308
                                               ===========       ===========       ===========       ===========

     Weighted average common
       shares outstanding                        5,013,413         4,958,056         5,011,441         4,958,072
     Dilutive effect of:
       Common stock equivalents                     44,053           199,974                --            69,847
       Convertible partnership interests            56,650            84,975                --            84,975
                                               -----------       -----------       -----------       -----------
     Dilutive common shares outstanding          5,114,116         5,243,005         5,011,441         5,112,894
                                               ===========       ===========       ===========       ===========

     Net income (loss) per share - Basic:
        From continuing operations             $      0.23       $      0.16       $     (0.48)      $      0.16
        From discontinued operations                 (0.01)            (0.01)            (0.26)            (0.12)
                                               -----------       -----------       -----------       -----------
                                               $      0.22       $      0.15       $     (0.74)      $      0.04
                                               ===========       ===========       ===========       ===========

      Net income (loss) per share - Diluted:
         From continuing operations            $      0.23       $      0.15       $     (0.48)     $       0.15
         From discontinued operations                (0.01)            (0.01)            (0.26)            (0.11)
                                               -----------       -----------       -----------       -----------
                                               $      0.22       $      0.14       $     (0.74)      $      0.04
                                               ===========       ===========       ============      ===========


     (a) Includes hotel impairment provisions related to non-AmeriHost Inn hotels to be sold of approximately $18,000 and $535,000, net of tax, during the three and nine months ended September 30, 2003, respectively (Notes 13 and 14).

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

     The income tax benefit for the three and nine months ended September 30, 2003 and 2002 was based on the Company's estimate of the effective tax rate expected to be applicable for the full year. The Company expects the effective tax rate to approximate the Federal and state statutory rates.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

6.   HOTEL LEASES:

     The Company leases 21 AmeriHost Inn hotels from a REIT (Note 9), the operations of which are included in the Company's consolidated financial statements. All of these leases are triple net and provide for monthly base rent payments ranging from $14,000 to $27,000. The leases expire through March 2014. In September 2003, the Company purchased an AmeriHost Inn hotel from the REIT pursuant to an amendment to the master lease agreement (Note
     9).

     A joint venture in which the Company has a controlling ownership interest leases one non-AmeriHost Inn hotel, the operations of which are included in the Company's consolidated financial statements. This lease is triple net, providing for rent payments of $20,000 per month, and expires May 31, 2010. This lease provides for a purchase option price of $4,000,000, which approximated the fair value at the lease commencement, subject to increases in the consumer price index. The Company operated another non-AmeriHost Inn hotel under a triple net lease, which was terminated on August 31, 2003 and was not renewed by the Company. The Company has accrued approximately $127,000 at September 30, 2003 in related lease termination fees.

 7.  LIMITED PARTNERSHIP BUYOUT AND GUARANTEED DISTRIBUTIONS:

     On September 18, 2000, in connection with obtaining the approval of all of our joint venture partners to sell the AmeriHost Inn brand and franchising rights to Cendant Corporation, the Company entered into an agreement to purchase the interests owned by the joint venture partners in the three existing joint ventures at specified prices and to issue options to purchase a total of 125,000 shares of the Company's common stock to the partners of these ventures, canceling existing options to purchase 60,000 shares of the Company's common stock held by these partners. A director of the Company, and parties related to him, were partners in each of these three joint ventures.

     The first acquisition of these interests was completed in 2001 at a cost to the Company of approximately $800,000. The second was completed during the second quarter of 2002 at a cost to the Company of approximately $800,000. The final acquisition, with a specified purchase price of approximately $830,000, was completed as of August 31, 2003. As a result of this last transaction, the assets, liabilities, and results of operations of the hotel owned by this joint venture were consolidated in the Company's financial statements, including the subsequent sale of the hotel in September 2003. The Company was the general partner in these three joint ventures and had guaranteed minimum annual distributions to the limited partners, including the director of the Company, and parties related to him. Upon the consummation of the final joint venture acquisition, the Company no longer has any joint ventures in which it has guaranteed a minimum return to its limited partners. In addition, the Company no longer has any joint ventures in which a director of the Company, or parties related to him, is a partner.

     The following is a summary of the acquisitions during the nine months ended September 30, 2003 and 2002:

                                                       2003             2002
                                                  -------------     -------------
         Property and equipment acquired          $   2,006,246         2,279,309
         Other assets acquired                           15,358            38,400
         Long-term debt assumed                      (1,142,941)       (1,466,510)
         Other liabilities assumed                     (101,426)          (54,413)
                                                  -------------     -------------
         Cash paid, net of cash acquired          $     777,237     $     796,786
                                                  =============     =============


8.   INVESTMENTS:

     The Company, through wholly-owned subsidiaries, is a general partner or managing member in 14 joint ventures as of September 30, 2003. The Company's subsidiaries are secondarily liable for the obligations and liabilities of these joint ventures. As of September 30, 2003, these joint ventures had $27.9 million outstanding under mortgage loan agreements. Approximately $6.3 million of this amount has been included in the Company's consolidated financial statements as of September 30, 2003, because it relates to joint ventures in which the Company has a majority or controlling ownership interest, leaving approximately $21.6 million in

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

     off-balance sheet mortgage debt with unconsolidated joint ventures. If the Company subsequently obtains a majority or controlling ownership interest in a joint venture, the joint venture's debt will be included in the Company's consolidated financial statements. Of this $21.6 million of financing, the Company also has provided approximately $17.0 million in guarantees to the lenders. Other partners have also guaranteed $10.8 million of these financings. One unconsolidated joint venture mortgage loan in the amount of approximately $1.7 million at September 30, 2003, which is one of the loans guaranteed by the Company, matured on November 1, 2003, however the lender has extended the maturity date of the loan to November 1, 2004. Unless the properties collateralizing the debt are sold, the remaining joint venture mortgage loans mature after 2004.

     The Company applies the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," with respect to mortgage loan guarantees for joint ventures in which the Company is a partner. This interpretation elaborates on the disclosures required by the guarantor and requires the guarantor to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. During the third quarter of 2003, the Company provided a guarantee related to the mortgage debt of a joint venture in which it shares the responsibility of the guarantee on a joint and several basis with its joint venture partners. The guarantee is effective for the 20-year term of the mortgage loan. The Company has recorded as an additional investment in this joint venture, and a liability for its share of this guarantee, of approximately $40,000, its estimated fair value, as of September 30, 2003.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

8.   INVESTMENTS (CONTINUED):

     In January 2003, Interpretation No. 46, "Consolidation of Variable Interest Entities", was issued. The Company is required to adopt the requirements of this Interpretation for interim periods beginning after December 15, 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and requires that the Company present any variable interest entities in which it has a majority variable interest on a consolidated basis in its financial statements. The Company is continuing to assess the provisions of this Interpretation and the impact to the Company of adopting this Interpretation. Therefore the following amounts may change based upon additional analysis. Due to the adoption of this Interpretation, the Company expects that it will begin to present its investments in three joint ventures in which it has a majority variable interest, as determined in accordance with the provisions of this Interpretation, on a consolidated basis in its financial statements beginning with the consolidated financial statements issued for the quarterly period ended December 31, 2003. The consolidation of these joint ventures is expected to add approximately $6.8 million in assets and $6.1 million in liabilities to the Company's consolidated balance sheet. As of September 30, 2003, the Company had investments in, and advances to, these joint ventures of approximately $608,000, which was presented as such under the equity method of accounting in the accompanying consolidated financial statements. The Company expects that it will continue to present all of its other unconsolidated investments under the equity method.

9.   SALE/LEASEBACK OF HOTELS:

     In 1998 and 1999, the Company sold and leased back 30 AmeriHost Inn hotels to a Real Estate Investment Trust ("REIT") for $73 million. The leases had an initial term of ten years, with two five-year renewal options. The lease payments were fixed at 10% of the sale price for the first three years. Thereafter, the lease payments are subject to a CPI increase with a 2% annual maximum. The Company deferred the gain on the sale of these hotels pursuant to sale/leaseback accounting. The deferred gain is being recognized on a straight-line basis over the term of the lease, including the five year extension discussed below, as a reduction of leasehold rent expense. As of September 30, 2003, the aggregate remaining unamortized deferred gain was approximately $6.6 million.

     In January 2001, the Company amended the master lease with the REIT to provide for the sale of eight hotels by the lessor under specified terms, and to extend the initial lease term by five years. The amendment provides for four increases in rent payments of 0.25% each, if these eight hotels are not sold to an unrelated third party or to the Company by the dates specified. As of September 30, 2003, the first three scheduled rent increases were not effective due to the sale of hotels by the REIT to the Company. The third scheduled increase was avoided in September 2003, when the Company purchased a hotel from the REIT, using cash of approximately $556,000 and mortgage financing provided by the REIT of approximately $1.7 million. The unamortized deferred gain related to the initial sale of this hotel to the REIT was recorded as a basis reduction to the hotel asset. Upon its purchase, this hotel was classified as held for sale (Note 13), and the difference in the total purchase price, net of the unamortized deferred gain, and its fair market value was recorded as a leasehold interest to be amortized over the remaining term of the remaining REIT leases. If the Company does not either facilitate the sale to a third party, or purchase from the REIT, one hotel at a price of approximately $2.6 million prior to June 5, 2004, the fourth 0.25% rent increase becomes effective. If the Company decides to purchase this hotel prior to June 4, 2004, it intends to fund the $2.6 million purchase price with a combination of mortgage debt to be obtained and cash from operations or working capital.

     The REIT sold one of its hotels to an unrelated third party during the nine months ended September 30, 2002. Consequently, the Company terminated the lease with the REIT for this hotel and recognized a commission from the sale of this hotel, which is classified as hotel sales and commissions in the accompanying consolidated financial statements. The unamortized deferred gain related to the initial sale of this hotel of approximately $327,000 was recognized upon termination of the applicable lease.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

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

     Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, operating income, identifiable assets, capital expenditures and depreciation and amortization for each business segment, as of and for the nine months ended September 30, 2003 and 2002, which is the information utilized by the Company's decision makers in managing the business:

     Revenues                                         2003            2002
                                                  -----------      -----------
          Hotel operations                        $32,590,024      $35,341,522
          Hotel development and construction        2,478,095        5,740,954
          Hotel sales and commissions              19,074,417        4,900,317
          Hotel management                            352,997          763,640
          Employee leasing                          1,664,675        2,649,339
          Incentive and royalty sharing               694,594          386,992
          Office building rental                      537,164          471,242
                                                  -----------      -----------
                                                  $57,391,966      $50,254,006
                                                  ===========      ===========


     Operating costs and expenses

          Hotel operations                        $24,956,512      $25,281,123
          Hotel development and construction        2,727,944        5,568,717
          Hotel sales and commissions              15,779,006        3,528,680
          Hotel management                            205,677          504,455
          Employee leasing                          1,612,296        2,593,120
          Office building rental                      142,383          116,918
                                                  -----------      -----------
                                                  $45,423,818      $37,593,013
                                                  ===========      ===========

     Operating income

          Hotel operations:
              AmeriHost Inn hotels                $ 1,836,236      $ 3,546,330
              Other hotels                           (559,413)        (288,134)
              Impairment provision                 (4,808,008)              --
          Hotel development and construction         (252,543)         167,890
          Hotel sales and commissions               3,295,411        1,371,638
          Hotel management                            113,137          219,576
          Employee leasing                             50,679           54,467
          Incentive and royalty sharing               694,594          386,991
          Office building rental                      273,110          236,253
          Corporate                                (1,543,215)      (1,644,501)
                                                  -----------      -----------
                                                  $  (900,012)     $ 4,050,510
                                                  ===========      ===========

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

10.  BUSINESS SEGMENTS (CONTINUED):

     Identifiable assets                                           2003            2002
                                                             -------------     ------------
          Hotel operations                                   $  88,564,733     $105,445,693
          Hotel development and construction                     2,119,425        2,034,119
          Hotel management                                         648,770          241,122
          Employee leasing                                         158,739         (228,958)
          Office building rental                                 6,435,439        6,752,250
          Corporate                                              6,835,391        6,569,114
                                                             -------------     ------------
                                                             $ 104,742,497     $120,713,340
                                                             =============     ============

     Capital expenditures

          Hotel operations, including new construction
            of company owned hotels                            $ 6,246,432      $13,754,704
          Hotel development and construction                           503               --
          Hotel management                                          14,292            9,811
          Employee leasing                                              --               --
          Office building rental                                    48,373          273,605
          Corporate                                                  1,857           16,378
                                                               -----------      -----------
                                                               $ 6,311,457      $14,054,498
                                                               ===========      ===========

     Depreciation/Amortization

          Hotel operations                                      $2,553,708       $2,942,179
          Hotel development and construction                         2,694            4,346
          Hotel management                                          34,183           39,609
          Employee leasing                                           1,700            1,752
          Office building rental                                   121,671          118,071
          Corporate                                                 53,529          115,871
                                                                ----------       ----------
                                                                $2,767,485       $3,221,828
                                                                ==========       ==========

11.  BANK LINE OF CREDIT:

     The Company had $2,250,000 and $6,384,287 outstanding on its bank operating line-of-credit at September 30, 2003 and December 31, 2002, respectively. The operating line of credit provides for a maximum amount available of $6.0 million and is collateralized by substantially all the assets of the Company, subject to first mortgages from other lenders on hotel assets, bears interest at the rate of prime plus 2.5% per annum, with a minimum rate of 6.75% per annum (effective rate as of September 30, 2003), and matures April 30, 2004. The maximum commitment under the line-of-credit was reduced from $6.5 million to $6.0 million on September 29, 2003, and will be reduced to $5.5 million on February 27, 2004. The Company is also required to maintain certain financial covenants, including minimum net income, minimum tangible net worth, a maximum leverage ratio and a minimum debt service coverage ratio. The line-of-credit agreement was amended to eliminate the non-cash financial impact of the plan for disposition of hotels on the covenant calculations (Note 13).

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

12.  LONG-TERM DEBT:

     The Company's plan to sell certain AmeriHost Inn hotel assets (Note 13) is expected to result in the payoff of the related mortgage debt in the amount of approximately $23.1 million, which has been classified in current liabilities in the accompanying consolidated balance sheet as of September 30, 2003. This amount includes approximately $800,000 which is contractually due within the next twelve months regardless of the plan for hotel disposition. The Company's plan to sell certain non-AmeriHost Inn hotel assets is expected to result in the payoff of the related mortgage debt in the amount of approximately $10.4 million, which has been classified in current liabilities in the accompanying consolidated balance sheet as of September 30, 2003 (Note 14). This amount includes approximately $1.4 million which is contractually due within the next twelve months regardless of the plan for hotel disposition.

     Approximately $3.0 million is classified as the Company's current portion of long-term debt which is the principal amount due within the next twelve months on mortgages which are not related to the assets held for sale, including one hotel mortgage in the amount of approximately $1.6 million. The Company expects this loan to be repaid through the sale of the hotel, or refinanced prior to maturity. If refinanced or extended, the Company believes that it can obtain substantially similar terms. The Company also has a mortgage loan on the office building in which its headquarters is located, and on October 1, 2003, the lender extended the maturity date to January 1, 2006. The hotel mortgage loans bear interest at the floating rates of prime minus 0.25% to prime plus 2.5% per annum, and the office building loan bears interest at the floating rate of either prime minus 0.25% or LIBOR plus 2.25%, as chosen by the Company.

     The Company has secured a $20 million construction line of credit facility, which provides for both construction financing as well as long-term mortgage financing. The Company utilizes this facility primarily for the construction of wholly-owned AmeriHost Inn properties, as approved by the lender on a project-by-project basis. The loans under this facility bear interest at the floating rate of LIBOR plus 2.25%. As of September 30, 2003, approximately $8.2 million has been drawn to finance three hotel projects. These amounts have been, or will be, automatically converted to long-term financing. The lender's commitment to utilize this facility for new construction projects expired October 31, 2003, however the Company is currently negotiating with this lender for an extended and enhanced construction line of credit facility.

     Certain of the Company's hotel mortgage notes and the Company's office building mortgage note contain financial covenants, principally minimum net worth requirements, debt to equity ratios, and minimum debt service coverage ratios. These financial covenants are typically measured annually, based upon the Company's fiscal year end. The Company is not aware of any covenant violations as of September 30, 2003.

13.  SALE OF HOTELS AND PLAN FOR FUTURE HOTEL DISPOSITIONS:

     The Company sold six wholly-owned AmeriHost Inn hotels during the nine months ended September 30, 2003. Net sale proceeds from these hotels was approximately $19.1 million, which has been included in hotel sales and commission revenue in the accompanying consolidated financial statements. The net book value of these hotels at the time of their sales was approximately $15.8 million, resulting in operating income from the sale of these hotels of approximately $3.3 million. In addition, approximately $11.3 million in mortgage debt was paid off with proceeds from the sale of these hotels.

     Also, during the second quarter of 2003, a joint venture in which the Company had a controlling ownership interest, and was therefore consolidated in the Company's financial statements, sold its non-AmeriHost Inn hotel. This sale resulted in the reduction of the joint venture's mortgage debt of approximately $925,000, which was paid off with the proceeds from the sale, and a pretax loss of approximately $86,000. An impairment provision of $450,000 had been recorded for this hotel in 2002. The bank that provided the mortgage debt to this joint venture, which was paid off as a result of this sale, is owned by a director of the Company. In addition, a joint venture in which the Company had a minority ownership interest sold its hotel asset during the first quarter of 2003. The Company accounts for this joint venture by the equity method and has included its share of the gain from this sale in equity in net income and (losses) of unconsolidated joint ventures in the accompanying consolidated financial statements.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


13.  SALE OF HOTELS AND PLAN FOR FUTURE HOTEL DISPOSITIONS (CONTINUED):

     Effective July 10, 2003, the Company implemented a plan to sell approximately 25 - 30 hotel properties over the next two years. The properties to be sold included 20-25 AmeriHost Inns and six non-AmeriHost hotels that are wholly owned or in which the Company has an ownership interest. The Company hired a national hotel brokerage firm to market most of the properties and manage the sales process. These hotels were in addition to five AmeriHost Inn properties under contract for sale at the time, of which three were sold through September 30, 2003. The Company expects this plan to reduce debt (Notes 11 and 12) and generate cash to pursue development and other strategic objectives as well as accelerate the economic benefits of the Company's transaction with Cendant Corporation, the owner of the AmeriHost Inn franchise system. However, there can be no assurances under the plan as to timing, terms of sale, or that any additional sales will be consummated.

     In connection with the implementation of the plan to sell hotels, and in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for Long-Lived Assets," the Company recorded a $5.4 million pre-tax, non-cash impairment charge as of June 30, 2003, related to 17 of the hotels targeted for sale. Approximately $862,000 pre-tax of the non-cash impairment charge relates to three consolidated non-AmeriHost Inn hotels anticipated to be sold, and has been included in "discontinued operations" (Note 14). The non-cash impairment charge represents an adjustment to reduce the carrying value of certain hotel assets to the estimated sales prices, net of estimated costs to sell. During the third quarter of 2003, the Company recorded an additional approximately $175,000 of non-cash impairment charges, including approximately $31,000 which has been included in "discontinued operations." These additional impairment adjustments recorded in the third quarter of 2003 were related to three hotels in which an impairment adjustment was recorded during the second quarter of 2003. The additional impairment adjustments were based upon offers or letters of intent received on certain hotels after the initial implementation of the plan to sell hotels, which were considered to be an updated estimate of the current market values.

     SFAS 144 also requires long-lived assets to be sold to be classified as "held for sale" in the period in which certain criteria are met, including the probable sale of the asset within one year. Based on the implementation of this plan for hotel dispositions, the hotel assets identified for sale, which are being actively marketed and expected to be sold within a twelve month period, have been classified as "held for sale" on the accompanying consolidated balance sheet as of September 30, 2003. Hotels identified as part of the plan of disposition which are not currently marketed, and are not expected to be sold within the next twelve months, have not been classified as "held for sale." The debt which is expected to be paid off (Note 12) as a result of these hotel sales has been classified as current liabilities in the accompanying consolidated financial statements. The results of the operations of business components which have been disposed of or classified as "held for sale" are to be reported as discontinued operations if such operations and cash flow have been or will be eliminated from the Company's ongoing operations. Accordingly, the disposition of non-AmeriHost Inn hotels have been treated as discontinued operations (Note
     14). However, the disposition of AmeriHost Inn hotels, although classified as "held for sale" on the accompanying consolidated balance sheet, have not been treated as discontinued operations due to the ongoing royalty fees to be earned by the Company after their disposition.

14.  DISCONTINUED OPERATIONS:

     The Company has reclassified its consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002, and its consolidated balance sheet as of September 30, 2003, as a result of implementing SFAS 144 to reflect discontinued operations of seven consolidated non-AmeriHost Inn hotels sold during this period, or to be sold pursuant to the plan for hotel dispositions (Note 13). The non-AmeriHost Inn hotels held for sale are expected to be sold within the next twelve months. This reclassification has no impact on the Company's net income or net income per common share. Non-AmeriHost Inn hotels sold or held for sale, which are owned by joint ventures and accounted for using the equity method of accounting, are not presented as "discontinued operations," nor are the sales of the AmeriHost Inn hotels due to the Company's long-term royalty sharing agreement for all non-Company owned AmeriHost Inn hotels. This agreement provides for a revenue stream from Cendant Corporation, the owner of the AmeriHost Inn brand, after the properties are sold to a new or existing AmeriHost Inn franchisee. Condensed financial information of the results of operations for the hotels presented as discontinued operations is as follows:

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

14.  DISCONTINUED OPERATIONS (CONTINUED):

                                             Three Months Ended September 30,    Nine months Ended September 30,
                                             -------------------------------     -------------------------------
                                                  2003            2002                2003              2002
                                             ------------       ------------     ------------       ------------
     Hotel Operations:
           Revenue                            $ 1,839,565       $ 2,488,977       $ 5,138,333       $ 6,716,845
           Costs and expenses                   1,484,783         2,013,216         4,793,112         6,028,054
                                              -----------       -----------       -----------       -----------

                                                  354,782           475,761           345,221           688,791

        Depreciation and amortization              96,439           235,719           769,607           832,176
        Leasehold rents - hotels                   43,233            64,850           172,933           264,013
        Hotel impairment provision                 31,368                --           893,438                --
                                              -----------       -----------       -----------       -----------
     Operating income (loss)                      183,742           175,192        (1,490,757)         (407,398)

     Other income (expense):
           Interest expense                      (171,059)         (211,764)         (572,491)         (559,601)
           Other income (expense)                 (70,387)             (938)          (72,263)           (2,813)
           Gain on sale of property                    --                --           (86,235)               --
                                              -----------       -----------       -----------       -----------
     Loss from discontinued
        operations, before minority
        interests and income taxes                (57,704)          (37,510)       (2,221,746)         (969,812)

     Minority interests in (income) loss
        of consolidated joint ventures                 --           (11,203)           76,118            (1,723)
                                              -----------       -----------       -----------       -----------
     Loss from discontinued operations,
        before income taxes                       (57,704)          (48,713)       (2,145,628)         (971,535)

     Income tax expense (benefit)                 (23,000)          (20,000)         (859,000)         (390,000)
                                              -----------       -----------       -----------       -----------
     Net loss from discontinued
        operations                            $   (34,704)      $   (28,713)      $(1,286,628)      $  (581,535)
                                              ===========       ===========       ===========       ===========

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

14.  DISCONTINUED OPERATIONS (CONTINUED):

     The assets and liabilities of the one non-AmeriHost Inn hotel sold in 2003, one leased non-AmeriHost Inn hotel which was terminated in the third quarter of 2003, and five consolidated non-AmeriHost Inn hotels to be sold pursuant to the plan for hotel disposition, and which are included in discontinued operations, have been classified as held for sale and liabilities related to assets held for sale in the accompanying consolidated balance sheet as of September 30, 2003. Condensed balance sheet information for these hotels is as follows:

                                                         September 30,
                                                             2003
                                                         ------------
                          ASSETS
     Current assets:
          Cash and cash equivalents                      $    376,652
          Accounts receivable                                 125,281
          Prepaid expenses and other current assets            29,157
                                                         ------------
              Total current assets                            531,090
                                                         ------------

     Property and equipment                                17,159,125
     Less accumulated depreciation and amortization        (5,601,758)
                                                         ------------
                                                           11,557,367
                                                         ------------
     Other assets, net of accumulated amortization            209,847
                                                         ------------
                                                         $ 12,298,304
                                                         ============

                       LIABILITIES
     Current liabilities:
          Accounts payable                               $    221,091
          Accrued payroll and other expenses                  345,453
          Current portion of long-term debt                 1,373,281
                                                         ------------
              Total current liabilities                     1,939,825

     Long-term debt, net of current portion                 9,035,114

     Minority interests                                            --
                                                         ------------
                                                         $ 10,974,939
                                                         ============

15.  SUPPLEMENTAL CASH FLOW DATA:

     The following represents the supplemental schedule of noncash investing and financing activities for the nine month periods ended September 30:

                                                                     2003              2002
                                                                 -----------       -----------
         Notes received in connection with the
           sale of hotels                                        $   250,000
                                                                 ===========

     Sale of assets:
           Cost basis of assets sold                             $ 2,583,835       $    32,578
           Accumulated depreciation at sale                       (1,535,059)           (7,147)
           Deferred income                                                --          (352,507)
           Gain on sale                                              313,765           727,076
                                                                 -----------       -----------
           Net cash proceeds                                     $ 1,362,541       $   400,000

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

                                                                     2003              2002
                                                                 -----------       -----------
     Interest paid, net of interest capitalized                  $ 3,845,000       $ 4,339,000
                                                                 ===========       ===========

     Liabilities assumed in connection with the acquisition
       of hotel partnership interests                            $ 1,244,000       $ 1,521,000
                                                                 ===========       ===========


     Reclassification of deferred gain against the
       basis of acquired assets (Note 9)                         $   263,000       $   348,000
                                                                 ===========       ===========

     Exchange of note receivable and accrued interest
       for an investment in a hotel partnership                                    $ 1,214,000
                                                                                   ===========

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

16.  SALE OF AMERIHOST INN BRAND, INCENTIVE AND ROYALTY FEES:

     The Company sold the AmeriHost Inn brand name and franchising rights to Cendant Corporation ("Cendant") in 2000. Pursuant to the terms of the sale agreement, in addition to the funds received upon closing, the Company was due three annual installments of $400,000 each. The Company received each of the $400,000 payments as scheduled, including the final installment which was due on September 30, 2003. These payments have been classified as gain on sale of assets in the accompanying consolidated financial statements.

     In connection with the sale of the brand, Cendant agreed to pay the Company a development incentive fee each time the Company sells one of its existing AmeriHost Inn hotels to a buyer who executes an AmeriHost Inn franchise agreement with Cendant. In addition, this fee also will be paid to the Company for new hotels that the Company develops which are then sold to a buyer who executes a franchise agreement with Cendant. This fee applies to the first 370 hotels sold by the Company during the 15-year term of the agreement. To date, the Company has collected the fee on 24 hotels. Since the Company may be required to reimburse Cendant, from future fees earned, in the event the buyer defaults on the franchise agreement, within the first 76 months, these fees are deferred when received, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The deferred fees are amortized as incentive and royalty sharing segment revenue in the accompanying consolidated financial statements on a straight-line basis over the 76-month period as the contingencies on the revenues are removed.

17.  EMPLOYEE AND DIRECTOR COMPENSATION:

     Prior to 2003, the Company applied APB No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the intrinsic method, in accounting for options granted to employees. Accordingly, no compensation costs were recognized for stock options granted, when the exercise price was equal to the market value of the underlying stock on the date of grant. During the second quarter of 2003, the Company adopted FASB Statement No. 123, "Accounting for Stock Based Compensation," as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" prospectively, with an effective date of January 1, 2003. Under FASB Statement No. 123, the Company records the fair value of any stock based award as compensation expense as of the date the award is granted.

     Non-employee Director Restricted Stock Plan

     On August 13, 2003, the 1996 Non-Employee Director Stock Option Plan was terminated. On October 29, 2003, the shareholders approved the Non-Employee Director Restricted Stock Plan. This plan provides for the issuance of restricted common stock to non-employee directors as part of their overall compensation. A total of 200,000 restricted shares of common stock can be issued under the plan. On November 10, 2003, the Company granted 40,500 shares of restricted common stock to the directors pursuant to the plan, of which 75% vested immediately, as these shares related to services performed during the first three quarters of 2003, and 25% will vest on December 31, 2003. The Company will expense approximately $156,000 in the fourth quarter of 2003 in connection with these restricted stock grants.

     Long-Term Incentive Plan

     On October 29, 2003, the Company's 1996 Omnibus Incentive Stock Plan was terminated and the shareholders approved a Long-Term Incentive Plan ("LTIP") for key employees. The LTIP provides for the issuance of stock based awards to key employees as part of their overall compensation. A total of 550,000 restricted shares of common stock, stock options, or other stock based awards can be issued under the plan. No stock based awards have been granted pursuant to this plan to date.

     Employment Agreements

     During the three months ended September 30, 2003, the Company entered into employment agreements with two executives. The agreements expire in December 2005, and provide for total annual base compensation of approximately $303,000. The agreements also provide for performance bonuses payable in a combination of cash and restricted common stock of the Company, pursuant to the LTIP.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

     During the first quarter of 2003, the Company entered into an employment agreement with its Chief Executive Officer. The agreement expires on December 31, 2005, and provides for total annual base compensation of $300,000. The agreement also provides for performance bonuses tied to company performance, and is payable in a combination of cash and restricted common stock of the Company.

     In connection with his employment agreement, during the first quarter of 2003, the Chief Executive Officer was granted a 30-day right to purchase up to 75,000 shares of restricted common stock by February 6, 2004, at a price which was the greater of the (i) $3.00 per share, (ii) the January 6, 2003 closing price of the Company's stock, or (iii) the closing price of the stock immediately preceding a press release announcing the CEO's hiring. If not exercised during the initial 30 days, the agreement also provided an additional 30 days to exercise the right at a price which was the greater of (i) the first option price, (ii) $3.25 per share, or (iii) the average closing price of the 30 days prior to the date of exercise. The Chief Executive Officer exercised a portion of the right and purchased 40,000 newly issued shares of common stock, subject to restrictions, for approximately $126,000. The fair value of this right to purchase restricted stock was nominal, and will be recorded as compensation expense pursuant to the transition rules of FASB Statement No. 148.

     An employment agreement with another executive executed in August 2003 contained a 30-day right to purchase up to 25,000 shares of restricted common stock by September 18, 2003, at a price which was the greater of (i) $3.18 per share, (ii) the August 18, 2003 closing price of the Company's stock, or (iii) the closing price of the stock on the day immediately preceding a press release announcing the executive's hiring. The agreement was later amended to provide an additional 30-day option at a price which was at the greater of (i) the first option price, (ii) $3.49 per share, or
     (iii) the average closing price of the 30 days prior to the date of exercise. As an incentive to the executive to exercise this right, the agreement provided for a cash bonus of up to 10% of the total purchase price of the stock purchased pursuant to this right, subject to a maximum of $6,000, prorated for the number of shares purchased. The fair value of these rights to purchase restricted stock was nominal, and was recorded as compensation expense during the third quarter of 2003. This option expired on October 18, 2003, without exercise.

18.  RESTRUCTURING COSTS:

     In conjunction with the implementation of the plan for hotel dispositions (Note 13) and the anticipated reduction in hotel ownership, starting in July 2003, the Company announced a plan to reduce its corporate and regional operations staff by 13 people, or approximately 20 percent, over the next six months. In addition, the Company's corporate office space needs have been reduced. The Company owns the building that houses its corporate offices, and plans to lease the vacated space.

     The Company follows Financial Accounting Standards Board Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that the costs associated with exit or disposal activity, including restructuring costs, be recognized and measured at fair value when the liability is incurred. The Company estimates incurring total non-recurring restructuring charges of approximately $140,000 through January 2004, which include severance benefits, insurance benefits, outplacement services, legal and office reconfiguration costs. Through September 30, 2003, the Company has incurred approximately $73,000 in such expenses, which has been recorded as operating expense in the accompanying consolidated financial statements.


19.  SUBSEQUENT EVENTS:

     Subsequent to September 30, 2003, the Company sold two wholly owned AmeriHost Inn hotels at a gain, including one of the five under contract at the time the plan for hotel disposition was implemented (Note 13) and the first AmeriHost Inn sold under the plan, and used approximately $2.9 million of proceeds from these sales to pay off the related mortgage debt. In addition, a joint venture in which the Company had a controlling ownership interest sold its non-AmeriHost Inn hotel at a slight gain and used approximately $1.3 million to pay off the related mortgage debt. These sale transactions will be reported in the Company's fourth quarter 2003 statement of operations.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

     Subsequent to September 30, 2003, one wholly owned AmeriHost Inn hotel which had been included in the plan for disposition (Note 13) was removed from the hotels actively marketed for sale to allow more time for the hotel to stabilize in its market, and will therefore be reclassified to an operating asset during the fourth quarter of 2003. Depreciation which would have been recorded during the third quarter on this asset will be recorded in the fourth quarter of 2003 upon the decision to remove this hotel from the plan for disposition.

     On October 29, 2003, the shareholders approved a "reverse/forward stock split," which provides for a 1-for-100 reverse stock split, followed immediately by a redemption of the outstanding fractional shares by the Company and an automatic 100-for-1 stock split. The effective date of the transaction is expected to be November 28, 2003, however the Company's Board of Directors can abandon the proposed transaction prior to this date. The price used for the redemption will be the average closing stock price of the 30-days prior to the effective date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS



This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future, and are typically identified by words such as "believe," "expect," "anticipate," "intend," "estimate," "may," "will," "should," and "could." There are numerous risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. For a discussion of these factors, see "Factors Affecting Future Performance" below.

OVERVIEW

We are engaged in developing and selling AmeriHost Inn hotels, and the owning, operating and managing of AmeriHost Inn hotels and other mid-price, primarily limited-service, hotels. As of September 30, 2003, we had 59 AmeriHost Inn hotels open, of which 50 were wholly-owned or leased, one was majority-owned, and eight were minority-owned. During the past 12 months, we built and opened four AmeriHost Inn hotels in which we have an ownership interest. Several additional hotels are in various stages of development, including one AmeriHost Inn hotel which recently commenced construction. Cendant Corporation ("Cendant") is the owner and franchisor of the AmeriHost Inn brand. Consequently, we are a franchisee of Cendant, and the buyers of our AmeriHost Inn hotels become franchisees of Cendant when they continue to operate the hotels as AmeriHost Inn hotels. Same room revenues for all AmeriHost Inn hotels we owned and operated, including unconsolidated minority-owned hotels, are presented below. These results relate to all the AmeriHost Inn hotels that have been operating for at least 13 full months during the periods presented.

                                                Three Months           Nine months           Twelve Months
                                                    Ended                 Ended                  Ended
                                                September 30           September 30          September 30
                                                ------------           ------------          -------------
Occupancy - 2003                                     64.3%                 58.3%                  57.0%
Occupancy - 2002                                     64.3%                 58.5%                  57.3%
Increase (decrease)                                   0.0%                (0.3%)                 (0.5%)

Average Daily Rate - 2003                           $58.91                $57.34                 $57.12
Average Daily Rate - 2002                           $58.89                $57.56                 $57.21
Increase (decrease)                                   0.0%                (0.4%)                 (0.2%)

Revenue per Available Room - 2003                   $37.91                $33.46                 $32.56
Revenue per Available Room - 2002                   $37.86                $33.67                 $32.78
Increase (decrease)                                   0.0%                (0.7%)                 (0.8%)


Occupancy and average daily rate fluctuate as a result of the changes in demand for, and supply of, hotel rooms in each of our local markets. Revenue per Available Room ("RevPAR") is a productivity measure, computed as a combination of occupancy and average daily rate. In addition, similar to general business and leisure travel patterns, our hotels are seasonal in nature whereby hotel revenues are higher in the second and third calendar quarters, compared to the first and fourth quarters.

SUMMARY OF HOTELS. The table below sets forth information regarding our hotels at September 30, 2003.

                                       Open               Under
                                       Hotels          Construction           Total
                                  ---------------     ---------------     ---------------
                                  Hotels    Rooms     Hotels    Rooms     Hotels    Rooms
                                  ------    -----     ------    -----     ------    -----
     Consolidated (1):
         AmeriHost Inn hotels        51     3,282        --        --        51     3,282
         Other brands                 6       796        --        --         6       796
                                  -----     -----     -----     -----     -----     -----
                                     57     4,078        --        --        57     4,078
                                  -----     -----     -----     -----     -----     -----
     Unconsolidated:
         AmeriHost Inn hotels         8       574         1        79         9       653
         Other brands                 2       228        --        --         2       228
                                  -----     -----     -----     -----     -----     -----
                                     10       802         1        79        11       881
                                  -----     -----     -----     -----     -----     -----
     Totals:
         AmeriHost Inn hotels        59     3,856         1        79        60     3,935
         Other brands                 8     1,024        --        --         8     1,024
                                  -----     -----     -----     -----     -----     -----
                                     67     4,880         1        79        68     4,959
                                  =====     =====     =====     =====     =====     =====

(1) Consolidated hotels are those in which we have a 100% or controlling ownership interest or a leasehold interest.

Excluding hotels under development, we had an ownership interest in 67 hotels at September 30, 2003, versus 76 hotels at September 30, 2002. Total consolidated hotels decreased to 57 hotels at September 30, 2003, versus 63 hotels at September 30, 2002. The increase in newly constructed AmeriHost Inn hotels for our own account and for joint ventures in which we have a non-controlling minority ownership interest, was more than offset by the sale of both AmeriHost Inn and non-AmeriHost Inn hotels. We also have several additional new AmeriHost Inn hotel projects in various stages of development.

SOURCES OF REVENUE. Revenues from hotel operations consist of the revenues from all consolidated hotels. Consolidated hotels are those hotels in which we have a 100% or controlling ownership or leasehold interest, and are consolidated in our financial statements. Unconsolidated hotels are those hotels in which we have a minority or non-controlling ownership or leasehold interest. These hotels are accounted for by the equity method. Non-core hotels are those hotels operated as independent of a franchise affiliation, or under a national franchise affiliation other than the AmeriHost Inn brand, such as Days Inn, Ramada Inn, and Howard Johnson Express. Development and construction revenues consist of fees for new construction and renovation activities we perform for unconsolidated hotels and unrelated third parties. We record commissions and revenue from the sale of our consolidated AmeriHost Inn hotels, based upon the net sale price, as these sales are considered part of our ongoing operations of building and selling hotels, and therefore expanding the AmeriHost Inn brand. We receive revenue from management and employee leasing services provided to unconsolidated hotels and unrelated third parties. Incentive and royalty sharing fees consist of the amortization of one-time development incentive fees received upon the sale of an AmeriHost Inn hotel to a third party who enters into an AmeriHost Inn franchise agreement, and our portion of the franchise royalty fees paid by all non-Arlington Hospitality owned AmeriHost Inn hotels to Cendant Corporation, the owner of the AmeriHost Inn brand. Finally, we also own the office building in which our headquarters is located, and receive revenues as a landlord from the third-party tenants in the building.

SUMMARY OF THIRD QUARTER AND YEAR-TO-DATE RESULTS. Total revenues increased 49.7% and 14.2% for the three and nine months ended September 30, 2003, respectively, primarily due to increases in hotel sales and commissions and incentive and royalty sharing. Total revenues from Consolidated AmeriHost Inn hotels decreased during the three and nine months ended September 30, 2003, due primarily to the sale of hotels and a 1.5% and 1.2% decrease in same room revenue for these hotels for the three and nine months ended September 30, 2003, respectively. Revenues from the development segment decreased during the three and nine months ended September 30, 2003, due to the decrease in hotel development activity for minority-owned and third party entities. Revenues from hotel sales and commissions increased during the three and nine months ended September 30, 2003, as a result of the sale of six AmeriHost Inn hotels during the first nine months of 2003, including three in the third quarter, at prices higher than the three AmeriHost Inn hotels, including one leased hotel, which were sold during the first nine months of 2002. Revenues from hotel management and employee leasing segments decreased during both the three and nine month periods ended September 30, 2003, compared to the same periods in 2002, due primarily to the reduction of hotels under management contracts. We recorded net income of $1.1 million for the third quarter of 2003, compared to net income of $746,000 during the third quarter of 2002. We recorded a net loss of ($3.8) million for the nine months ended September 30, 2003, compared to net income of approximately $222,000 for the nine months ended September 30, 2002. These results include non-cash hotel impairment provisions in 2003 and discontinued operations related to non-AmeriHost Inn hotels which have been recorded in connection with the implementation of the plan for hotel disposition and hotel development repositioning as discussed below. The results for the three and nine months periods are summarized as follows:

                                                  Three Months Ended September 30,     Nine months Ended September 30,
                                                  -------------------------------      -------------------------------
                                                        2003              2002              2003             2002
                                                  -------------       -----------      ------------       ------------
     Net income (loss) from continuing
        operations, before impairment               $ 1,201,438       $   774,400       $   412,568       $   803,538

     Impairment provision, net of tax                   (84,496)               --        (2,883,008)               --
                                                    -----------       -----------       -----------       -----------
     Net income (loss) from continuing
        operations                                  $ 1,116,942       $   774,400       $(2,470,440)      $   803,538

     Discontinued operations                            (34,704)          (28,713)       (1,287,628)         (581,535)
                                                    -----------       -----------       -----------       -----------
     Net income (loss)                              $ 1,082,238       $   745,687       $(3,758,068)      $   222,003
                                                    ===========       ===========       ===========       ===========

        Net income (loss) per share - Diluted:
        From continuing operations                  $      0.23       $      0.15       $     (0.48)      $      0.15
        From discontinued operations                      (0.01)            (0.01)            (0.26)            (0.11)
                                                    -----------       -----------       -----------       -----------
                                                    $      0.22       $      0.14       $     (0.74)      $      0.04
                                                    ===========       ===========       ===========       ===========


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


We received approximately $721,000 and $1,641,000 in development incentive fees during the third quarter and first nine months of 2003, respectively, which were deferred and are being amortized over a 76-month period.


HOTEL DISPOSITION PLAN AND RESTRUCTURING

Effective July 10, 2003, we adopted a strategic plan to sell approximately 25 to 30 hotel properties over the next two years. The properties to be sold include 20 to 25 AmeriHost Inns and six non-AmeriHost hotels that are wholly or partially-owned or in which we have an ownership interest. These hotels were in addition to any properties then under contract for sale, and the five hotels sold during the first six months of 2003.

The sale of the hotels is expected to:

     o    reduce outstanding debt;

     o    increase operating cash flow;

     o accelerate the generation and realization of sales and royalty-sharing fees related to our agreements with Cendant;

     o    provide capital for future hotel development; and

     o    provide capital to repurchase common stock at attractive prices.

We believe that the hotels to be sold as part of the strategic plan, plus the hotels under contract for sale at the time the plan was adopted, will generate net cash of approximately $11.3 million to $14.5 million, after the repayment of the related mortgage debt secured by the individual properties. See "Factors Affecting Future Performance" discussed below. In addition, we believe that the sales will improve operating cash flow by approximately $1.6 million, pre-tax, annually. Upon successful completion of the sale of the properties in the plan and the properties then under contract, we expect to own or lease 30 to 35 AmeriHost Inn hotels and two non-AmeriHost Inn hotels, excluding any new hotels we develop. Actual sales prices may be materially less than what we expect. There is no assurance, for example, that we will generate the expected proceeds associated with the strategic plan for hotel disposition.

By selling the hotels, we hope to redeploy the net cash into activities that will earn higher returns than we were earning on these hotels, such as hotel development for third parties and joint ventures. By the end of 2005, we would like our joint venture development activity to grow to an annual rate of 10 to 15 joint venture hotels. Developing hotels through joint ventures requires less capital from the Company, compared to a wholly owned project, allowing us to build more hotels. In addition, the Company intends to develop larger hotels, which is expected to create operational efficiencies, and increase the cash flow from the Cendant agreements through larger development incentive fees and greater royalty sharing payments.

In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for Long-Lived Assets," we recorded a $5.4 million pre-tax, non-cash impairment charge in the second quarter of 2003, related to 17 of the hotels targeted for sale, comprised of approximately $4.6 million pre-tax related to 14 AmeriHost Inn hotels and approximately $862,000 pre-tax related to three of the other branded hotels. During the third quarter of 2003, an additional $175,000 pre-tax, non-cash impairment charge was recorded in connection with the strategic plan, comprised of approximately $84,000 pre-tax related to one AmeriHost Inn hotel and approximately $91,000 pre-tax related to two other branded hotel. The additional impairment charges recorded in the third quarter of 2003, which were related to three hotels in which an impairment charge was recorded during the second quarter of 2003, were the result of the progression of the sale process on these hotels. In total, we expect to record an overall book gain, net of the non-cash impairment charges, from all hotels under contract at the time the plan for hotel disposition was implemented and those slated to be sold pursuant to the plan, ranging from approximately $1.1 million to $4.3 million, pre-tax. The hotels expected to be sold at a gain will be reported as of the date the sale transactions close for each of these hotels. There can be no assurance that the anticipated sales will be consummated on terms satisfactory to us. The anticipated results from these sales could differ materially from the final amounts included in our quarterly and annual financial statements when they are issued. Our line-of-credit agreement contains certain financial covenants related to tangible net worth, debt to equity ratio and cash flow to debt service ratio. Our lender has agreed to exclude the impact of the non-cash impairment charges from these covenant calculations through the third quarter of 2003. The year end 2003 results will be reviewed in connection with a renewal of the line-of-credit, if any, with this lender.

We have reported, as discontinued operations, the results for the two non-AmeriHost Inn hotels sold or disposed of during the periods presented and the five consolidated non-AmeriHost Inn properties currently marketed for sale, including one which was sold subsequent to September 30, 2003. We have reclassified our consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002, and our consolidated balance sheet as of September 30, 2003, as a result of implementing SFAS 144 to reflect discontinued operations of consolidated non-AmeriHost Inn hotels sold during this period, or to be sold pursuant to the disposition plan. This reclassification has no impact on our net income or net income per common share. Operations of non-AmeriHost Inn hotels held for sale which are owned by joint ventures, and which are accounted for using the equity method of accounting, are not treated as "discontinued operations" under the provisions of SFAS 144. The sale of AmeriHost Inn hotels are not treated as discontinued operations since we have a long-term royalty sharing agreement for all AmeriHost Inn hotels which provides for a revenue stream after the properties are sold to a new or existing AmeriHost Inn franchisee. The non-cash impairment charge of approximately $893,000 pre-tax, including approximately $31,000 recorded in the third quarter of 2003, related to two of the consolidated non-AmeriHost Inn hotels to be sold, has also been included in "discontinued operations" on the accompanying consolidated statement of operations. The remaining three non-AmeriHost Inn hotels to be sold pursuant to this plan are expected to be sold at a total gain of approximately $426,000. However, these anticipated gains will be recorded in the consolidated financial statements only as the sale of each of these hotels is consummated. There can be no assurance that the sale of these hotels will be consummated on terms as anticipated.

In conjunction with the implementation of our hotel disposition plan and the anticipated reduction in hotel ownership, we have implemented a restructuring under which we will reduce our corporate and regional operations staff by 13 people, or approximately 20%. This move is expected to result in annual savings of approximately $580,000 in labor and related costs. We expect these savings to be partially offset by the addition of personnel in the hotel development and financial areas, as described below. In addition, as part of the restructuring:

     o we have not replaced several corporate positions which had been vacated as a result of normal attrition during the last six months, saving us approximately $165,000 annually in payroll and related costs;

     o we have not filled several positions which had been budgeted for in 2003; and

     o our corporate office space needs will be reduced, which will allow us to lease the vacated space.

The reduction in staff in connection with the restructuring, coupled with the hiring of additional personnel described below, is designed to change the composition of our staff to reflect our future direction, which we believe will better position us for growth. We expect to incur non-recurring restructuring charges of approximately $140,000 through the first quarter of 2004. These charges reflect costs of items such as severance benefits, insurance benefits, outplacement services, legal services and office reconfiguration. Approximately $73,000 in such restructuring costs were incurred during the third quarter of 2003 and recorded as operating expenses in the accompanying consolidated financial statements.

Concurrently with the restructuring, we are increasing our business and hotel development team to assist in expanding new hotel development, primarily through joint ventures, and to identify other business opportunities. We have enhanced and replaced the roles of two executive hotel development and construction positions vacated earlier in 2003, and have added one individual in the market analysis area, with one additional position to be added in the finance area. These new and enhanced positions are expected to bring additional depth and knowledge in hotel development, acquisitions and capital markets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

The following tables set forth our selected operations data for the three month periods ended September 30, 2003 and 2002. This data should be read in conjunction with our financial statements in Item 1 on this Form 10-Q.

                                          Three Months Ended             Three Months Ended
                                          September 30, 2003             September 30, 2002               %
                                        ----------------------       -------------------------       ---------
                                          Amount        % of             Amount         % of          Increase
                                       (thousands)    Revenues        (thousands)     Revenues       (Decrease)
                                        ---------     --------         ---------     ---------       ---------
Revenue:
   Hotel operations:
      AmeriHost Inn hotels              $  11,718        49.2%         $  12,737         80.1%           (8.0%)
      Other hotels                            490         2.1%               754          4.7%          (35.0%)
   Development and construction               381         1.6%               930          5.8%          (59.0%)
   Hotel sales and commissions             10,041        42.2%                --          0.0%             --
   Management services                        124         0.5%               267          1.7%          (53.3%)
   Employee leasing                           606         2.5%               929          5.8%          (34.8%)
   Incentive and royalty sharing              265         1.1%               131          0.8%          102.8%
   Office building rental                     181         0.8%               153          1.0%           18.1%
                                        ---------     --------         ---------     ---------       ---------
                                           23,806       100.0%            15,901        100.0%           49.7%
                                        ---------     --------         ---------     ---------       ---------
Operating costs and expenses:
   Hotel operations:
      AmeriHost Inn hotels                  8,027        33.7%             8,271         52.0%           (3.0%)
      Other hotels                            644         2.7%               522          3.3%           23.5%
   Development and construction               591         2.5%               945          5.9%          (37.4%)
   Hotel sales and commissions              8,445        35.5%                --           --              --
   Management services                         66         0.3%               166          1.0%          (60.2%)
   Employee leasing                           586         2.5%               916          5.8%          (36.1%)
   Office building rental                      46         0.2%                71          0.4%           31.2%
                                        ---------     --------         ---------     ---------       ---------
                                           18,405        77.4%            10,891         68.5%           69.4%
                                        ---------     --------         ---------     ---------       ---------
                                            5,400        22.6%             5,010         31.5%            6.9%

   Depreciation and amortization              701         2.9%             1,088          6.8%          (35.6%)
   Leasehold rents - hotels                 1,263         5.3%             1,241          7.8%            1.8%
   Corporate general & administrative         527         2.2%               755          4.7%          (30.2%)
   Impairment provision                       143         0.6%                --           --              --
                                        ---------     --------         ---------     ---------       ---------
Operating income (loss)                 $   2,766        11.6%         $   1,926         12.1%           41.2%
                                        =========     ========         =========     =========       =========

Operating Income by Segment:
   Hotel operations:
      AmeriHost Inn hotels              $   1,910         8.0%         $   2,386         15.0%          (19.9%)
      Other hotels                           (276)       (1.2%)               85          0.5%         (424.1%)
      Non-cash impairment provision          (143)       (0.6%)               --           --              --
   Development and construction              (211)       (0.9%)              (16)        (0.1%)      (1,206.0%)
   Hotel sales and commissions              1,596         6.7%                --           --              --
   Management services                         47         0.2%                88          0.6%          (46.2%)
   Employee leasing                            20         0.1%                12          0.1%           61.7%
   Incentive and royalty sharing              265         1.1%               131          0.8%          102.8%
   Office building rental                      94         0.4%                42          0.3%           12.9%
   Corporate general & administrative        (536)       (2.3%)             (802)        (5.0%)         (33.1%)
                                        ---------     --------         ---------     ---------       ---------
Operating income (loss)                 $   2,766        11.6%         $   1,926         12.1%           41.2%
                                        =========     ========         =========     =========       =========

REVENUES. Revenues from Consolidated AmeriHost Inn hotels decreased due to the sale of six Consolidated AmeriHost Inn hotels to Cendant franchisees, whereby the operations of these hotels were included in our hotel operations segment during the third quarter of 2002; however such hotels were not included during all or part of the

2003 third quarter. In addition, revenues from Consolidated AmeriHost Inn hotels also decreased due to a 1.5% decrease in same room revenues for these hotels. The decrease in Consolidated AmeriHost Inn revenue was partially offset by the opening of two newly constructed AmeriHost Inn hotels. We opened another wholly owned AmeriHost Inn hotel during the first quarter of 2003, however sold the property within 30 days after its opening. The hotel operations segment included the operations of 51 AmeriHost Inn hotels and six non-AmeriHost Inn hotel comprising 4,078 rooms at September 30, 2003, compared to 55 AmeriHost Inn hotels and eight non-AmeriHost Inn hotel comprising 4,595 rooms at September 30, 2002. Our hotel revenues have been impacted by general economic and industry conditions, and an increase in competition in certain markets, primarily from newly constructed hotels. As a result, there is increased downward pressure on occupancy levels and average daily rates. We believe that as the number of AmeriHost Inn hotels increases, the greater the benefits will be at all locations from marketplace recognition and repeat business. In addition, we typically build new hotels in growing markets where we anticipate a certain level of additional hotel development.

Hotel development revenues are directly related to the number of hotels being developed and constructed for minority-owned entities or unrelated third parties, and the timing of the construction period. We were constructing one hotel for a minority-owned entity during the three months ended September 30, 2003, compared to one minority-owned hotel and one unrelated third party hotel during the three months ended September 30, 2002. However, we also had several additional projects in various stages of pre-construction development during both three-month periods.

We closed on the sale of three wholly owned AmeriHost Inn hotels during the three months ended September 30, 2003, compared to none during the three months ended September 30, 2002. We intend to continue to build and sell AmeriHost Inn hotels in order to maximize the value inherent in the agreement with Cendant while enhancing net income and cash flow. Three hotels have been sold subsequent to September 30, 2003, including two wholly owned AmeriHost Inn hotels and one Consolidated non-AmeriHost Inn hotel. One wholly owned AmeriHost Inn hotel is currently under contract to sell, with additional hotels anticipated to be sold pursuant to the plan of disposition discussed above.

Hotel management revenue decreased, due primarily to the decrease in the number of hotels managed for third parties and minority-owned entities, which was 10 hotels, representing 802 rooms, at September 30, 2003, versus 13 hotels, representing 1,034 rooms, at September 30, 2002.

Employee leasing revenue decreased, due primarily to the reduction in rooms managed for minority-owned entities and unrelated third parties as described above, a concerted effort to decrease hotel employee payroll costs which is the basis for the employee leasing revenue, and the pass through of workers compensation insurance cost as revenue in 2002 versus a reimbursable cost in 2003.

Cendant pays us a development incentive fee each time we sell one of our existing AmeriHost Inn hotels to a buyer who executes an AmeriHost Inn franchise agreement with Cendant. The development incentive fees are typically paid by Cendant within 20 days from the sale of an AmeriHost Inn hotel owned by us to an unrelated AmeriHost Inn franchisee. For financial statement purposes, these fees are deferred and recognized as revenue over a 76-month period from the date of sale. Cendant also pays us a portion of all royalty fees Cendant receives from all of its AmeriHost Inn franchisees. Generally, Cendant receives royalty fees from each of their franchisees based upon a percentage of guest room revenue, ranging from 4% to 5%. In turn, Cendant pays us a portion of this fee as stipulated in our agreement with Cendant. Royalty sharing fees are typically paid by Cendant to us on a monthly basis. These royalty sharing revenues are generally recorded when the related royalty fee is earned. Development incentive and royalty sharing revenue increased as a result of the sale of additional AmeriHost Inn hotels and the increase in the number of non-Company owned AmeriHost Inn hotels franchised by Cendant. We received approximately $721,000 and $220,000 during the three months ended September 30, 2003 and 2002, respectively, in development incentive fees from the sale of AmeriHost Inn hotels. Approximately $171,000 and $95,000 was recognized during the three months ended September 30, 2003 and 2002, respectively, from the amortization of this deferred income. We also recorded approximately $94,000 and $36,000 in royalty sharing revenue during the third quarter of 2003 and 2002, respectively.

Office building rental consisting of leasing activities at our office building, increased due primarily to the annual increases as stipulated in the various lease agreements with the tenants. The building contains approximately 54,000 rentable square feet. We occupy approximately 15,500 square feet, as reduced by the restructuring activities discussed above, allowing us to make available for lease a greater portion of the building to unrelated third parties. During the third quarter of 2003, we hired a national real estate leasing broker to assist us in obtaining additional tenants. Most of the remaining space is leased to unrelated third parties pursuant to long-term lease agreements. Including our space, the building is approximately 74% occupied.

OPERATING COSTS AND EXPENSES. Total operating costs and expenses increased, primarily due to an increase in operating costs and expenses from hotel sales and commissions, as described below. A decrease in operating costs in the hotel operations segment was due primarily to the fewer number of hotels included in this segment -- 57 hotels at September 30, 2003, as compared to 63 hotels at September 30, 2002. Operating costs and expenses as a percentage of revenues for the Consolidated AmeriHost Inn hotels increased due to several hotels operating during their initial stabilization period when revenues are typically lower and significant start-up costs are incurred, as well as increases primarily in the costs of insurance, general and administrative, real estate taxes and ongoing maintenance.

Operating costs and expenses for the hotel development segment decreased, consistent with the decrease in hotel development revenues for the three months ended September 30, 2003, compared to the three months ended September 30, 2002. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased during the three month period ended September 30, 2003 due to the level of hotel construction activity from third parties and minority-owned entities, which has a higher ratio of costs to revenue.

Hotel management segment operating costs and expenses decreased primarily due to the decrease in the number of hotel rooms operated and managed for unrelated third parties and minority-owned entities. Employee leasing operating costs and expenses decreased during the three months ended September 30, 2003, compared to the three months ended September 30, 2002, consistent with the decrease in segment revenue for the three months ended September 30, 2003.

Office building rental operating costs and expenses consist primarily of expenses related to the management of our office building. Some of the office building costs have been allocated to the other operating segments.

Depreciation and amortization expense decreased, primarily due to the sale of consolidated AmeriHost Inn hotels during the last twelve months, offset by the opening of newly constructed hotels, and the acquisition or consolidation of existing hotels. We stopped taking depreciation deductions on all of the hotel properties held for sale as of July 1, 2003 as required by Generally Accepted Accounting Principals, offset by the opening of newly constructed hotels, and the acquisition or consolidation of existing hotels.

Leasehold rents - hotels increased slightly during the third quarter of 2003 compared to the third quarter of 2002, as the annual rent increased as provided for by the existing leases. The increase was partially offset by the purchase of one leased AmeriHost Inn hotel and the termination of a non-AmeriHost Inn hotel lease upon its expiration during the third quarter of 2003.

Corporate general and administrative expense decreased during the third quarter of 2003 compared to the third quarter of 2002 due primarily to non-recurring management transition expenses incurred during 2002, offset by increases in professional fees and director expenses. Director expenses include director fees which were revised in 2003 to be competitive with other public companies of a similar size and increases in travel costs.

The hotel impairment provision was recorded in connection with our plan for the disposition of certain hotel assets which are marketed for sale as discussed above. The amount represents an adjustment for certain hotel assets to decrease the carrying value of the assets to the anticipated market value, net of closing costs. The impairment adjustment includes $84,000 pre-tax related to one AmeriHost Inn hotels to be sold and $59,000 related to an unconsolidated joint venture, which have been included in operating income. An additional $31,000 pre-tax related to one non-AmeriHost Inn hotel to be sold has been included in "discontinued operations" in the accompanying consolidated statements of operations.

OPERATING INCOME BY SEGMENT. The following discussion of operating income by segment excludes corporate general and administrative expense and the non-cash hotel impairment charges. Operating income from Consolidated AmeriHost Inn hotels decreased due to a decrease in same room revenues, certain new hotels operating during their ramping up stage when revenues are typically lower, and increases in certain expenses, including insurance, general and administrative expenses, real estate taxes, and maintenance. Operating loss from the hotel development segment increased due to the decrease in hotels developed and constructed for third parties and minority-owned entities during the third quarter of 2003, compared with the third quarter of 2002. Operating income from hotel sales and commissions increased due to the sale of three AmeriHost Inn hotels at a significant profit during the third quarter of 2003, versus none during the third quarter of 2002. The decrease in hotel management segment operating income during the third quarter of 2003, was due primarily to a reduction in the number of hotels managed. Employee leasing operating income increased slightly, due primarily to the decrease in employee leasing operating expenses. Incentive and royalty sharing operating income increased due to the greater number of AmeriHost Inn franchisees who pay royalty fees to Cendant. Office building rental operating income increased, attributable to the annual rental increases pursuant to certain of the lease agreements with the tenants.

INTEREST EXPENSE. The decrease in interest expense during the third quarter of 2003 compared to 2002 was attributable to the sale of AmeriHost Inn hotels and the use of proceeds to repay the related mortgage debt, thus reducing our overall debt, and the decrease from lower interest on floating rate debt. The decrease in interest expense was offset by the mortgage financing of newly constructed or acquired consolidated hotels. Interest expense does not include interest incurred on hotels under development and construction. We capitalize interest incurred during the pre-opening construction period of a consolidated hotel project, as part of the total development cost. The amount capitalized includes both interest charges from a direct construction loan, plus interest computed at our incremental borrowing rate on the total costs incurred to date in excess of the construction loan funding.

GAIN ON SALE OF ASSETS. Pursuant to the terms of the agreement for the sale of the AmeriHost Inn brand name and franchising rights to Cendant Corporation in 2000, the Company was due three annual installments of $400,000 each. The Company received each of the $400,000 payments as scheduled, including the final installment which was due on September 30, 2003. These payments have been classified as gain on sale of assets in the consolidated financial statements.

CHANGE IN EQUITY OF AFFILIATES. The change in equity of affiliates during the third quarter of 2003, compared to 2002, was primarily attributable to the write down to fair value of property in a hotel partnership by $59,000 during the third quarter of 2003, and the recognition of our share of the operations in excess of our stated ownership interest as a result of our position as general partner. Distributions from affiliates were $458 during both the three months ended September 30, 2003, and the three months ended September 30, 2002.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

The following tables set forth our selected operations data for the nine month periods ended September 30, 2003 and 2002. This data should be read in conjunction with our financial statements in Item 1 on this Form 10-Q.

                                             Nine months Ended              Nine months Ended
                                             September 30, 2003            September 30, 2002
                                           -----------------------      -------------------------      %
                                             Amount         % of          Amount          % of      Increase
                                          (thousands)     Revenues     (thousands)       Revenues   (Decrease)
                                           ---------      --------      ---------        --------    --------
Revenue:
   Hotel operations:
     AmeriHost Inn hotels                  $ 31,254        54.5%        $ 33,582          66.8%        (6.9%)
     Other hotels                             1,336         2.3%           1,759           3.5%       (24.1%)
   Development and construction               2,478         4.3%           5,741          11.4%       (56.8%)
   Hotel sales and commissions               19,074        33.2%           4,900           9.8%       289.2%
   Management services                          353         0.6%             764           1.5%       (53.8%)
   Employee leasing                           1,665         2.9%           2,649           5.3%       (37.2%)
   Incentive and royalty sharing                695         1.2%             387           0.8%        79.5%
   Office building rental                       537         0.9%             471           0.9%        14.0%
                                           --------        -----        --------          -----      -------
                                             57,392       100.0%          50,254         100.0%        14.2%
                                           --------        -----        --------          -----      -------
Operating costs and expenses:
   Hotel operations:
     AmeriHost Inn hotels                    23,425        40.8%          23,675          47.1%        (1.1%)
     Other hotels                             1,532         2.7%           1,606           3.2%        (4.6%)
   Development and construction               2,728         4.8%           5,569          11.1%       (51.0%)
   Hotel sales and commissions               15,779        27.5%           3,529           7.0%       347.2%
   Management services                          206         0.4%             504           1.0%       (59.2%)
   Employee leasing                           1,612         2.8%           2,593           5.2%       (37.8%)


                                             Nine months Ended              Nine months Ended
                                             September 30, 2003            September 30, 2002
                                           -----------------------      -------------------------       %
                                             Amount         % of          Amount          % of      Increase
                                          (thousands)     Revenues     (thousands)       Revenues   (Decrease)
                                           ---------      --------      ---------        --------    --------
   Office building rental                       142         0.2%             117           0.2%        62.5%
                                           --------        -----        --------          -----      -------
                                             45,424        79.1%          37,593          74.8%        21.0%
                                           --------        -----        --------          -----      -------
                                             11,968        20.9%          12,661          25.2%        (5.8%)

   Depreciation and amortization              2,767         4.8%           3,222           6.4%       (14.1%)
   Leasehold rents - hotels                   3,803         6.6%           3,860           7.7%        (1.5%)
   Corporate general & administrative         1,490         2.6%           1,529           3.0%        (2.5%)
   Impairment provision                       4,808         8.4%              --            --           --
                                           --------        -----        --------          -----      -------
Operating income (loss)                    $   (900)       (1.5%)       $  4,051           8.1%      (123.4%)
                                           ========        =====        ========          =====      =======

                                             Nine months Ended              Nine months Ended
                                             September 30, 2003            September 30, 2002
                                           -----------------------      -------------------------       %
                                             Amount         % of          Amount          % of      Increase
                                          (thousands)     Revenues     (thousands)       Revenues   (Decrease)
                                           ---------      --------      ---------        --------    --------
Operating Income (Loss) by Segment:
   Hotel operations:
     AmeriHost Inn hotels                  $  1,836         3.2%        $  3,546           7.1%       (48.2%)
     Other hotels                              (559)       (1.0%)           (288)         (0.6%)      (94.2%)
     Non-cash impairment provision           (4,808)       (8.4%)             --            --           --
   Development and construction                (253)       (0.4%)            168           0.3%      (250.4%)
   Hotel sales and commissions                3,295         5.7%           1,372           2.7%       140.3%
   Management services                          113         0.2%             220           0.4%       (48.5%)
   Employee leasing                              51         0.1%              54           0.1%        (7.0%)
   Incentive and royalty sharing                695         1.2%             387           0.8%        79.5%
   Office building rental                       274         0.5%             236           0.5%        (4.5%)
   Corporate general & administrative        (1,544)       (2.7%)         (1,645)         (3.3%)       (6.2%)
                                           --------        -----        --------          -----      -------
Operating income (loss)                    $   (900)       (1.5%)       $  4,051           8.1%      (123.4%)
                                           ========        =====        ========          =====      =======


REVENUES. Revenues from Consolidated AmeriHost Inn hotels decreased due to the sale of nine Consolidated AmeriHost Inn hotels to Cendant franchisees, whereby the operations of these hotels were included in our hotel operations segment during all or part of the nine months ended September 30, 2002; however such hotels were not included during all or part of the 2003 nine month period. In addition, same room revenues for these Consolidated AmeriHost Inn hotels decreased 1.2%. The decrease in revenues from Consolidated AmeriHost Inn hotels was partially offset by the opening of three newly constructed AmeriHost Inn hotels. Our hotel revenues have been impacted by general economic and industry conditions, and an increase in competition in certain markets, primarily from newly constructed hotels. As a result, there is increased downward pressure on occupancy levels and average daily rates. We believe that as the number of AmeriHost Inn hotels increases, the greater the benefits will be at all locations from marketplace recognition and repeat business. In addition, we typically build new hotels in growing markets where we anticipate a certain level of additional hotel development.

Hotel development revenues are directly related to the number of hotels being developed and constructed for minority-owned entities or unrelated third parties, and the timing of the construction period. We were constructing two hotels for minority-owned entities during the nine months ended September 30, 2003, compared to two minority-owned hotels and one unrelated third party hotel during the nine months ended September 30, 2002. However, we also had several additional projects in various stages of pre-construction development during both nine-month periods in 2002 and 2003.

We closed on the sale of six wholly owned AmeriHost Inn hotels during the nine months ended September 30, 2003, and two wholly owned AmeriHost Inn hotels during the nine months ended September 30, 2002. In addition, we facilitated the sale of one AmeriHost Inn hotel leased to us by the REIT during the first nine months of 2002.

Year to date, we have sold eight wholly owned AmeriHost Inn hotels generating net hotel revenues of approximately $22.8 million. We intend to continue to build and sell AmeriHost Inn hotels in order to maximize the value inherent in the agreement with Cendant while enhancing net income and cash flow.

Hotel management revenue decreased, due primarily to the decrease in the number of hotels managed for third parties and minority-owned entities.

Employee leasing revenue decreased, due primarily to the reduction in rooms managed for minority-owned entities and unrelated third parties as described above, a concerted effort to decrease hotel employee payroll costs which is the basis for the employee leasing revenue, and the pass through of workers compensation insurance cost as revenue in 2002 versus a cost reimbursement in 2003.

Development incentive and royalty sharing revenue increased as a result of the sale of additional AmeriHost Inn hotels and the increase in the number of non-Company owned AmeriHost Inn hotels franchised with Cendant. We received approximately $1,641,000 and $991,000 during the nine months ended September 30, 2003 and 2002, respectively, in development incentive fees from the sale of AmeriHost Inn hotels. Approximately $471,000 and $263,000 was recognized during the nine months ended September 30, 2003 and 2002, respectively, from the amortization of this deferred income. We also recorded approximately $224,000 and $124,000 in royalty sharing revenue during the first nine months of 2003 and 2002, respectively.

Office building rental consisting of leasing activities from our office building, increased due to the annual increases as stipulated in the various lease agreements with the tenants, and the leasing of additional office space during the nine months ended September 30, 2003 versus the nine months ended September 30, 2002. We occupy approximately 22% of the rentable square feet, as reduced as part of the restructuring activities discussed above. Most of the remaining space is leased to unrelated third parties pursuant to long-term lease agreements, and we have hired a national real estate broker to assist us in leasing the rest of the available space.

OPERATING COSTS AND EXPENSES. Total operating costs and expenses increased, primarily due to an increase in operating costs and expenses from hotel sales and commissions as described below. A decrease in operating costs in the hotel operations segment was due primarily to the fewer number of hotels included in this segment -- 57 hotels at September 30, 2003, as compared to 63 hotels at September 30, 2002. Operating costs and expenses as a percentage of revenues for the consolidated AmeriHost Inn hotels increased due to several hotels operating during their initial stabilization period when revenues are typically lower and significant start-up costs are incurred, as well as increases primarily in the costs of insurance, real estate taxes, energy, general and administrative, and ongoing maintenance.

Operating costs and expenses for the hotel development segment decreased, consistent with the decrease in hotel development revenues for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased during the nine month period ended September 30, 2003 due to the level of hotel construction activity from third parties and minority-owned entities, which has a higher ratio of operating costs to revenues.

Hotel management segment operating costs and expenses decreased primarily due to the decrease in the number of hotel rooms operated and managed for unrelated third parties and minority-owned entities. Employee leasing operating costs and expenses decreased during the nine months ended September 30, 2002, compared to the nine months ended September 30, 2002, consistent with the decrease in segment revenue for the nine months ended September 30, 2003.

Office building rental operating costs and expenses consisted primarily of expenses related to the management of our office building. Certain of the office building costs have been allocated to the other operating segments.

Depreciation and amortization expense decreased, primarily due to the sale of consolidated AmeriHost Inn hotels during the last twelve months, offset by the opening of newly constructed hotels, and the acquisition or consolidation of existing hotels. We stopped taking depreciation deductions on hotel assets held for sale as of July 1, 2003, Leasehold rents - hotels decreased slightly during the first nine months of 2003 compared to the first nine months of 2002, due to the disposition of one leased hotel during the first quarter of 2002, and the purchase of one leased AmeriHost Inn hotel and the termination of another non-AmeriHost Inn hotel lease upon its expiration during the third quarter of 2003, partially offset by the annual rent increase.

Corporate general and administrative expense decreased due primarily to management transition expenses incurred during the third quarter of 2002, offset by increases in professional fees and director expenses. Director expenses include director fees which were revised in 2003 to be competitive with other public companies of a similar size and increases in travel costs. In addition, the decrease in corporate general and administrative expense for the nine month period was also offset by the non-recurring reimbursement of a portion of the out of pocket costs and professional fees in the amount of approximately $64,000 incurred by the Committee To Enhance Shareholder Value, which was responsible for the election of two of our independent directors at the 2002 annual meeting. This reimbursement was approved unanimously by all disinterested members of the Company's Board.

The hotel impairment provision was recorded primarily in connection with our plan for the disposition of certain hotel assets that we intend to market for sale as discussed above. The amount represents an adjustment for certain hotel assets to decrease the carrying value of the assets to the anticipated market value, net of closing costs. The impairment adjustment includes $4.8 million pre-tax related to AmeriHost Inn hotels to be sold which has been included in operating income. An additional $893,000 pre-tax related to non-AmeriHost Inn hotels to be sold has been included in "discontinued operations" in the accompanying statements of operations.

OPERATING INCOME BY SEGMENT. The following discussion of operating income by segment excludes any corporate general and administrative expense and the non-cash hotel impairment charges. Operating income from consolidated AmeriHost Inn hotels decreased due to a decrease in same room revenues, certain new hotels operating during their ramping up stage when revenues are typically lower, and increase in certain expenses, including insurance, real estate taxes, energy, general and administrative, and maintenance. Operating income from the hotel development segment in 2002 decreased to an operating loss in 2003 due to the decrease in hotels developed and constructed for third parties and minority-owned entities during the first nine months of 2003, compared with the first nine months of 2002. Operating income from hotel sales and commissions increased due to the sale of more AmeriHost Inn hotels and at a greater profit during the first nine months of 2003, versus the sale of AmeriHost Inn hotels during the first nine months of 2002. The decrease in hotel management segment operating income during the first nine months of 2003 was due primarily to a reduction in hotels managed. Employee leasing operating income decreased slightly, due primarily to the decrease in hotel employee payroll expenses. Office building rental operating income decreased, attributable to the change in allocation of expenses to our other business segments.

INTEREST EXPENSE. The decrease in interest expense during the first nine months of 2003 compared to 2002 was attributable to the sale of AmeriHost Inn hotels and the use of proceeds to repay the related mortgage debt, thus reducing our overall level of debt. The decrease from lower interest on floating rate debt was offset by the mortgage financing of newly constructed or acquired consolidated hotels. Interest expense does not include interest incurred on hotels under development and construction. We capitalize interest expense incurred during the pre-opening construction period of a consolidated hotel project, as part of the total development cost. The amount capitalized includes both interest charges from a direct construction loan, plus interest computed at our incremental borrowing rate on the total costs incurred to date in excess of the construction loan funding.

GAIN ON SALE OF ASSETS. Pursuant to the terms of the agreement for the sale of the AmeriHost Inn brand name and franchising rights to Cendant Corporation in 2000, the Company was due three annual installments of $400,000 each. The Company received each of the $400,000 payments as scheduled, including the final installment which was due on September 30, 2003. These payments have been classified as gain on sale of assets in the consolidated financial statements.

CHANGE IN EQUITY OF AFFILIATES. The change in equity of affiliates during the first nine months of 2003, compared to 2002, was primarily attributable to the recognition of our share of the operations in excess of our stated ownership interest as a result of our position as general partner. Distributions from affiliates were $9,794 during the nine months ended September 30, 2003, compared to $10,768 during the nine months ended September 30, 2002.


OFF-BALANCE SHEET ARRANGEMENTS

Through wholly-owned subsidiaries, we are a general partner or managing member in 15 joint ventures as of September 30, 2003. As a general partner or managing member, we are secondarily liable for the obligations and liabilities of these joint ventures. As of September 30, 2003, these joint ventures had $27.9 million outstanding under mortgage loan agreements. Approximately $6.3 million of this amount has been included in our consolidated financial statements as of September 30, 2003, reflecting the debt owed by joint ventures in which we have a majority or controlling ownership interest, leaving approximately $21.6 million in off-balance sheet mortgage debt owed by unconsolidated joint ventures. If we subsequently obtain a majority or controlling ownership interest in a joint venture, the joint venture's debt will be included in our consolidated financial statements. Of this $21.6 million of financing, we also have provided approximately $17.0 million in guarantees to the lenders. Other partners have also guaranteed $10.8 million of these financings. One unconsolidated joint venture mortgage loan in the amount of approximately $1.7 million at September 30, 2003 matured on November 1, 2003, however the lender has extended the maturity of the loan to November 1, 2004. Unless the properties collateralizing the debt are sold, the remaining joint venture mortgage loans mature after 2004.

From time to time, we advance funds to these joint ventures for working capital and renovation projects. The advances bear interest at rates ranging from prime to 10% per annum and are due upon demand. The advances were $2.2 million at September 30, 2003, and are included in investments in and advances to unconsolidated hotel joint ventures in our consolidated financial statements. We expect the joint ventures to repay these advances through cash flow generated from hotel operations, mortgage financing, or the sale of the hotel. These advances will be repaid to us prior to distributions being paid to the partners.

We apply the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," with respect to mortgage loan guarantees for joint ventures in which the Company is a partner. This interpretation elaborates on the disclosures required by the guarantor and requires the guarantor to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. During the third quarter of 2003, the Company provided a guarantee related to the mortgage debt of a joint venture in which it shares the responsibility of the guarantee on a joint and several basis with its joint venture partners. The guarantee is effective for the 20-year term of the mortgage loan. The Company has recorded as an additional investment in this joint venture, and a liability for its share of this guarantee of approximately $40,000, its estimated fair value, as of September 30, 2003.


In January 2003, Interpretation No. 46, "Consolidation of Variable Interest Entities", was issued. We are required to adopt the requirements of this Interpretation for interim periods beginning after December 15, 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and requires that we present any variable interest entities in which we have a majority variable interest on a consolidated basis in our financial statements. We are continuing to assess the provisions of this Interpretation and the impact to us of adopting this Interpretation. Therefore the following amounts may change based on additional analysis. Due to the adoption of this Interpretation, we expect that we will begin to present our investments in three joint ventures in which we have a majority variable interest, as determined in accordance with the provisions of this Interpretation, on a consolidated basis in our financial statements beginning with the consolidated financial statements issued for the quarterly period ended December 31, 2003. The consolidation of these joint ventures is expected to add approximately $6.8 million in assets and $6.1 million in liabilities to our consolidated balance sheet. As of September 30, 2003, we had investments in, and advances to, these joint ventures of approximately $608,000, which was presented as such under the equity method of accounting in the accompanying consolidated financial statements. We expect that we will continue to present all of our other unconsolidated investments under the equity method.

The following table summarizes our contractual obligations, including off-balance sheet mortgage loan guarantees provided for certain joint ventures:


                                                                        Payments due by period
                                         ------------------------------------------------------------------------------------
                                                            Less than           1 - 3              3 - 5          More than
                                             Total            1 year            years              years           5 years
                                         ------------      ------------      ------------      ------------      ------------
Long-term debt - consolidated            $ 36,654,943      $  2,899,632      $  7,060,695      $  4,547,838      $ 22,146,778
Long-term debt of assets held for
    sale - non-AmeriHost Inn hotels        10,408,395        10,408,395                --                --                --
Long-term debt of assets held for
    sale - AmeriHost Inn hotels            23,105,654        23,105,654                --                --                --
Long-term debt - unconsolidated
    joint ventures                         21,594,345         2,388,622         1,390,186         2,111,167        15,704,370
Line of credit                              2,250,000         2,250,000                --                --                --
Operating leases - consolidated            64,486,985         5,814,823        11,365,607        11,801,669        35,504,886
Operating leases - unconsolidated                  --                --                --                --                --
Purchase obligations:

    Construction contracts                  1,082,659         1,082,659                --                --                --
Other long-term liabilities                        --                --                --                --                --
                                         ------------      ------------      ------------      ------------      ------------
Total                                    $159,582,981      $ 47,949,785      $ 19,816,488      $ 18,460,674      $ 73,356,034
                                         ============      ============      ============      ============      ============

We expect these obligations to be funded through operations, including the sale of hotels, or refinanced/extended prior to maturity. The sale of the hotels to be sold as part of our hotel disposition plan, and those under contract for sale at the time the plan was implemented, is expected to generate net cash of approximately $11.3 million to $14.5 million, after the repayment of the related mortgage debt which is included in the amounts above. See "Risk Factors" discussed below. Actual sales prices may be materially less than what we expect. There is no assurance, for example, that we will generate the expected proceeds associated with the strategic plan for hotel disposition.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

We currently lease 21 hotels from a REIT. Pursuant to an amendment to the master lease agreement with this REIT, we can facilitate the sale of up to eight leased hotels by the REIT. When the REIT sells a leased hotel to a buyer who becomes an AmeriHost Inn franchisee of Cendant, we receive:

     o a commission from the REIT for facilitating the transaction which is based upon the sales price;

     o    an incremental fee from Cendant, and

     o long-term royalty sharing fees from Cendant from the future royalties paid to Cendant.


Both we and the REIT choose which properties are sold. For each hotel chosen by us, one hotel is also chosen by the REIT. Our choice is final when the sale transaction closes. The REIT makes their corresponding choice at this time. If we, or the REIT, are not successful in selling the REIT's choice to a third party, then we are obligated under the agreement to purchase the hotel from the REIT at predetermined prices. If we do not complete the purchase of the hotel within the specified time period, then our rent payment on all of the REIT hotels shall be increased by 0.25% each time. We cannot close on the sale of our third and fourth choice until the first and second REIT choices have been sold (or purchased by us), respectively. During 2001, we facilitated the sale of two hotels by the REIT (our first and second choices), and purchased one hotel from the REIT (the REIT's first choice). During 2002, we purchased the REIT's second choice, using approximately $680,000 in cash, plus mortgage financing already committed from an affiliate of the REIT, and facilitated the sale of one hotel by the REIT. The third scheduled increase was avoided in September 2003, when the Company purchased a hotel from the REIT, using cash of approximately $556,000 and mortgage financing provided by the REIT of approximately $1.7 million. If the Company does not either facilitate the sale to a third party, or purchase from the REIT, one hotel prior to June 5, 2004, the fourth 0.25% rent increase becomes effective. If the Company decides to purchase this hotel prior to June 4, 2004 with approximately $2.0 million of mortgage financing already committed by the REIT, it will need to use approximately $656,000 in operating cash flow or working capital to consummate the purchase.

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

Approximately 10% of our hotel operations revenue not received at checkout is generated through other businesses and contracts, such as direct billings to local companies using the hotel and third party hotel room brokers, which is usually paid within 30 to 45 days from billing. Fees from development, construction and renovation projects are typically received within 15 to 45 days from billing. Due to the procedures in place for processing our construction draws, we typically do not pay our contractors until we receive our draw from the equity or lending source. We typically receive an earnest money deposit from the buyer of a hotel when a sales contract is executed. The remaining proceeds from the sale of hotel assets are received at the time of closing. Management fee revenues typically are received by us within five working days of the end of each month. Cash from our employee leasing segment typically is received as of or prior to the pay date. The development incentive fee from Cendant is typically received within 20 days of the simultaneous closing of the sale of an AmeriHost Inn hotel and the execution by the buyer of a franchise agreement with Cendant, including all proper documentation. Royalty sharing payments from Cendant are received quarterly, based on the actual royalty payments received by Cendant from all AmeriHost Inn hotel franchisees, except for those operated by us. Office space rents are typically received monthly in advance, around the first of each month.

During the first nine months of 2003, we received cash from operations of $17.9 million, compared to cash received from operations of $9.2 million during the first nine months of 2002, or an increase in cash provided by operations of $8.7 million. The increase in cash flow from operations during the first nine months of 2003, when compared to 2002, can be primarily attributed to the sale of six wholly-owned hotels in 2003, versus the sale of two wholly-owned hotels and one leased hotel in 2002, offset by a decrease in hotel development for a minority-owned hotels during 2003, and the decrease in operating income from hotel operations. The increase in accounts receivable during the nine months ended September 30, 2003, compared to the same period in 2002 was due to three development incentive fees outstanding from Cendant for sales consummated during the third quarter of 2003, plus other hotel development activity. The decrease in accounts payable for the nine months ended September 30, 2003, compared to the same period in 2002, was attributable to the reduction in payables as a result of increased operating cash flow. Deferred income tax asset increased significantly during the nine months ended September 30, 2003, due to the deferred taxes recognized in connection with the hotel impairment adjustments. The significant increase in deferred income in both 2003 and 2002 was primarily attributable to the receipt of significant development incentive fees from Cendant. A significant portion of operating cash flow from hotel operations is anticipated to be used for leasehold rent obligations.

We invest cash in three principal areas:

     o to purchase property and equipment for constructing and renovating consolidated hotels;

     o    to purchase equity interests in hotels; and

     o to make loans to affiliated and non-affiliated hotels for the purpose of construction, renovation and working capital.

From time to time, we may also utilize cash to purchase our own common stock. Our board of directors has authorized a common stock buy back, at any time and without notice, of up to 1,000,000 shares under certain conditions and consistent with securities laws governing these buybacks. Under this authorization, to date in 2003 we have repurchased 36,800 shares. All shares that we have repurchased have been retired. In addition, 37,000 options to purchase stock were exercised during the third quarter of 2003 resulting in proceeds to us of approximately $130,000.

During the first nine months of 2003, we used $6.4 million in investing activities compared to using $15.3 million during the first nine months of 2002. During the first nine months of 2003, we used $6.3 million to purchase property and equipment for consolidated AmeriHost Inn hotels, used approximately $571,000 for investments in and advances to affiliates, net of distributions and collections on advances from affiliates, and used approximately $777,000 for the acquisition of partnership interests, offset by approximately $1.4 million in net proceeds from the sale of a non-AmeriHost Inn hotel and the final installment from the sale of the AmeriHost Inn brand to Cendant Corporation. During the first nine months of 2002, we used $14.1 million to purchase property and equipment for consolidated AmeriHost Inn hotels, used $464,000 for investments in and advances to affiliates, net of distributions and collections on advances from affiliates, and used approximately $797,000 for the acquisition of partnership interests.

Cash used in financing activities was $11.3 million during the first nine months of 2003, compared to cash provided by financing activities of $3.8 million during the first nine months of 2002. In 2003, we incurred principal repayments on our debt of $18.2 million, primarily through the repayment of mortgages in connection with the sale of hotels, and net repayments on the line of credit, compared to $5.7 million in 2002, including the repayment of mortgages and net repayments on the line of credit. We also generated fewer proceeds from debt issuance, from $9.7 million in 2002 to $6.9 million in 2003.

We have secured a $20 million construction line of credit facility, which provides for both construction financing as well as long-term mortgage financing. We utilize this facility primarily for the construction of wholly-owned AmeriHost Inn properties, as approved by the lender on a project-by-project basis. The loans under this facility bear interest at the floating rate of LIBOR plus 2.25%. As of September 30, 2003, approximately $8.2 million has been utilized for three hotel projects, which has already been, or will be, automatically converted to long-term financing. The lender's commitment to utilize this facility for new construction projects expired October 31, 2003, however the Company is currently negotiating with this lender for an extended and enhanced construction line of credit facility.

Certain of our hotel mortgage notes and our office building mortgage note contain financial covenants, principally minimum net worth requirements, debt to equity ratios, and minimum debt service coverage ratios. These financial covenants are typically measured annually, based upon our fiscal year end. We are not aware of any covenant violations as of September 30, 2003.

The Company's plan to sell certain AmeriHost Inn hotel assets is expected to result in the payoff of the related mortgage debt in the amount of approximately $23.1 million, which has been classified in current liabilities in the accompanying consolidated balance sheet as of September 30, 2003.

At September 30, 2003, we had $2.25 million outstanding under our $6.0 million operating line-of-credit, which matures April 30, 2004. The line-of-credit is collateralized by substantially all of our assets, subject to first mortgages from other lenders on hotel assets. The amount we can draw under this line declines to $5.5 million on February 27, 2004. Draws on the line-of-credit bears interest at the rate of prime, plus 2.5%, with a floor of 6.75%. The credit line agreement also requires us to maintain certain financial covenants, including minimum tangible net worth, a maximum leverage ratio, a minimum debt service coverage ratio, and a minimum net income covenant for

2003. Our lender has agreed to exclude the impact of the non-cash impairment charges from these covenant calculations through the third quarter of 2003. The year end 2003 results will be reviewed in connection with a renewal of the line-of-credit, if any, with this lender. During the third quarter of 2003, we reduced the outstanding balance on the line-of-credit by approximately $4.1 million, due primarily to the net proceeds from the sale of three hotels and the positive cash flow from hotel operations.

We intend to pursue longer term financing options with our current line-of-credit lender or other lenders that is consistent with our business plan of developing, building and selling AmeriHost Inn hotels. However, there can be no assurance that we will obtain an alternative credit facility of longer duration under terms and conditions that we deem satisfactory.

We expect cash from operations, including proceeds from the sale of hotels, to be sufficient to pay all operating and interest expenses during the next 12 months, as well as commitments to purchase hotel assets, provided that current financing facilities remain in place.

SEASONALITY

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," and interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. As described in Note 4, the Company has guaranteed mortgage loan obligations on certain joint ventures in which the Company holds a minority ownership interest, to secure undertakings made by those joint ventures. For those guarantees issued prior to 2003, the Company anticipates that no such contingent liability will be realized, and that the various guarantees will eventually expire. As such, the Company believes the aggregate fair value of all such guarantees is negligible. The Company issued a guarantee during the third quarter of 2003 in connection with a mortgage loan of a joint venture in which it shares the responsibility of the guarantee on a joint and several basis with its joint venture partners. The guarantee is effective for the 20-year term of the mortgage loan. The Company has recorded as an additional investment in this joint venture, and a liability for its share of this guarantee, of approximately $40,000, its estimated fair value, as of September 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN46) an interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests obtained in variable interest entities after January 31, 2003. For public companies like the Company, the interpretation is applied to the enterprise no later than the beginning of the first annual reporting period beginning after December 15, 2003. The interpretation requires certain disclosures in the consolidated financial statements issued after January 15, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the interpretation becomes effective. The Company currently anticipates consolidating three variable interest entities upon the application of FIN 46, however the Company is continuing to assess the provisions of this Interpretation and the impact to the Company of adopting this Interpretation. Therefore, the impact may change based upon this additional analysis.

In June 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that the costs associated with exit or disposal activity be recognized and measured at fair value when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. As discussed in Note 18, the Company anticipates incurring restructuring charges of approximately $140,000 through the first quarter of 2004.

In December 2002, the FASB issues SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). This statement amends FASB Statement No. 123, "Accounting for Stock-based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 and the disclosure requirements of Statement No. 123 require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to these consolidated financial statements. During 2003, the Company has adopted the provisions of FASB No. 123, including the reporting of the fair value of any options as a charge against earnings.

On May 15, 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). The issuance of SFAS 150 was intended to improve the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position and also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. SFAS 150 affects the issuer's accounting for a number of freestanding financial instruments, including mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company does not expect that the implementation of SFAS 150 will result in a material financial statement impact.


FACTORS AFFECTING FUTURE PERFORMANCE

The following important factors, among others, have affected, and may in the future continue to affect, our business, results of operations and financial condition, and could cause our operating results to differ materially from those expressed in any forward-looking statements made by us or on our behalf elsewhere in this report.

Our development activities may be more costly and take longer than we have anticipated.

     o As part of our growth strategy, we plan to develop additional AmeriHost Inn hotels. Development involves many substantial risks, which include the following:

     o actual development costs may exceed our budgeted or contracted amounts;

     o    construction delays may prevent us from opening hotels on schedule;

     o we may not be able to obtain all necessary zoning, land use, building, occupancy and construction permits;

     o    these properties may not achieve our desired revenue or profit goals;
          and

     o we compete for suitable development sites, and may not be able to locate attractive sites in terms of location or economic feasibility.

Our ability to sell hotels in a timely manner and at favorable prices could be adversely affected by market conditions and other factors.

Our ability to increase our revenues and operate profitably depends to a large extent on our ability to sell hotels that we develop at favorable prices. The sales prices and timing of hotel sales are affected by numerous factors, such as demand and supply of hotel product and conditions in the real estate and capital markets, as well as the uncertainties associated with negotiating conditions and terms of sales, many of which are beyond our control. Actual sales prices may be materially less than we expect. There is no assurance for example, that we will generate the expected proceeds associated with "Operation Sell." If we are not able to sell the hotels we develop in a timely manner and at favorable prices, our revenues and ability to operate profitably will be significantly impaired.

We may have to make significant capital improvements to maintain our hotel properties.

We may be required to replace, from time to time, furniture, fixtures and equipment and to make other capital improvements at the hotels we operate. We also must make periodic capital improvements to comply with standards established by Cendant Corporation, the franchisor of our hotels, under our franchise agreements. Generally, we are responsible for the costs of these capital improvements, which give rise to the following risks:

     o    cost overruns and delays;

     o the disruption to operations and potential lost room revenue associated with renovations;

     o the cost of funding renovations and the possibility that financing for these renovations may not be available on attractive terms; and

     o the risk that the return on our investment in these capital improvements will not be what we expect.

In the past we have funded capital expenditures from cash flow from operations and, to a lesser degree, by borrowing. If we are required to borrow additional funds to fund capital expenditures, this could have a material adverse effect on our financial condition.

Our financial performance depends in part on Cendant promoting and supporting the AmeriHost brand.

The successful operation of the hotels we own, operate or manage depends in part on the promotion of the AmeriHost brand by Cendant, the owner of the AmeriHost Inn brand and on Cendant devoting sufficient resources to support services, such as reservation systems, frequent guest loyalty and marketing programs, provided to franchisees. We have very little control over Cendant's activities in these areas, including the amount it spends on brand promotion or franchisee support. If Cendant Corporation is unable or unwilling to successfully promote the AmeriHost brand or to provide adequate support to franchisees, our results of operations and financial condition could be adversely affected.

Our business is concentrated in particular segments of a single industry and our hotels are primarily operated under a single brand name.

Nearly all of our business has been, and will likely continue to be, hotel related. Our current strategy is to develop, operate and sell mid-market hotels. We are thus exposed to downturns in the hotel industry and are more susceptible to adverse conditions in the mid-market segment of the hotel industry than more diversified hotel companies. Finally, our hotels are operated primarily under the AmeriHost brand name, and our success depends heavily on the strength of this single brand.

We may not be able to effectively compete for guests with other branded and independent hotels.

The mid-market segment of the hotel business is highly competitive. Our hotels compete on the basis of location, room rates and quality, service levels, reputation, and reservation systems, among many other factors. There are many competitors in our market segment, and many of them or the brands under which they are franchisees, may have substantially greater marketing and financial resources. New hotels are continually being constructed and opened, in some cases. without corresponding increases in demand for hotel rooms. The result in some cases may be decreased revenues.

We will encounter risks that may adversely affect real estate ownership.

Our investments in hotels are subject to the numerous risks generally associated with owning real estate, including among others:

     o adverse changes in general or local economic or real estate market conditions;

     o    changes in zoning laws;

     o    changes in traffic patterns and neighborhood characteristics;

     o    increases in assessed valuation and real estate tax rates;

     o    increases in the cost of property insurance;

     o    governmental regulations and fiscal policies;

     o    the potential for uninsured or underinsured property losses;

     o    the impact of environmental laws and regulations; and

     o    other circumstances beyond our control.

Moreover, real estate investments are relatively illiquid, and we may not be able to vary our portfolio in response to changes in economic and other conditions.

Environmental problems are possible and can be costly.

We believe that our properties comply, in all material respects, with applicable environmental laws. Unidentified environmental liabilities could arise, or we may be required to investigate, clean up or pay for property damage caused by hazardous or toxic substances that may arise at one of our properties whether we knew of or caused the presence of the contaminants. We are also required to properly manage and maintain any asbestos that may be present in our hotels. Failure to do so may subject us to fines and penalties and may allow third parties to seek recovery for personal injury associated with exposure to asbestos fibers.

Changes in government regulation may have significant effects on our business.

We are subject to numerous laws and regulations including the Americans with Disabilities Act or "ADA." The ADA requires that all public accommodations such as hotels meet federal requirements related to access and use by disabled persons. Compliance with, or changes in any of these laws, including the ADA, could reduce the revenue and profitability of our hotels and could otherwise adversely affect our results of operations and financial condition.

Uninsured and underinsured losses could result in loss of value of hotel properties.

Our insurance coverage may not be sufficient to fully protect our business and assets from all claims or liabilities, including environmental liabilities. Further, we may not be able to obtain existing or additional insurance at commercially reasonable rates. There are certain types of losses, generally of a catastrophic nature or related to certain environmental liabilities, that are either uninsurable or not insurable at a reasonably affordable price. In the event losses or claims are beyond the limits or scope of our coverage, our results of operations or financial condition could be materially adversely affected.

We are subject to the risks of hotel operations.

Through our ownership of our hotels, or our serving as lessee under long-term leases, we are subject to the risk of fluctuating hotel operating expenses at our hotels, including but not limited to:

     o    wage and benefit costs;

     o    repair and maintenance expenses;

     o    gas and electricity costs;

     o insurance costs, including health, general liability and workers compensation; and

     o    other operating expenses.

These operating expenses are difficult to predict and control, resulting in an increased risk of volatility in our results of operations.

Our revenues are significantly influenced by economic conditions in the Midwest.

Our hotels are located primarily in the States of Illinois, Ohio, Indiana, Michigan, and Wisconsin. In 2002, more than two-thirds of our revenues were derived from hotels in the Midwest. As a result, our results of operations and financial condition are largely dependent on economic conditions in the Midwest, and could be adversely affected by a decline in economic conditions in this region.

Geopolitical events could adversely affect us.

Geopolitical events including terrorist attacks have adversely affected the travel and hospitality industries. The impact which these terrorist attacks have had, or could have on our business in particular and the United States economy, the global economy and global financial markets in general is indeterminable. These attacks or the potential for future attacks could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties.

The seasonal nature of the lodging industry may cause our quarterly results to fluctuate significantly.

The lodging industry, in general, is seasonal in nature. As is typical in the industry, our hotel revenues are generally greater in the second and third calendar quarters than in the first and fourth quarters due to weather conditions in the markets in which our hotels are located and general business and leisure travel trends. Thus, our quarterly revenues and earnings may be adversely affected by events beyond our control, such as extreme weather conditions, economic factors and other factors affecting travel. In addition, hotel construction is seasonal, depending upon the geographic location of the construction projects. For example, construction activity in the Midwest may be slower in the first and fourth quarters due to weather conditions.

If we are not able to obtain capital on favorable terms or at all, our ability to grow will be hampered and our financial results may suffer.

We require a substantial amount of capital to develop additional hotels. We or the joint venture in which we are an investor and which owns a hotel, as the case may be, typically invests between 0% and 50% of the total cost of developing and constructing a hotel in the form of equity, with the remaining portion of the costs generally financed through a bank, or through a development line of credit. In addition, our operating cash flow is not always sufficient to fund our operations. Consequently, we rely upon the availability of debt or equity capital to fund hotel acquisitions and development, and discretionary capital improvements. The capital markets have been adversely affected by the occurrence of recent events including various geopolitical events. These events or other future events deemed negative by capital market providers could adversely affect the availability and cost of capital for our business. We cannot assure you that we will be successful in attracting sufficient debt or equity financing to fund future growth and operations at an acceptable cost, or at all.

We have substantial leverage and other long-term obligations, which could limit our flexibility or otherwise adversely affect our financial condition.

We have a significant amount of debt and obligations under long-term leases requiring us to dedicate a substantial portion of our cash flow from operations to make these required payments. These payments reduce the cash flow otherwise available to fund capital expenditures, expansion efforts, distributions to our shareholders and other general corporate needs.

If our cash flow and working capital is not sufficient to fund our expenditures or to make our debt and lease payments, we will have to raise additional funds through:

     o    the sale of capital stock;

     o    borrowing additional monies; or

     o    selling assets.

We cannot assure you that any of these sources would be available to us on acceptable terms, if at all. An inability to fund our capital needs would have a material adverse effect on our results of operations and financial condition.

Rising interest rates could have an adverse effect on our cash flow and interest expense.

Most of the money we have borrowed requires us to pay interest that varies over time. In addition, we may borrow money in the future requiring us to pay interest at "variable rates." Accordingly, increases in interest rates could increase our interest expense and adversely affect our results of operations and cash flow and reduce the amounts available to make payments on our other indebtedness, make acquisitions, or pursue other business opportunities.

We have restrictive debt covenants that could adversely affect our ability to run our business.

     o The agreement governing our corporate and our development line of credit contains various restrictive covenants including, among others, provisions that can restrict our ability to:

     o    borrow additional money;

     o    make common and preferred distributions;

     o    make investments;

     o make investments in capital expenditures and acquiring hotels in excess of certain amounts;

     o    engage in transactions with affiliates;

     o    merge or consolidate with another person; and

     o    dispose of all or substantially all of our assets.

These restrictions may adversely affect our ability to finance our operations or engage in other business activities that may be in our best interest. In addition, these agreements require us to maintain certain specified financial ratios. Our ability to comply with these ratios may be adversely affected by events beyond our control. The breach of any of these covenants and limitations could result in the acceleration of amounts outstanding under our line of credit. We may not be able to refinance or repay our debt in full under those circumstances.

It may be difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders.

Some provisions of our certificate of incorporation and bylaws, as well as some provisions of Delaware law, may discourage, delay or prevent third parties from acquiring us, even if doing so would be beneficial to our shareholders. Each of these provisions makes it more difficult for shareholders to obtain control of our board or initiate actions that are opposed by the then current board. For example, our certificate of incorporation allows for the issuance of undesignated preferred stock, which gives our board the ability to issue preferred stock with voting or other rights and preferences that could impede the success of any attempted change of control. Delaware law also could make it more difficult for a third party to acquire us. Section 203 of the Delaware General Corporation Law may have an anti-takeover effect with respect to transactions not approved in advance by our board, including discouraging attempts that might result in a premium over the market price of our common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We have some cash flow exposure on our long-term debt obligations to changes in market interest rates. We primarily enter into long-term debt obligations in connection with the development and financing of hotels. We maintain a mix of fixed and floating debt to mitigate our exposure to interest rate fluctuations. We do not enter into any market risk sensitive investments for trading purposes.

Our management believes that fluctuations in interest rates in the near term would not materially affect our consolidated operating results, financial position or cash flows as we have limited risks related to interest rate fluctuations.

The table below provides information about financial instruments that are sensitive to changes in interest rates, for each interest rate sensitive asset or liability as of September 30, 2003. As the table incorporates only those exposures that existed as of September 30, 2003, it does not consider those exposures or positions which could arise after that date. Moreover, the information presented therein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, hedging strategies and prevailing interest rates at the time.

                                                                                Average Nominal
                                                           Carrying Value        Interest Rate
                                                           --------------       ---------------
         Operating line of credit - variable rate          $    2,250,000           6.75%
         Mortgage debt - fixed rate                        $   25,751,189           7.72%
         Mortgage debt - variable rate                     $   44,417,802           5.85%

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

Exhibit No.                  Description
-----------                  -----------
   10.10          Asset Purchase Agreement between Arlington Hospitality, Inc.
                  and AmeriHost Inn Franchising Systems, Inc. (a subsidiary of Cendant Corporation)

   10.11          Royalty Sharing Agreement between Arlington Hospitality, Inc.
                  and AmeriHost Inn Franchising Systems, Inc. (a subsidiary of Cendant Corporation)

   10.12 Development Agreement between Arlington Hospitality, Inc. and AmeriHost Inn Franchising Systems, Inc. (a subsidiary of Cendant Corporation)

 The following exhibits were included in the Registrant's Report on Form 10-Q filed November 14, 2002:

Exhibit No.                  Description
-----------                  -----------
   10.7 Form of Indemnification Agreement executed by independent directors

 The following exhibits were included in the Registrant's Report on Form 8-K filed December 19, 2002:

Exhibit No.                  Description
-----------                  -----------
   10.13 Employment agreement between Arlington Hospitality, Inc. and Jerry H. Herman dated December 19, 2002

The following exhibit was included in the Registrant's Report on Form 10-K filed
                                March 31, 2003:

Exhibit No.                  Description
-----------                  -----------
   10.14          Line-of-credit agreement with LaSalle Bank, NA

The following exhibits were included in the Registrant's Proxy Statement for Annual Meeting of Shareholders filed on September 26, 2003, and are incorporated by reference herein:

Exhibit No.                  Description
-----------                  -----------
   10.15          Non-Employee Director Restricted Stock Plan
   10.16          Long Term Incentive Plan

The following exhibits are included in this Report on Form 10-Q filed November __, 2003:

Exhibit No.                  Description
-----------                  -----------
    3.2           By-laws of Arlington Hospitality, Inc. as revised on September
                  8, 2003

    3.3 Amendment to By-laws of Arlington Hospitality, Inc. dated September 8, 2003

   10.17 Employment agreement between Arlington Hospitality, Inc. and Stephen Miller dated July 25, 2003

   10.18 Amendment to employment agreement between Arlington Hospitality, Inc. and Stephen Miller dated September 10, 2003

   10.19 Employment agreement between Arlington Hospitality, Inc. and James B. Dale dated January 12, 2001 and Amendment No. 1 thereto dated October 29, 2001

   10.20 Supplemental retention and performance agreement between Arlington Hospitality, Inc. and James B. Dale dated December 1, 2002

   10.21 Employment agreement between Arlington Hospitality, Inc. and Richard A. Gerhart dated July 1, 2002

   10.22 Supplemental retention and performance agreement between Arlington Hospitality, Inc. and Richard A. Gerhart dated December 1, 2002

   31.1 Certification of Chief Executive Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification of Chief Financial Officer Pursuant to SEC Rules 13a-15(e) and 15(d)-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K:

The Company filed the following reports on Form 8-K during the three months ended September 30, 2003:

Date Filed                   Description
----------                   -----------
August 15, 2003   Press release announcing second quarter 2003 results

October 30, 2003  Press release announcing results of the annual shareholder meeting

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ARLINGTON HOSPITALITY, INC.

                                        By: /s/ Jerry H. Herman
                                            ------------------------------------
                                            Jerry H. Herman
                                            Chief Executive Officer

                                        By: /s/ James B. Dale
                                            ------------------------------------
                                            James B. Dale
                                            Chief Financial Officer
                                            Chief Accounting Officer
Date:  November 14, 2003

                                  EXHIBIT INDEX

Exhibit No.                  Description
-----------                  -----------
    3.2           By-laws of Arlington Hospitality, Inc. as revised on September
                  8, 2003

    3.3           Amendment to By-laws of Arlington Hospitality, Inc. dated
                  September 8, 2003

   10.17          Employment agreement between Arlington Hospitality, Inc. and
                  Stephen Miller dated July 25, 2003

   10.18          Amendment to employment agreement between Arlington
                  Hospitality, Inc. and Stephen Miller dated September 10, 2003

   10.19          Employment agreement between Arlington Hospitality, Inc. and
                  James B. Dale dated January 12, 2001 and Amendment No. 1
                  thereto dated October 29, 2001

   10.20 Supplemental retention and performance agreement between Arlington Hospitality, Inc. and James B. Dale dated December
                  1, 2002

   10.21          Employment agreement between Arlington Hospitality, Inc. and
                  Richard A. Gerhart dated July 1, 2002

   10.22 Supplemental retention and performance agreement between Arlington Hospitality, Inc. and Richard A. Gerhart dated
                  December 1, 2002

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