Form 10-K
period 2003-12-31
ARLINGTON HOSPITALITY INC
filed 2004-03-31
CIK 778423

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

          [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2003

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of Each Class                                         on which registered
-------------------                                        ---------------------
       NONE                                                        NONE

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.005 per share
                    ----------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Act) Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on June 30, 2003 as reported on the Nasdaq National Market, was approximately $9.0 million. Common Stock held by officers, directors and each person who owns 10% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2004, 5,038,149 shares of the Registrant's Common Stock were outstanding.

The following documents are incorporated into this Form 10-K by reference: None

================================================================================

                                     PART I

ITEM 1. BUSINESS.

GENERAL

As used herein, the terms "we," "us," "our," or the "Company" refer to Arlington Hospitality, Inc., a Delaware corporation organized in 1984, individually or together with its subsidiaries, and our predecessors. We are engaged in the development and construction of limited service hotels, without food and beverage facilities, as well as the ownership, operation, management and sale of these hotels. During the past several years, we have focused almost exclusively on AmeriHost Inn hotels, as the largest franchisee of this brand, with limited ownership and operation of other branded hotels. We are a full-service real estate company, with in-house expertise and resources in development, acquisitions, financing, construction management, property management, marketing, and accounting. As of December 31, 2003, we had approximately 1,200 employees, with our senior officers averaging more than 15 years experience in the hotel industry. Our hotels are located in 17 states, primarily in the Midwestern United States. The table below sets forth information regarding our hotels at December 31, 2003:

                                     Open                Under
                                    Hotels           Construction            Total
                                --------------     ----------------     ---------------
                                Hotels   Rooms     Hotels    Rooms      Hotels   Rooms
                                ------   -----     ------   -------     ------   ------
Consolidated (1):
    AmeriHost Inn hotels            49   3,161          -         -         49    3,161
    Other brands                     5     692          -         -          5      692
                                ------   -----     ------   -------     ------   ------
                                    54   3,853          -         -         54    3,853
                                ------   -----     ------   -------     ------   ------
Unconsolidated:
    AmeriHost Inn hotels             8     574          1        96          9      670
    Other brands                     2     228          -         -          2      228
                                ------   -----     ------   -------     ------   ------
                                    10     802          1        96         11      898
                                ------   -----     ------   -------     ------   ------

Totals:
    AmeriHost Inn hotels            57   3,735          1        96         58    3,831
    Other brands                     7     920          -         -          7      920
                                ------   -----     ------   -------     ------   ------
                                    64   4,655          1        96         65    4,751
                                ======   =====     ======   =======     ======   ======

         (1) Consolidated hotels are those in which we have a 100% or controlling ownership or leasehold interest and have therefore been included in our consolidated financial statements

We created the AmeriHost Inn brand in 1989, with a focus on providing consistent, cost-effective development and operation of mid-price, limited-service hotels in various markets. After developing and operating the AmeriHost Inn brands for approximately 10 years, we sold the AmeriHost Inn brands and franchising rights to Cendant Corporation ("Cendant") (NYSE:CD) in September 2000 (see also "Strategic Business Plan" below under the subheading "Increase Cendant Fee Streams"). Cendant is one of the world's largest franchising companies with several hotel brands, in addition to the AmeriHost Inn brand, such as Super 8, Days Inn, Ramada, Howard Johnson and Wingate. To date, nearly all of our AmeriHost Inn hotels have been developed and constructed using a two- or three-story prototype, featuring 60 to 120 rooms, interior corridors and an indoor pool area, and generally have been located in smaller town markets, and to a lesser extent, secondary markets. We intend to focus our new AmeriHost Inn development on larger, secondary markets, and have designed a larger, three-story AmeriHost Inn & Suites prototype with more public space and certain other enhancements for this purpose. Each of our other brand hotels are franchised through Days Inn, Howard Johnson Express or Ramada Inn. As of December 31, 2003, we were constructing one AmeriHost Inn hotel for a joint venture in which we are a minority partner.

In addition to our 57 AmeriHost Inn hotels, unaffiliated third parties also operated 46 AmeriHost Inn hotels under franchise agreements with Cendant as of December 31, 2003, nearly all of which were previously developed, owned and operated by us, until we sold them. As of December 31, 2003, according to a franchise system report provided by Cendant, there were a total of 103 AmeriHost Inn hotels open, including those owned, operated or managed by us, versus 92 as of December 31, 2002.

Strategic Business Plan

In order to improve operating results, and liquidity, and to provide capital for growth, we are focused on a strategic business plan that is intended to shift our business model with the objective of generating increased recurring cash flow and income streams with less investment in physical assets and less indebtedness. Our strategies include:

         - to concentrate on a few carefully selected geographic markets, including the Midwestern U.S., California, and potentially the Southeastern U.S., and to be a leading limited service hotel operator and developer in those markets. Historically we have targeted smaller towns for hotel development. Currently, we are pursuing development opportunities in larger secondary markets with a larger hotel prototype, which we believe will provide a greater return on investment. We are also assessing the market and investment return for the potential acquisition of existing hotels for conversion to the AmeriHost Inn brand;

         - to explore joint venture opportunities with partners who seek to benefit from the depth of development and management expertise we are able to provide, leveraging our strength as owners and operators;

         - to pursue the sale of 25 to 30 existing hotel properties at an accelerated pace in order to realize the equity value within the properties, so as to improve liquidity, reduce debt, and to help fund future development projects;

         - to sell newly developed hotels for our own account as well as for joint ventures after a much shorter holding period than we have historically;

         - to seek third party development projects, that would provide additional fee income;

         - to maximize the fees generated from our contractual relationship with Cendant,; through the sale of hotels and the expansion of the brand;

         - to improve operations at, and returns from, existing hotels including through a possible restructuring of the long-term lease for 21 hotels; and

         - to improve our capital structure by reducing existing debt, while exploring new, long-term sources of growth and operating capital.

As a result, we expect that our revenue mix will change significantly, with hotel operating revenues decreasing and sale of hotel revenues, hotel development revenues and development incentive and royalty sharing fee revenues increasing. We believe this shift will help us increase profit margins and provide a greater return on capital.

In summary, we are pursuing four major initiatives as follows:

         - Sell 35 - 40% of our existing owned hotel portfolio over a two year period.

         - Improve hotel operational results through revenue enhancement initiatives, including Internet initiatives, and local, regional, and national marketing programs, and through aggressive cost control.

         - Increase hotel development for joint ventures and third parties.

         -        Increase and accelerate fees under the Cendant agreement.

In addition, as part of the strategic plan, we implemented a plan to reduce our hotel management and other corporate staff in 2003 by approximately 20%, or 13 positions. This move is expected to result in annual savings of approximately $580,000 in labor and related costs and has resulted in a reduction of office space needs at our corporate headquarters. Since we own our office building, it gives us the ability to lease out additional space to third parties. However, to assist us in expanding our hotel development activity and increasing hotel revenue, we subsequently added or enhanced five positions in the hotel development, hotel marketing/revenue management, and finance areas, offsetting a portion of the projected savings.

Hotel sales

The sale of existing hotels is an integral part of funding our growth plan. During 2003, we conducted a comprehensive assessment of each of our hotel properties and in July 2003, adopted a formal plan to sell 25 to 30 hotels over a two-year period. The assessment of each hotel property included such factors as operating cash flow, market penetration, age of property, Revenue Per Available Room ("RevPAR") growth, demographics of the local market, individual hotel capitalization, and new competition, among others. We determined that the sale of a significant number of hotel properties would assist us in achieving our financial and growth objectives. In particular, our hotel operating expenses will decrease as we sell existing hotels and shift towards more hotel development activity, which we believe will generate higher returns than hotel operations activity. In addition, we determined that all of our owned non-AmeriHost Inn hotels would be sold as part of this plan, subject to market conditions. We anticipate using the proceeds from the sale of hotels to:

         - provide liquidity for operational needs, both corporate and hotel;

         -        reduce outstanding debt;

         -        provide capital for future hotel development; and

         -        provide capital to repurchase common stock.

When the plan for hotel disposition was adopted, we expected that the sale of the identified hotels would generate net cash of approximately $11.5 million to $14.7 million, after the repayment of the related mortgage debt secured by the individual properties. In 2003, after the adoption of this plan in July, we sold six hotels, generating net cash proceeds of approximately $5.4 million, after the payoff of the related mortgage debt of approximately $9.9 million. In an effort to enhance the hotel disposition plan and maximize the activity from potential buyers, we conducted a recent assessment of the timing, expected sales prices, and brokerage groups to be used. As a result, we have slightly changed the mix of hotels being offered for sale, identified and/or engaged three additional brokers, in addition to the national broker used thus far, to market and sell the hotels, and reevaluated the listing prices of certain hotels for sale, or to be marketed for sale, based on current market conditions, resulting in offering price reductions on certain hotels. As a result of this reevaluation, we anticipate that the plan for hotel disposition, will now generate total net proceeds toward the lower end of the range as originally estimated, or approximately $11.9 million to $12.3 million.

Annual hotel sales activity is summarized as follows, including the number of properties sold, the net cash proceeds to us upon sale, after the repayment of the related mortgage debt, and exclusive of the Cendant incentive fees:

                                                                            2003          2002       2001
                                                                            ----          ----       ----
Hotels Sold:
    Consolidated hotels:
        AmeriHost Inn hotels                                                     8            5          9
        Other brand hotels                                                       2            -          -
                                                                           -------       ------     ------
                                                                                10            5          9
                                                                           -------       -------    ------
    Unconsolidated hotels:
        AmeriHost Inn hotels                                                     1            2          -
        Other brand hotels                                                       -            1          -
                                                                           -------       ------     ------
                                                                                 1            3          -
                                                                           -------       ------     ------
                                                                                11            8          9
                                                                           =======       ======     ======

Net Proceeds from the sale of consolidated hotels (in thousands):

      AmeriHost Inn hotels                                                 $ 8,631       $2,531     $6,172
      Other brand hotels                                                       137            -          -
                                                                          --------       ------     ------
                                                                           $ 8,768       $2,531     $6,172
                                                                           =======       ======     ======

Debt paid off from the sale of consolidated hotels (in thousands):

     AmeriHost Inn hotels                                                  $14,200       $7,187     $7,198
     Other brand hotels                                                      2,267            -          -
                                                                           -------       ------     ------
                                                                           $16,467       $7,187     $7,198
                                                                           =======       ======     ======

Upon successful completion of the sale of the properties in the plan and the properties then under contract, we expect to own or lease 30 to 35 AmeriHost Inn hotels and two non-AmeriHost Inn hotels, excluding any new hotels we develop. By selling the hotels, we hope to re-deploy the net cash into activities that will earn higher returns than we were earning on these hotels, such as hotel development for third parties and joint ventures.

Improve Hotel Operating Results

The lodging industry has been negatively impacted since 2001, due to the economic downturn and its impact on both leisure and corporate travel patterns, as well as other geopolitical events. The lodging industry experienced declining revenues for all of 2001, 2002 and the first three quarters of 2003. According to industry analysts, such a prolonged downturn in revenues has not happened in the industry in the past thirty years. During the latter part of 2003, and the beginning of 2004, the industry analysts have reported increased revenues for the lodging industry, including the limited-service segment of the industry. These same industry analysts forecast that revenues will continue to increase in 2004. During the last several months of 2003 and the first part of 2004, our hotels have been lagging behind industry results. We believe this is due primarily to our hotel locations' concentration in the Midwest, where we believe the regional economy has lagged the national averages. We believe our hotel operating results have historically trended with this region's economic activity, and should benefit from an upturn in the Midwestern U.S. economy.

We have initiated a multifaceted program designed to increase revenues at the hotel properties we operate through a series of initiatives. This program, which is aimed at maximizing market penetration and revenue on an individual and aggregate basis, includes aggressive Internet initiatives, the fastest growing distribution channel for the lodging industry. Our Internet marketing programs are designed to link to more search engines and travel related web sites such as Expedia and Hotels.com. We believe that further penetration of the Internet market is critical to maximizing future hotel revenues. We added a revenue manager in 2003 to assist in these initiatives, and to work with global distribution and reservation systems to increase bookings from travel agent groups. We are also providing significant training to our hotel management staff to generate more local marketing activity and business from other traditional distribution channels and market segments. In addition, in 2004 Cendant began implementation of a frequent guest stay rewards program, called "TripRewards," which includes the AmeriHost Inn brand as well as Cendant's other hotel brands. These reward programs have become very prevalent in the lodging industry, including the limited service segment, and have usually proven, over time, to significantly increase brand awareness and guest loyalty. We believe that, over time, this program will help all AmeriHost Inn hotels, including ours, increase revenue.

We have implemented a number of initiatives to control costs at our hotels, especially in the areas of labor, insurance, utilities, and maintenance. For example, we have reduced our housekeeping labor hours, and were successful in significantly reducing property and other commercial insurance. We have also started to implement energy control systems at a few hotels and are exploring the expansion of this program.

In addition, we have entered into discussions with PMC Commercial Trust ("PMC") (AMEX: PCC), regarding 21 AmeriHost Inn hotels owned by PMC which are leased and operated by one of our wholly owned subsidiaries. Due to numerous economic and market-driven factors relating to these 21 hotels, we have entered into discussions with the objective of improving operating results with respect to these hotels through a reduction in the lease payments, and agreeing on a plan for the sale of the hotels to third parties. See "Leased Hotel Properties" below. There can be no assurance that the leases will be restructured on terms and conditions acceptable to us, if at all, or that a restructuring will improve operating results and cash flow.

Increase hotel development

Over the last two years, we have developed three AmeriHost Inn hotels for joint ventures in which we have an ownership interest and we currently are approaching finalization of two new joint ventures. We believe we can achieve a higher return on our investment by developing hotels for third parties and joint venture projects, compared to developing and operating hotels for our own account. In addition, we intend to selectively acquire hotels where the opportunity exists to convert them to the AmeriHost Inn brand, again primarily on a joint venture basis. Our goal is to increase the development activity for third parties and joint ventures to reach a pace of developing or acquiring and converting 10 to 15 hotels annually by the end of 2005. We anticipate that these new developments will be larger hotels, with 80 to 90 rooms, compared to the average of 60 to 65 rooms in our current portfolio, and will be located in larger markets with multiple demand generators. Our focus will continue to be on the Midwest United States, and California. We are also exploring the Southeastern part of the United States where we feel there is significant opportunity for limited-service hotels.

Developing hotels through joint ventures requires less capital from the Company, compared to a wholly owned project, allowing us the capital to build more hotels through joint ventures in a given period. In addition, the Company intends to develop larger hotels, which is expected to create development and operational efficiencies, and increase the cash flow from the Cendant agreements as described below.

In 2003, we added to our business and hotel development team to assist in expanding new hotel development, primarily through joint ventures, and to identify other business opportunities. We enhanced and replaced the roles of two executive hotel development and construction positions vacated earlier in 2003, we added one individual in the market analysis area, and we added one position in the corporate finance area. We believe these new and enhanced positions have brought additional depth and knowledge in hotel development, acquisitions, finance and capital markets.

Increase Cendant fee streams

On September 30, 2000, we sold the AmeriHost Inn brand and franchising rights to Cendant. In connection with this sale we entered into agreements with Cendant that provide for both short-term and long-term incentive payments to us as the AmeriHost Inn brands are expanded, including:

         - for the 25-year term of a royalty-sharing agreement, favorable reduced royalty payment terms on any AmeriHost Inn hotels we own or lease and operate, including hotels owned through joint ventures with prior approval from Cendant;

         - for the 25-year term of the royalty-sharing agreement, the sharing of royalties received by Cendant from all AmeriHost Inn hotels in the franchise system excluding those we own or lease and operate; and

         - for the 15-year term of a development agreement, a hotel development incentive fee each time an AmeriHost Inn hotel we own/lease and operate is sold to an operator who becomes a Cendant franchisee, subject to certain limitations.

We also received $5.2 million from Cendant in 2000 upon the sale of the AmeriHost Inn brand and franchising rights, net of closing costs, and three installment payments of $400,000 each in 2001 through 2003. In conjunction with this transaction, we changed our name to Arlington Hospitality, Inc. from Amerihost Properties, Inc. in May 2001.

As such, the sale of existing AmeriHost Inn hotels, as well as the development and ultimate sale of additional AmeriHost Inn hotels to third parties allows us to generate fees under the Cendant agreement, a significant component of the strategic plan. In addition, the development of larger hotels is also expected to result in larger fees from Cendant, since these hotels are expected to generate greater revenues (which is the basis for the fees) than our existing hotels. As the AmeriHost Inn brand grows, we will also benefit from increased royalty sharing fees when they add hotels not owned by us to the AmeriHost Inn franchise system.

Per the terms of our Development Agreement with Cendant, we are restricted from developing or acquiring non-Cendant brands for our own account, or developing for unaffiliated third parties over certain annual limits. There are certain other limitations pertaining to our acquisition of hotel management companies or hotel management contracts. Many of the restrictions related to the development, acquisition or management of non-Cendant brands, but not all, terminate in September 2005. While there are many reasons outlined herein for us to focus on growing the AmeriHost brand, such restrictions could result in our inability to participate in other potentially profitable opportunities or diversification strategies, especially until September 2005.

LEASED HOTEL PROPERTIES

In 1998 and 1999, we, through various subsidiaries, completed the sale of 30 AmeriHost Inn hotels to PMC Commercial Trust ("PMC"), a real estate investment trust ("REIT") for approximately $73.0 million. Upon the respective sales to PMC, our wholly owned subsidiary entered into agreements to lease back the hotels for an initial term of 10 years, with two five-year renewal options. The lease payments were fixed at 10% of the sale price for the first three years. Thereafter, the lease payments were subject to a CPI increase with a 2% annual maximum. We have guaranteed the lease payments of our subsidiary under the terms of the master lease.

In January 2001, the master lease with PMC was amended to provide for the sale of eight unidentified hotels under specified terms, and to extend the initial lease term by five years. The amendment provides for four increases in rent payments of 0.25% each, if these hotels are not sold to a third party or purchased by us by the dates specified. As of December 31, 2003, the first three scheduled rent increases were avoided due to the sale of hotels by PMC to us. The third scheduled increase was avoided in September 2003, when we purchased a hotel from PMC, using cash of approximately $556,000 and mortgage financing provided by PMC of approximately $1.7 million. The fourth 0.25% increase of approximately

$127,000 on an annual basis becomes effective if we do not either facilitate the sale to a third party, or purchase from PMC, one specified hotel at a price of approximately $2.6 million by June 5, 2004. If we decide to purchase this hotel by June 5, 2004, we intend to fund the $2.6 million purchase price with a combination of mortgage debt, the source of which has not yet been identified, and cash from operations or working capital. However, there can be no assurance that we will have the liquidity and/or acceptable financing available to purchase this hotel at that time, and the rent increase may therefore become effective under the existing agreements. In addition to the hotels sold pursuant to this amendment, PMC has also sold three other hotels to third parties. We facilitated all of the sales of hotels by PMC to third parties, and have received a commission from PMC for this service.

Due to numerous economic and market-driven factors relating to these 21 remaining hotels, we have had to fund, on behalf of our subsidiary, a significant portion of the approximate $5.3 million annual lease obligation, as the aggregate operating cash flow from these hotels in 2003 was insufficient to meet the lease obligation. We have entered into discussions with PMC, on behalf of our subsidiary, with the objective to restructure these long-term lease agreements. On March 12, 2004, we entered into a temporary letter agreement with PMC that expires on April 30, 2004. The temporary letter agreement provides that base rent will continue to accrue at the rate of approximately $445,000 per month, as set forth in the lease agreements; however the base rent payments required to be paid on March 1, 2004 and April 1, 2004 were reduced to approximately $360,000 per month, with the March 1, 2004 payment being due and payable upon the execution of the temporary letter agreement. In addition, we were allowed to utilize $200,000 of our security deposit held with PMC to partially fund these payments. Upon the expiration of the temporary letter agreement on April 30, 2004, the deferred portion of the base rent (approximately $170,000) will be payable and the security deposit is to be restored to its March 12, 2004 balance.

Our objective of the contemplated restructuring is to improve our operating results and cash flow with respect to these hotels, and to agree on a plan that would transfer these hotels to third party operators through the sale of the properties. The sale of these hotels is consistent with our strategic objectives, as discussed above. While our objective is to reach a restructured agreement prior to the expiration of the temporary letter agreement, there can be no assurance that the leases will be restructured on terms and conditions acceptable to us, if at all, or that a restructuring will improve operating results and cash flow, or provide for the sale of the hotels to third party operators.

HOTEL PROPERTIES

At December 31, 2003, the Company owned or managed 64 hotels in 17 states, primarily concentrated in the Midwestern United States. The Company had one additional hotel under construction in West Virginia.

The following is a list of hotel properties under the Company's management at December 31, 2003, by state:

    Date
   State                               Hotel (1)                          Rooms         Operations Began
   -----                               ---------                          ------        ----------------
California         AmeriHost Inn & Suites Redding                             84            06/27/03
                                                                          ------

Florida            Howard Johnson Express Inn Ft. Myers                      124            09/30/92
                                                                          ------

Georgia            AmeriHost Inn Lagrange                                     59            03/01/95
                   AmeriHost Inn Eagles Landing, Stockbridge                  60            08/08/95
                   AmeriHost Inn Smyrna                                       60            12/21/95
                   Days Inn Northwest, Atlanta (3)                           104            11/01/91
                                                                          ------
                                                                             283
                                                                          ------

Illinois           AmeriHost Inn Macomb                                       60            05/19/95
                   AmeriHost Inn Players Riverboat Hotel, Metropolis         120            02/25/94
                   AmeriHost Inn Rochelle                                     61            03/07/97
                   AmeriHost Inn Sycamore                                     58            05/31/96
                   Days Inn Niles                                            150            01/01/90
                                                                          ------
                                                                             449
                                                                          ------

Indiana            AmeriHost Inn & Suites Columbia City                       60            03/05/99
                   AmeriHost Inn & Suites Decatur                             60            08/30/98
                   AmeriHost Inn Hammond                                      86            03/29/96
                   AmeriHost Inn & Suites Huntington                          62            08/21/98
                   AmeriHost Inn Plainfield                                   60            09/01/92
                   Days Inn Plainfield                                        64            05/01/90
                                                                          ------
                                                                             392
                                                                          ------

Iowa               AmeriHost Inn & Suites Boone                               60            08/21/98
                   AmeriHost Inn & Suites Le Mars                             63            01/07/98
                   AmeriHost Inn & Suites Mt. Pleasant                        63            07/02/97
                   AmeriHost Inn & Suites Pella                               60            11/02/01
                   AmeriHost Inn Storm Lake                                   61            08/13/97
                                                                          ------
                                                                             307
                                                                          ------

Kentucky           AmeriHost Inn Murray                                       60            11/01/96
                                                                          ------

Michigan           AmeriHost Inn Coopersville                                 60            12/31/95
                   AmeriHost Inn & Suites Dewitt                              75            01/24/03
                   AmeriHost Inn & Suites Dowagiac                            64            09/28/01
                   AmeriHost Inn Grand Rapids North, Walker                   60            07/05/95
                   AmeriHost Inn Grand Rapids South                           61            06/11/97
                   AmeriHost Inn & Suites Howell                              75            01/18/02
                   AmeriHost Inn Hudsonville                                  61            11/24/97
                   AmeriHost Inn & Suites Monroe                              63            09/19/97
                   AmeriHost Inn Port Huron                                   61            07/01/97
                                                                          ------
                                                                             580
                                                                          ------

                                                                                              Date
   State                               Hotel (1)                           Rooms        Operations Began
   -----                               ---------                          ------        ----------------
Mississippi        AmeriHost Inn Batesville                                   60            04/26/96
                   AmeriHost Inn Tupelo                                       61            07/25/97
                   Howard Johnson Express Inn Tupelo                         124            12/31/01
                                                                          ------
                                                                             245
                                                                          ------

Missouri           AmeriHost Inn Fulton                                       62            01/21/99
                   AmeriHost Inn Mexico                                       61            12/06/97
                   AmeriHost Inn Warrenton                                    63            11/07/97
                                                                          ------
                                                                             186
                                                                          ------

Ohio               AmeriHost Inn Ashland                                      62            08/09/96
                   AmeriHost Inn & Suites Athens (2)                         100            11/04/89
                   AmeriHost Inn & Suites Cambridge                           71            02/06/98
                   AmeriHost Inn & Suites Columbus Southeast (2)              60            04/17/98
                   AmeriHost Inn & Suites East Liverpool (3)                  66            10/20/00
                   AmeriHost Inn Jeffersonville North                         61            07/20/96
                   AmeriHost Inn Jeffersonville South                         60            10/14/94
                   AmeriHost Inn Lancaster                                    60            09/04/92
                   AmeriHost Inn Logan                                        60            04/16/93
                   AmeriHost Inn Marysville                                   78            06/01/90
                   AmeriHost Inn & Suites Oxford (3)                          61            12/04/00
                   AmeriHost Inn & Suites Rickenbacker (3)                    96            04/18/03
                   AmeriHost Inn St. Marys                                    61            11/25/97
                   AmeriHost Inn & Suites Toledo/Maumee (3)                   85            07/24/02
                   AmeriHost Inn Upper Sandusky (4)                           60            04/12/95
                   AmeriHost Inn & Suites Wilmington                          61            02/21/97
                   AmeriHost Inn Wooster East                                 57            01/18/94
                   AmeriHost Inn Wooster North                                60            10/20/95
                   Ramada Inn Dayton Mall                                    215            01/20/92
                                                                          ------
                                                                            1434
                                                                          ------

Oklahoma           AmeriHost Inn & Suites Enid                                60            06/11/98
                                                                          ------

Pennsylvania       Days Inn Altoona                                          139            08/31/92
                                                                          ------

Tennessee          AmeriHost Inn Jackson                                      60            04/01/98
                                                                          ------

Texas              AmeriHost Inn McKinney                                     61            01/07/97
                                                                          ------

West Virginia      AmeriHost Inn Parkersburg North                            78            06/26/95
                                                                          ------

Wisconsin          AmeriHost Inn & Suites Lomira                              60            06/08/01
                   AmeriHost Inn Mosinee                                      53            04/30/93
                                                                          ------
                                                                             113
                                                                          ------

                                                     TOTAL ROOMS            4655
                                                     TOTAL PROPERTIES         64

(1) Unless otherwise noted, the Company owns a direct or indirect equity or leasehold interest in the hotel.

(2) Indicates properties that are currently co-managed with an unaffiliated third party.

(3) Indicates properties that are currently managed by an unaffiliated third party.

(4)      Indicates properties that were sold subsequent to December 31, 2003.

AmeriHost Inn Hotels

All of our AmeriHost Inn hotels are operated pursuant to 20-year franchise agreements with Cendant. Pursuant to these agreements, we have access to the franchise system's reservation system, Internet and global distribution systems, marketing plans and trademarks, and we are a participant in the brand's frequent guest loyalty program, "TripRewards." The franchise agreements require us to maintain both the quality and condition of the hotel, as well as specific operating procedures, in accordance with brand standards and inspections.

Our AmeriHost Inn hotels have typically been designed and constructed using a two- or three-story prototype, featuring 60 to 120 rooms, interior corridors and an indoor pool area. The AmeriHost Inn hotel's amenities and services include a whirlpool in the indoor pool area, exercise room, meeting room and extensive exterior lighting for added security. The standard AmeriHost Inn guest room features an electronic card-key lock, in-room safe, in-room coffee maker, telephone with data port for personal computer, a work area and a 25" color television with premium cable service or movies on demand. In addition, each AmeriHost Inn hotel typically contains two to 12 whirlpool suites which provide extra amenities, such as in-room whirlpools, microwave ovens, compact refrigerators and an expanded sitting area. These whirlpool suites generate higher rates than those of a standard room. AmeriHost Inn hotels do not contain food and beverage facilities normally associated with full-service hotels. Food service for hotel guests is generally available from adjacent or nearby free-standing restaurants which are independently owned and operated. However, our hotels do provide a continental breakfast.

Our AmeriHost Inn hotels are operated or managed in accordance with guidelines we established over the past 15 years, as well as by Cendant, which are designed to provide guests with a consistent lodging experience. We believe the quality and consistency of the amenities and services provided by the AmeriHost Inn hotels increase guest satisfaction and repeat business. In addition, the AmeriHost Inn brand maintains a Commitment Plus 100% guest satisfaction guarantee program. This program guarantees that every guest will leave satisfied. All AmeriHost Inn employees have the authority to correct any oversight to the guest's satisfaction, or the guest's money will be refunded, up to 100%. This 100% satisfaction guarantee assists the brand in maintaining its quality and consistency.

We have historically targeted smaller town markets for new development. Currently, we are focused on larger, secondary markets, with established, multiple demand generators such as major traffic arteries, office complexes, industrial parks, shopping malls, colleges and universities or tourist attractions, as the principal location for the development and construction of AmeriHost Inn hotels. An AmeriHost Inn hotel typically is positioned to attract both business and leisure travelers seeking consistent amenities and quality rooms at reasonable rates, generally ranging from $50 to $80 per night, depending on general economic and local market conditions and seasonality.

We believe our in-house design staff, centralized purchasing program, strict cost controls and experience gained with the construction of more than 100 hotels all contribute to a favorable cost structure for developing and constructing new AmeriHost Inn hotels. Furthermore, due to the centralization of all accounting, purchasing, payroll and other administrative functions, we believe each hotel is operated with reduced on-site staff.

Of our 57 existing AmeriHost Inn hotels, 36 are either wholly owned by us or we participate in as joint venture partner while a wholly owned subsidiary leases the other 21 hotels from PMC pursuant to a long-term lease agreements. The Company has guaranteed such lease payments. The terms of such lease, which were entered into in 1998 and 1999 for 30 hotels initially, are currently being discussed with PMC for possibly restructuring, as the Operational cash flow from the 21 hotels is significantly less than the approximate $5.3 million annual lease obligations.[See "Leased Hotel Properties" above].

Other Owned Hotels

We primarily acquired our non-AmeriHost Inn hotels through joint ventures prior to 1993. These hotels are owned, operated and managed principally as part of national franchise systems under such brands as Days Inn, Howard Johnson Express or Ramada Inn. Cendant also owns these brands. We believe that maintaining a national franchise is important for these hotels in order to maintain their occupancy levels, which are supported by the franchisor's national reservation systems, marketing efforts and brand name recognition.

Our non-AmeriHost Inn hotels generally are located in smaller town markets, with nearby demand generators. The non-AmeriHost Inn hotels contain 64 to 215 rooms, generate average daily rates ranging from $40 to $65 per night and offer a variety of amenities and services. The non-AmeriHost Inn hotels include limited- and full-service hotels. The full-service hotels primarily contain food and beverage facilities, many of which are operated through lease arrangements with non-affiliated restaurant operators. These hotels have generally underperformed our AmeriHost Inn hotels.

As part of our strategy to focus on development and ownership of AmeriHost Inn hotels, we intend to sell all our owned, non-AmeriHost Inn hotels as market conditions warrant. The net proceeds from the sales of these hotels, will be used for working capital purposes or the development of additional AmeriHost Inn hotels.

Hotel Revenue Results

Same room revenues for all AmeriHost Inn hotels we owned and operated, including unconsolidated minority-owned hotels, are presented below. These results relate to all the AmeriHost Inn hotels that have been operating for at least 13 full months during the periods presented.

                                          Three Months Ended    Twelve Months Ended
                                              December 31           December 31
                                          ------------------    -------------------
Occupancy - 2003                                  51.5%                56.7%
Occupancy - 2002                                  51.1%                56.7%
Increase (decrease)                                0.8%                (0.0%)

Average Daily Rate - 2003                       $56.49               $57.15
Average Daily Rate - 2002                       $56.15               $57.25
Increase (decrease)                                0.6%                (0.2%)

Revenue per Available Room - 2003               $29.08               $32.40
Revenue per Available Room - 2002               $28.71               $32.48
Increase (decrease)                                1.2%                (0.3%)

The table below shows our same room average occupancy, ADR and RevPAR in 2003 for our AmeriHost Inn hotels and for our other branded hotels. These statistics include the AmeriHost Inn hotels and other branded hotels open and operating for a period of more than 13 months as of December 31, 2003.

                                        Average       Average       Revenue Per
                                       Occupancy    Daily Rate    Available Room
                                       ---------    ----------    --------------
AmeriHost Inn (54 hotels)                56.4%        $56.89          $32.10
Other Brand (7 hotels)                   44.2%        $49.26          $21.79

         All hotels (61)                 53.9%        $55.57          $29.93

The table below shows our AmeriHost Inn hotel averages for occupancy percentage, average daily rate ("ADR") and RevPAR in 2003, broken down by various locations. These statistics include all of our AmeriHost Inn hotels open and operating for a period of more than 13 months as of December 31, 2003.

                                                       Average       Average      Revenue Per
                                                      Occupancy    Daily Rate   Available Room
                                                      ---------    ----------   --------------
Ohio (17 hotels)                                        54.3%        $62.76        $34.10
Illinois, Iowa and Wisconsin (11 hotels)                61.3          52.93         32.45
Michigan and Pennsylvania (8 hotels)                    49.8          57.37         28.56
Georgia, Mississippi and West Virginia (6 hotels)       60.2          54.21         32.61
Indiana and Kentucky (6 hotels)                         55.1          56.05         30.86
Texas (1 hotel)                                         56.2          50.41         28.34
Other hotels (5 hotels located in Tennessee,
   Florida, Missouri and Oklahoma)                      60.3          52.61         31.71

         All hotels (54 hotels)                         56.4%        $56.89        $32.10

LODGING INDUSTRY

The United States lodging industry's performance is strongly correlated to the general economic trends and activity, with changes in gross national product affecting both room supply and demand. These fluctuations result in cyclical changes in average occupancy rates, average daily rates, and revenue per available room. After the recession of the early 1990's, the United States lodging industry showed significant improvement throughout the mid and late 1990s in terms of aggregate

RevPAR and profitability results. In 2000, the industry had its most profitable year ever, and the growth in hotel room demand peaked. In 2001, the United States lodging industry was severely impacted by the economic downturn, the September 11th terrorist attacks and excess supply. Although, the rate of industry-wide decline slowed in 2002 versus 2001, the industry remained in a stagnant-to-downward trend during most of 2003 with minor increases for the year, as indicated by the following statistics reported by PricewaterhouseCoopers, a leading industry analyst:

                                                      2003     2002     2001
                                                      ----     ----     ----
Change in industry-wide occupancy                     +0.2%    -1.0%    -5.8%
   from prior year

Change in industry-wide RevPAR                        +0.2%    -2.6%    -6.9%
   from prior year

Our hotel operating results have been affected by the downward economic and industry trends in 2001 and 2002 and for most of 2003, although in 2002 our hotels were impacted to a lesser degree than its competitors with respect to RevPAR results. For 2002, same room RevPar for our AmeriHost Inn hotels increased 3.7%, significantly outpacing the overall lodging industry and the 0.6% decrease in the limited-service sector according to Smith Travel Research, another industry analyst. In 2003, RevPAR increased 0.5% for the mid-scale without food and beverage segment for the lodging industry, according to Smith Travel Research. Same room RevPAR for our AmeriHost Inn hotels decreased 0.3% in 2003, underperforming the mid-scale without food and beverage segment of the lodging industry. This industry segment increase was primarily achieved in the last quarter of 2003. While the RevPAR results for our AmeriHost Inn hotels improved during the fourth quarter of 2003 compared to the prior year and compared to the results of the prior quarters in 2003, they did not increase at the same rate as the industry segment.

We believe our hotels were negatively impacted in 2003 by the following trends: a continuing stagnation in business travel primarily due to a weak economy, and new hotel room supply in several of our markets, even though overall industry construction of new units continued to decrease versus 2002.

The industry outlook for 2004 is more optimistic. Historically, as mentioned above, lodging demand in the United States correlates to changes in U.S. Gross Domestic Product (GDP) growth, with typically a two to three quarter lag period. Therefore, given the relatively strong U.S. GDP growth in the past six months and the projections for the balance of 2004, an improvement in 2004 in lodging demand is predicted by industry analysts. Such improvement, and its continuation beyond 2004 will be dependent upon several factors including: the strength of the economy; the correlation of hotel demand to new hotel supply, which is expected to improve in 2005; and the impact of global or domestic events on travel and the hotel industry.

As shown in the chart below, PricewaterhouseCoopers predicts that the industry's results will improve in 2004 and 2005, after three difficult years. As discussed above, we expect our hotels to participate in such industry upturn, however there can be no assurance that any improvement will be realized.

                                      2001       2002       2003     2004     2005
                                     -----      -----      -----    -----    -----
Occupancy %                          59.7%      59.1%      59.3%    61.2%    61.7%

Percentage change in                 -5.7%      -1.1%       0.4%     3.2%     0.8%
   occupancy from prior year

Percentage change in average         -1.0%      -1.4%      -0.1%     1.9%     3.0%
   daily rate from prior
   year

Percentage change in RevPAR          -6.6%      -2.5%       0.3%     5.2%     3.9%
   from prior year

Source: PricewaterhouseCoopers forecasts for 2004 and 2005; Smith Travel Research statistics for 2001-2003

Most analysts predict, consistent with historical industry results, that the mid-scale without food and beverage segment, should outperform the industry trends outlined above. There can be no assurance that such mid-scale without food and beverage segment will outperform the industry, or that our hotels will achieve industry or sector wide increases in line with such forecasts.

DEVELOPMENT AND CONSTRUCTION

We pursue new business utilizing an interdisciplinary staff composed of architects, interior designer, purchasing, an escrow agent, and construction professionals to perform many tasks in-house, thereby reducing costly outsourced services and the length of time needed to construct our hotels. By administering the building process with our own staff, we believe we are often able to offer a competitive advantage in terms of pricing, and length of time for construction, compared to other developers.

We build for ourselves and for joint venture entities in which we retain an equity position in the hotel. We also offer turnkey services to unaffiliated third parties under a general contractor agreement, which includes development, construction, architectural/engineering, interior design and FF&E (furniture, fixtures and equipment) purchasing.

To control costs and reduce risk, we require bids on substantially all construction related contracts, and obtain pricing from other vendors, prior to purchasing the land, to verify the accuracy of the development budget. Then we either hire a general contractor to construct the hotel for a fixed price, or act as the general contractor and enter into all subcontracts directly. In either case, we purchase directly many of the materials and FF&E installed in the hotel to control costs.

Our project superintendents and project managers oversee each phase of construction in order to assure the quality and timing of the construction. Each AmeriHost Inn hotel is built using one of our prototypical designs, which means that, except for the interior color scheme, our AmeriHost Inn hotels are consistent in nearly every detail, including the overall layout, room sizes and indoor pool area. The replication of our prototype designs, with as few changes as possible, allows for accurate budgeting of construction and overhead costs.

We recently concluded an in-depth analysis and assessment of the furniture, fixtures & equipment, and other amenities used in our AmeriHost Inn hotels, and have incorporated several changes and upgrades into our pending new developments. We are also designing a slightly upgraded facility, at minor incremental cost, meant for larger markets. This hotel will include amenities such as a sundry shop, guest laundry, a business center, a larger exercise room, and a game room. We expect to utilize the upgraded version in one or more of our new developments in 2004, subject to Cendant's approval as franchisor.

Development and Construction Growth Strategy

Having developed more than 100 hotels throughout the continental United States, we believe we have a strong reputation in construction and development that enables us to effectively market these services to unaffiliated entities. The association with Cendant in franchise development and brand growth affords us an opportunity to offer and provide these services for a fee to potential Cendant franchisees. We anticipate increasing our efforts to grow such third-party income streams.

Hotel development activity is summarized as follows:

                                       2003                          2002                          2001
                           ----------------------------  ----------------------------  ----------------------------
                           Unaffiliated &                Unaffiliated &                Unaffiliated &
                           Unconsolidated  Consolidated  Unconsolidated  Consolidated  Unconsolidated  Consolidated
                             Hotels (1)     Hotels (2)     Hotels (1)     Hotels (2)     Hotels (1)     Hotels (2)
                           --------------  ------------  --------------  ------------  --------------  ------------
Under construction at
   beginning of year              1             3              2               3              -             2

     Starts                       1             -              1               2              2             4

     Completions                  1             3              2               2              -             3
                                ---           ----          ----            ----            ---           ---
Under construction at
   end of year                    1              0             1               3              2             3
                                ===           ====          ====            ====            ===           ===

(1) hotels developed/constructed for unaffiliated third parties and entities in which the Company holds a non-controlling, minority ownership interest

(2) hotels developed/constructed for the Company's own account and for entities in which the Company has a controlling ownership interest

During 2003, we completed construction on four AmeriHost Inn hotels, which were started in 2002 and began construction on one additional AmeriHost Inn hotel. For several internal and industry factors described herein, the pace of new developments slowed in 2003. The one AmeriHost Inn hotel currently under construction is scheduled to open in the second quarter of 2004. In addition, we currently have two land sites under contract to purchase for potential hotel developments located in Michigan and Ohio. Several additional potential AmeriHost Inn sites have been identified in California, and the Midwest and Southeastern United States. We believe that additional hotel developments in California and the Midwest will build on our historical development success and brand awareness in those regions. The Southeast has been identified as a third region for possible expansion due to its positive population and employment growth trends, availability of reasonably priced land sites, and supply of existing older hotel product which are deemed to be competitively at risk to the introduction of more modern and physically attractive hotel facilities. An increase in the pace of our hotel development activity is essential to our strategic business plan. We are also assessing a strategy involving the acquisition of existing hotels with the conversion to the AmeriHost Inn brand.

In 2004, we will place renewed emphasis on working with existing and new joint venture partners, and with non-affiliated parties in developing and providing "turnkey" completed AmeriHost Inn hotels. Under our franchise agreements with Cendant, we can claim exclusive rights to certain geographic markets for a period of time, allowing us to build a strong presence in that market to achieve economies of scale and competitive advantages.

Historically, we have financed our hotel development and construction through a combination of equity and debt or lease financing, with the equity typically provided by us and/or our joint venture partners, debt financing typically provided by local or regional banks, and leasing arrangements provided by PMC, a real estate investment trust. The AmeriHost Inn hotel under construction at December 31, 2003, is being financed by a joint venture ownership entity through a combination of debt and equity.

We believe that we can develop and operate additional AmeriHost Inn hotels in larger, secondary markets that will achieve occupancies and average daily rates similar to those achieved by its local mid-market, limited-service hotel competition. Moreover, we believe that the development of additional AmeriHost Inn hotels, through the Company as well as through additional AmeriHost Inn franchise sales by Cendant, and the resulting expanded geographic diversity will continue to enhance the awareness of the AmeriHost Inn brand, improving revenues and market penetration at existing, as well as future, AmeriHost Inn hotels. We believe that leveraging our expertise in hotel development and management by providing these services to unaffiliated parties, including other and Cendant franchisees, will also assist us in reaching our financial objectives.

Joint Venture Hotel Development

As of December 31, 2003, we had 15 projects (including one vacant parcel holding and one hotel under construction) with joint venture partners, including multiple projects with certain joint venture partners, and two additional joint venture projects that are in the final stages of the development process. Our joint ventures have taken various forms, including general partnerships, limited partnerships, and limited liability companies. Each joint venture has been formed with respect to a particular hotel project and reflects the characteristics of that project, including the relative contributions, in cash, property or services, of its partners. In most instances, the joint venture has taken the form of a limited partnership or a limited liability company, with a wholly-owned subsidiary of the Company as a general partner or managing member with sole or joint management authority. Our subsidiary, as general partner or managing member, has typically received an ownership interest ranging from 1% to 30% for contributing our expertise. In certain cases, the subsidiary also has contributed a minimal amount of cash. The limited partners or members (which may include the Company or its affiliates in some instances) have typically contributed the cash equity required to fund the project and have received interests proportionate to their contributions. A typical joint venture agreement provides that the profits and losses of the entity will be allocated among the partners in proportion to their respective interests. However, the distribution of operating cash flow and asset sale proceeds to us in proportion to our ownership interest is often subordinate to the prior return of capital and other distributions payable to the other joint venture partners. As the general partner or managing member, our subsidiary generally has significant management authority with respect to the day-to-day operations of the joint venture. In certain instances, the joint venture agreement or applicable law provides to the other joint venture partners the right to amend the joint venture agreement, approve or prevent a transfer of the general partner's partnership interest, remove the general partner for cause, approve significant transactions or dissolve the joint venture. Furthermore, in certain cases, we are obligated and/or have funded operating shortfalls on behalf of the joint ventures, usually in the form of interest-bearing loans. The joint venture agreements do not typically restrict our right to engage in related or competitive business activities. As part of our strategic plan, we intend to pursue additional joint venture arrangements for the development of new AmeriHost Inn hotels.

HOTEL OPERATIONS

Our operating goal is to provide its customers with a consistent lodging experience by offering a set of amenities and services that meet or exceed the customer's expectations. We developed a set of standards and procedures for all aspects of operating an AmeriHost Inn hotel, including management, accounting, marketing, quality control, housekeeping, human resource administration, training, auditing, and purchasing.

The Senior Vice President of Operations is responsible for establishing strategic objectives for all hotel operations with a goal of maximizing RevPAR and profitability. In pursuit of such goals, the Senior Vice President of Operations supervises the Regional Directors of Operations, who in turn oversee the General Managers of the hotels. The General Managers, in turn, train, develop and oversee their hotel's operational teams. Each Regional Director of Operations is responsible for ten to 15 hotels, depending on size and the geographic dispersion of the properties. Regional Support Managers report to the Regional Directors of Operations and provide training and sales support to the region. We also have corporate sales, marketing and revenue management personnel who provide support for national, regional and local marketing efforts, as directed by the Vice President of Sales and Marketing. Our internal auditors perform operational audits of each hotel, at least once a year. Their responsibilities include a review of financial reports, cash, receivables, operational standards, cleanliness, security and federal and state compliance matters. This department also provides on-site training for General Managers and other on-site personnel.

During the last quarter of 2003, and the early part of 2004, we implemented our "Heads in Beds" room revenue enhancement initiative. This program is focused on increasing revenues with the reorganization of the sales and marketing department. We have also pursued additional third party Internet booking sites that offer incremental revenue opportunities, and have built web pages for many of the hotels in an effort to improve placement on Internet search engines. We created a Revenue Manager position in 2003, which is responsible for the optimization of room rate opportunities and the growth of the reservation distribution channels.

We use a marketing strategy, which seeks active involvement in the local community in which the hotels are located. The local business and residential community is often the hotels' best referral source. Visitors to these communities often seek hotel referrals from family, friends and business associates. The General Managers are expected to devote time to participate in activities with local businesses and the community. The General Managers are expected to be involved in local civic groups and sponsor special events in an effort to promote community awareness and build relationships with business leaders and local residents. The hotels sponsor local social and community events and open their facilities to local clubs and civic organizations. The community involvement and local and regional marketing programs showcase the hotel to both the corporate and leisure markets.

Our corporate and regional sales/marketing personnel, and our general managers, also will continue to utilize Cendant's reservation system, the Internet and other distribution channels in their efforts to increase hotel revenues. The franchisor, Cendant, maintains a toll-free reservation number for the AmeriHost Inn system, which allows guests to make reservations at any one of the AmeriHost Inn hotels nationwide. In addition, the AmeriHost Inn web site is capable of accepting reservations on-line, further improving guests' ability to easily reserve rooms. We also participate in the Global Distribution System (GDS) and Cendant's Internet distribution channels. GDS is the airline reservation system utilized by travel agents to make hotel bookings. The franchise system also periodically implements local and regional marketing campaigns using radio, newspaper, direct mail and other marketing/sales initiatives. As part of its franchise agreements with Cendant, all franchisees, including the Company, contribute to the marketing fund used to promote the brand on a national level. In addition, Cendant has recently implemented a frequent guest stay rewards program, called "TripRewards," which includes the AmeriHost Inn brand as well as Cendant's other hotel brands. These reward programs have become very prevalent in the lodging industry, and have proven to substantially increase brand awareness and guest loyalty. We believe that this program, over time, will help all AmeriHost Inn hotels, including ours, increase revenue.

We have developed a centralized financial management system, which includes cash management, accounts payable, the generation of daily financial and operational information and monthly financial statements. This reporting system allows property, regional and senior management to closely monitor operating results. We provide standard operating procedures to maximize uniform and efficient financial reporting. These efficiencies allow the property management to focus on the operation and marketing of the hotel. The centralized financial management reporting system also enhances the quality and reporting of internal financial reports. In addition, since our employee leasing subsidiary employs all of the approximately 1,200 hotel personnel, the costs of certain payroll and related expense are lower than if each hotel maintained its own employees. Similarly, this system allows us to offer more attractive health insurance programs to our employees.

Hotel Management and Employee Leasing Expertise

We offer complete operational and financial management services, including sales, marketing, quality control, training, purchasing and accounting. This expertise is used for our own account, as well as for joint ventures pursuant to written management contracts. However, under certain management contracts, our joint venture partners or co-managers are responsible for the day-to-day operational management, while we provide full financial management and operational consulting and assistance. As of December 31, 2003 we managed, co-managed, or provided accounting services for all of the hotels in which we had an ownership interest.

Company-managed hotels in which we have a minority ownership interest are managed under contracts ranging from one to 10 years, with optional renewal periods of equal length, and which contain provisions under which we are paid fees equal to a percentage of total gross revenues for our services. We have developed centralized systems and procedures, which we intend to continue to improve as needed, allowing us to manage the hotels effectively and efficiently. We may pursue management contracts with additional third parties, including Cendant franchisees, while continuing to manage hotels for current, as well as future, joint ventures.

We provide employee leasing services to hotels in which we have a minority ownership interest. Under its employee leasing program, we employ all of the personnel working at the participating hotels and lease them to the hotel owners pursuant to written agreements. Employee leasing allows individual hotel owners with minimal employees to benefit from economies of scale on personnel-related costs that result from our employee population of approximately 1,200 hotel employees. Our employee leasing agreements typically provide for one-year terms, with automatic one-year renewals. We generally receive fees from each participating hotel in an amount equal to the gross payroll costs for the leased employees, including all related taxes and benefits, plus a percentage of the gross payroll.

COMPETITION

There is significant competition in the mid-price, limited- and full-service segments of the lodging industry. There are numerous hotel chains that operate on a national or regional basis, as well as other hotels, motor inns and other independent lodging establishments throughout the United States. Several of these chains or franchisors have a much larger inventory of hotels within their franchise system than the AmeriHost Inn brand. Competition is primarily in the areas of price, location, age and quality of product, services, amenities, and the ability of the franchisor's marketing efforts, reservation system, and other distribution channels, to bring guests to the hotel. Many of our competitors have recognized trade names, greater resources and longer operating histories than our hotels and their franchise systems.

There are a number of companies that develop, construct and renovate hotels. Some of these companies perform these services only for their own account, while others actively pursue contracts for these services with third-party owners.

There are also many hotel management companies that provide management services to hotels similar to the services we provided.

We believe that the relationship between the development and construction costs and the average daily rates achieved by the AmeriHost Inn hotels is favorable compared to many of the Company's competitors. In addition, a significant portion of the purchasing and accounting functions related to the hotels is handled centrally, thus enabling the local general managers and their staff to focus their efforts on marketing and sales. The centralization of many functions also assists in controlling costs through economies of scale.

FRANCHISE AGREEMENTS

At December 31, 2003, we had franchise agreements (collectively, the "Franchise Agreements") with AmeriHost Inn Franchise Systems, Inc. for our AmeriHost Inn hotels, and with Days Inn of America, Inc., Howard Johnsons Franchise Systems, Inc. and

Ramada Franchise Systems, Inc. for our other branded hotels. Although the terms of the various Franchise Agreements differ, each requires us to pay a monthly fee for the right to operate the hotel under the "flag" of that Franchisor and to have access to the other benefits provided by such Franchisor, including access to reservation systems, marketing plans and use of trademarks. Pursuant to the sale of the AmeriHost Inn brand and franchising rights to Cendant, we operate our AmeriHost Inn hotels under favorable terms with respect to the monthly franchise fees. The fees, including the marketing and reservation system assessments, typically range between 4% and 10% of gross room rental revenue. In addition, we and/or the joint venture which owns a hotel operated pursuant to a Franchise Agreement, will have ongoing obligations to maintain the quality and condition of the hotel to the standards required by the Franchisor. The term of a Franchise Agreement typically is between 10 and 20 years, with a substantial penalty for early termination by the joint venture entity or us. We believe that we are in compliance with our Franchise Agreements, and the loss of any one of the Franchise Agreements would not have a material impact on us. Our AmeriHost Inn franchise agreements expire in 2020 through 2023. Our other brand franchise agreements expire 2009 through 2017.

EMPLOYEES

As of December 31, 2003, the Company and its subsidiaries had 1,239 full and part-time employees:

Hotel Management:
    Operations                                21
    Accounting and finance                    11
    Property general managers                 64

Hotel Development:                            10

Hotel Operations:                            933

Corporate:
    General and administrative                 6
    Executive officers                         4

Employee Leasing:
    General and administrative                 2
    Operations                               188
                                           -----
                                           1,239
                                           =====

To date, we have not experienced any work stoppages or significant employee-related problems.

CORPORATE CONTACT INFORMATION, WEB SITE, AND SEC REPORTS

Our corporate headquarters is located at 2355 South Arlington Heights Road, Suite 400, Arlington Heights, Illinois 60005, and its phone number is (847) 228-5400. Our Web site is located at http://www.arlingtonhospitality.com. On our Web site, you can obtain a copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the "SEC"). Our Internet web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

CORPORATE GOVERNANCE

In 2002, we began implementing various corporate governance initiatives in response to the Sarbanes-Oxley Act of 2002, as well as the recently adopted corporate governance listing standards:

         - We added four independent directors in 2002 (Messrs. Fell, Shapiro, LaFlamme, and Belmonte), and eliminated related party relationships with two existing directors. In addition, we have mandated that a super majority of two-thirds of the Board and 100% of its key committees be composed of independent directors.

         - The Chairman of the Board position was made independent and separate from the Chief Executive Officer.

         - An independent Vice Chairman position was created to improve Board succession and functioning.

         - Our Board of Directors determined that Gerald T. LaFlamme, the Chairman of the Audit Committee, as well as Thomas J. Romano, each qualify as "audit committee financial experts" as such term is defined under Item 401 of Regulation S-K. Both Mr. LaFlamme and Mr. Romano are "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

         - Our Audit Committee adopted our Audit and Non-Audit Services Pre-Approval Policy, which sets forth the procedures and the conditions pursuant to which permissible services to be performed by our independent public accountants must be pre-approved.

         - Our Audit Committee established "Audit Committee Complaint Procedures" for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including the anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

         - Our Board of Directors adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by our directors, officers, and employees.

         - Our Board of Directors established and adopted new charters for each of its Audit, Compensation and Corporate Governance/Nominating Committees. Each committee is required to be comprised solely of independent directors.

A copy of the Code of Business Conduct and Ethics is available on our website at http://www.arlingtonhospitality.com under the heading of "About Us" and subheading "Corporate Governance" and we intend to disclose on this website any amendment to, or waiver of, any provision of this Code applicable to our directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or NASDAQ Committee. A copy of each of the committee charters is also available on our website under the heading "About Us" and subheading "Corporate Governance" and further subheading "Board Committees and Charters".

A copy of the Code of Business Conduct and Ethics and the committee charters are also available in print to any stockholder upon written request addressed to Investor Relations, Arlington Hospitality, Inc., 2355 S. Arlington Heights Road, Suite 400, Arlington Heights, Illinois 60005.For purposes of shareholder communication directly with our board or suggestions of qualified director candidates for consideration by the Corporate Governance/Nominating Committee, the website also contains an email link to independent director Mr. Andrew E. Shapiro, Chairman of the Corporate Governance/Nominating Committee.

ENVIRONMENTAL LAWS

We review and monitor compliance with federal, state and local provisions, which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment. For the year ended December 31, 2003, we did not incur any material capital expenditures for environmental control facilities nor do we anticipate incurring material amounts during the year ending December 31, 2004. [See also, Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading, "Government Regulation."]

ITEM 2. PROPERTIES.

The Company owns the office building in which its corporate offices and the offices of its wholly-owned subsidiaries are located at 2355 South Arlington Heights Road, Suite 400, Arlington Heights, Illinois 60005. The five-story building contains approximately 53,000 rentable square feet, of which the Company occupies approximately 14,000 square feet. Approximately 77% of the space is occupied, including the space leased to various tenants under long-term agreements, and we have engaged a broker to assist us in leasing the remainder of the available space. This office building is pledged to secure related long-term mortgage debt. We intend to monitor alternatives with respect to ownership and operation of this office building, including a sale of the building.

At December 31, 2003, we had a 100% or controlling ownership or leasehold interest in 51 operating hotels located in 17 states. The land, building, furniture, fixtures and equipment and construction in progress for these hotels are reflected in our Consolidated Balance Sheet at December 31, 2003. These assets were substantially pledged to secure related long-term mortgage debt. See
Item 1 and Notes 6 and 7 to the Consolidated Financial Statements under Item 15.

In addition to the foregoing, we have an equity interest in partnerships that own and/or lease property. See Note 4 to the Consolidated Financial Statements under Item 15.

ITEM 3. LEGAL PROCEEDINGS.

We are subject to claims and suits in the ordinary course of business. In management's opinion, currently pending legal proceedings and claims against the Company will not, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual shareholders' meeting was held on October 29, 2003. Five matters were voted with the following results:

         Matter 1: Election of Directors

     Director              For          Authority Withheld
------------------       ---------      ------------------
Kenneth M. Fell          3,786,563           332,269
Andrew E. Shapiro        3,804,908           313,924
Jerry H. Herman          3,785,333           333,499
Salomon J. Dayan         3,805,343           313,589
Thomas J. Romano         3,786,543           332,289
Gerald T. LaFlamme       3,786,718           332,114
Steven J. Belmonte       3,786,743           332,089

         Matter 2: Ratify Appointment of KPMG LLP as Independent Auditors

                              For             Against           Abstain
                              ---             -------           -------
Total Shares Voted         4,095,345          21,242             2,245

         Matter 3: Approve the 2003 Non-Employee Director Restricted Stock Plan

                              For             Against           Abstain
                              ---             -------           -------
Total Shares Voted         2,763,033          275,106            79,188

         Matter 4: Approve the 2003 Long-Term Incentive Plan

                              For             Against           Abstain
                              ---             -------           -------
Total Shares Voted         2,277,894          753,891            80,542

         Matter 5: Approve 1-for-100 Reverse Split, Followed By 100-for-1 Forward Split

                              For             Against           Abstain
                              ---             -------           -------
Total Shares Voted         2,683,240          430,053            4,034

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

The Company's Common Stock is included for quotation on the Nasdaq National Market under the symbol HOST. As of March 26, 2004, there were 527 holders of record of the Company's common stock. The following table shows the range of reported high and low closing prices per share.

                                             High($) Low($)
                                             ------- ------
FISCAL 2002
   First quarter                               3.00   1.92
   Second quarter                              4.80   2.74
   Third quarter                               4.30   3.30
   Fourth quarter                              4.00   2.90

FISCAL 2003
   First quarter                               3.53   3.00
   Second quarter                              3.35   2.56
   Third quarter                               3.66   3.09
   Fourth quarter                              4.14   3.48

FISCAL 2004
   First quarter (through March 26, 2004)      3.98   3.47

We have not declared or paid any cash dividends on our common stock. We currently intend to retain any earnings for use in our business and, therefore, do not anticipate paying any cash dividends in 2004. However, from time to time, we may utilize cash to purchase our common stock. Currently, the Board of Directors has authorized the Company to buy back, at any time and without notice, up to 1,000,000 shares of its common stock under certain conditions. Under this authorization we have repurchased 36,800 shares. In addition, in 2003 we executed a reverse-forward stock split whereby approximately 33,000 shares held by shareholders owning less than 100 shares each were redeemed and converted into a right to receive cash. Any future determination to pay cash dividends or to purchase common stock will be made in light of our earnings, financial position, capital requirements and such other factors as the board of directors deems relevant.

We have not granted or issued any unregistered securities during the last three years, except as follows:

                   Date   Shares
   Security       Issued  Issued   Exemption
   --------       ------  ------   ---------
Common stock (2)   2001    4,812     4(2)
Common stock (2)   2002    4,736     4(2)
Common stock (1)   2003   40,000     4(2)

(1) On January 17, 2003, our President and CEO exercised a purchase option pursuant to his employment agreement whereby we issued 40,000 shares of restricted common stock at an exercise price of $3.16 per share.

(2) Represents shares of restricted common stock issued in lieu of monthly director cash retainer fees.

The following table sets forth information, as of December 31, 2003, with respect to compensation plans under which equity securities of the Company are authorized for issuance, aggregated by (i) all compensation plans previously approved by the shareholders, and (ii) all compensation plans not previously approved by the shareholders:

                                                                                   Number of shares
                                                                                  remaining available
                                           (a)                                    for future issuance
                                    Number of shares        Weighted average         under equity
                                    to be issued upon       exercise price of      compensation plans
                                       exercise of              outstanding        (excluding shares
                                   outstanding options,     options, warrants        reflected in
                                   warrants and rights          and rights            column (a))
                                   -------------------          ----------            -----------
Equity compensation plans
   approved by shareholders               327,500                  $4.39                706,782
Equity compensation plans not
   approved by shareholders             1,107,458                  $4.19                      -
                                        ---------                  -----                -------
Total                                   1,434,958                  $4.23                706,782
                                        =========                  =====                =======

On August 13, 2003, the 1996 Non-Employee Director Stock Option Plan was terminated. On October 29, 2003, the shareholders approved the Non-Employee Director Restricted Stock Plan. This plan provides for the issuance of restricted common stock to non-employee directors as part of their overall compensation. A total of 200,000 restricted shares of common stock can be issued under the plan. On November 10, 2003, the Company granted 40,500 shares of restricted common stock to the directors pursuant to the plan, of which 75% vested immediately, as these shares related to services performed during the first three quarters of 2003, and 25% vested on December 31, 2003. The Company expensed approximately $156,000 in the fourth quarter of 2003 in connection with these restricted stock grants.

On October 29, 2003, the Company's 1996 Omnibus Incentive Stock Plan was terminated and the shareholders approved a Long-Term Incentive Plan ("LTIP") for key employees. The LTIP provides for the issuance of stock based awards to key employees as part of their overall compensation, including restricted shares of common stock, stock options, and other stock based awards. The Plan features the following:

         -        The plan has a stated term of 10 years.

         - The maximum number of shares that may be issued under the Plan is 550,000, with certain annual limitations on an individual basis.

         -        The Plan prohibits the re-pricing of options.

         - Actions cannot be taken that would otherwise require stockholder approval.

To date, 2,718 restricted shares of common stock have been granted pursuant to this plan.

ITEM 6. SELECTED FINANCIAL DATA.

The selected consolidated financial data presented below has been derived from the Company's consolidated financial statements. The consolidated financial statements for all years presented have been audited by the Company's independent certified public accountants, whose report on such consolidated financial statements for each year of the three-year period ended December 31, 2003, is included herein under Item 15. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto under Item 15 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                      (in thousands, except per share data)
         (this presentation not covered by independent auditors' report)

                                                                       Fiscal Year Ended December 31,
                                                     -----------------------------------------------------------------
                                                       2003           2002         2001           2000         1999
                                                     ---------     ---------     ---------     ---------     ---------
STATEMENT OF OPERATIONS DATA:
  Revenue                                            $  72,517     $  68,172     $  68,124     $  76,151     $  76,058
  Operating costs and expenses                          58,842        53,060        51,187        58,736        57,868
  Depreciation and amortization expense                  3,602         4,339         3,899         4,542         4,567
  Leasehold rents - hotels                               5,033         5,112         5,833         6,525         7,307
  Corporate general and administrative                   2,420         2,199         1,908         1,695         1,537
  Impairment provision                                   5,070           542             -             -             -
  Operating income (loss)                               (2,449)        2,921         5,297         4,653         4,780

  Interest expense, net                                  3,620         4,273         3,790         4,819         5,155
  Gain on sale of fixed assets                             400           727         1,286         6,663           553

  Net income (loss) before discontinued operations   $  (4,163)    $    (656)    $     971     $   4,010     $     201
  Discontinued operations                               (1,456)       (1,054)         (215)            -             -
                                                     ---------     ---------     ---------     ---------     ---------
  Net income (loss)                                  $  (5,619)    $  (1,710)    $     755     $   4,010     $     201
                                                     =========     =========     =========     =========     =========

  Net income (loss) per share - basic:
    From continuing operations                       $   (0.83)    $   (0.13)    $    0.19     $    0.74     $    0.02
    From discontinued operations                         (0.29)        (0.21)        (0.04)            -             -
                                                     ---------     ---------     ---------     ---------     ---------
                                                     $   (1.12)    $   (0.34)    $    0.15     $    0.81     $    0.04
                                                     =========     =========     =========     =========     =========
  Net income (loss) per share-diluted:
    From continuing operations                       $   (0.83)    $   (0.13)    $    0.17     $    0.81     $    0.04
    From discontinued operations                         (0.29)        (0.21)        (0.04)            -             -
                                                     ---------     ---------     ---------     ---------     ---------
                                                     $   (1.12)    $   (0.34)    $    0.13     $    0.74     $    0.02
                                                     =========     =========     =========     =========     =========

  Weighted average shares outstanding:
          Basic                                          5,011         4,963         4,975         4,976         5,567
                                                     =========     =========     =========     =========     =========
          Diluted                                        5,011         4,963         5,182         5,272         5,857
                                                     =========     =========     =========     =========     =========

BALANCE SHEET DATA:
  Total assets                                       $  99,713     $ 119,934     $ 114,888     $  98,143     $ 103,108
  Long-term debt, including current portion             27,708        76,242        72,199        58,604        60,349
  Liabilities of assets held for sale                   38,126             -             -             -             -

  Working capital (deficiency)                          (2,500)       (8,995)       (4,575)       (4,172)       (6,817)
  Shareholders' equity                                  11,787        17,370        19,067        18,266        14,181
  Deferred income                                       11,362        10,867        10,715        12,196        14,001

OTHER DATA:
  Cash provided by (used in) operating activities       20,366        14,330        15,507         1,218          (885)
  Cash (used in) provided by investing activities       (6,013)      (17,073)      (27,105)        2,728        12,344
  Cash provided by (used in) financing activities      (14,699)        1,964        14,617        (5,983)      (12,187)
  Capital expenditures                                  (7,088)      (18,583)      (25,400)      (10,434)       (2,103)

AMERIHOST INN HOTEL OPERATING STATISTICS:
  Hotels operated/managed at December 31                    57            62            66            72            74
  Hotel rooms operated/managed at December 31            3,735         3,995         4,229         4,590         4,705
  Average occupancy                                       55.7%         57.4%         56.1%         59.1%         57.3%
  Average daily rate                                 $   57.36     $   57.48     $   58.53     $   56.75     $   56.95

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

Information both included and incorporated by reference in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on various assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as "intent," "plan," "may," "should," "will," "project," "estimate," "anticipate," "believe," "expect," "continue," "potential," "opportunity," and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. All statements regarding our expected financial position, business and financing plans are forward-looking statements.

Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

         - a downturn or sluggishness in the national economy in general, and the real estate market specifically;

         - the effect of threats or acts of terrorism and increased security precautions on travel patterns and demand for hotels;

         - governmental actions and other legislative/regulatory changes, including changes to tax laws;

         -        level of proceeds from asset sales;

         -        ability of our hotel buyers to obtain adequate financing;

         - cash available for operating expenses and ongoing capital expenditures;

         - availability of capital for new development/acquisition growth;

         -        ability to refinance debt;

         -        rising interest rates;

         -        rising insurance premiums;

         -        competition;

         - supply and demand for hotel rooms in our current and proposed market areas, including the existing and continuing weakness in business travel and lower-than-expected daily room rates; and

         - other factors that may influence the travel industry, including health, safety and economic factors.

These risks and uncertainties, along with the risk factors discussed under "Risk factors" in this Annual Report on Form 10-K, should be considered in evaluating any forward-looking statements contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

EXECUTIVE OVERVIEW

We are engaged primarily in developing, selling, owning, operating and managing limited service hotels, without food and beverage facilities, primarily AmeriHost Inn hotels. Our hotels are concentrated primarily in the Midwestern and South Central United States, however we have developed a number of hotel properties in California and the South Central U.S. over the past several years. Our portfolio, as well as the changes in 2003 are summarized as follows:

                                 Hotels at             Hotels             Hotels           Hotels at
                                 12/31/02        Sold/Disposed (2)    Opened/Acquired      12/31/03
                               -------------     -----------------    ---------------   -------------
                               Hotels  Rooms      Hotels    Rooms     Hotels   Rooms    Hotels  Rooms
                               ------  -----      ------    -----     ------   -----    ------  -----
Consolidated (1):
      AmeriHost Inn hotel        53    3,385        (8)     (514)        4      290       49    3,161
      Other brands                8    1,045        (3)     (353)        -        -        5      692
                                 --    -----       ---      ----       ---      ---       --    -----
                                 61    4,430       (11)     (867)        4      290       54    3,853
                                 --    -----       ---      ----       ---      ---       --    -----
Unconsolidated:
      AmeriHost Inn hotels        9      610        (2)     (132)        1       96        8      574
      Other brands                2      228         -         -         -        -        2      228
                                 --    -----       ---      ----       ---      ---       --    -----
                                 11      838        (2)     (132)        1       96       10      802
                                 --    -----       ---      ----       ---      ---       --    -----

Totals:
      AmeriHost Inn hotels       62    3,995       (10)     (646)        5      386       57    3,735
      Other brands               10    1,273        (3)     (353)        -        -        7      920
                                 --    -----       ---      ----       ---      ---       --    -----
                                 72    5,268       (13)     (999)        5      386       64    4,655
                                 ==    =====       ===      ====       ===      ===       ==    =====

(1) Consolidated hotels are those in which we have a 100% or controlling ownership interest or a leasehold interest.

(2) Includes one leased consolidated other branded hotel, which lease had expired in 2003 without renewal. Also includes one unconsolidated AmeriHost Inn hotel that we acquired, and consolidated in 2003.

Our AmeriHost Inn hotels operate under franchise agreements with Cendant. Our other brand hotels are those hotels operated under other national franchise affiliations, such as Days Inn, Ramada Inn, and Howard Johnson Express. These brands are also owned by Cendant.

Sources of Revenue

We generate revenue from the following primary sources:

         - Hotel operations consisting of the revenues from all hotels in which we have a 100% or controlling ownership or leasehold interest (consolidated hotels). Unconsolidated hotels are those hotels in which we have a minority or non-controlling ownership or leasehold interest, and which are accounted for by the equity method.

         - Development and construction revenues consisting of fees for new development, construction and renovation activities.

         - Commissions and revenue from selling of our consolidated AmeriHost Inn hotels.

         - Incentive and royalty sharing fees consisting of the amortization of one-time development incentive fees received from Cendant, and our portion of the AmeriHost Inn franchise royalty fees Cendant receives from all other AmeriHost Inn franchisees and pays to us.

We generate revenue from additional secondary sources;

         - Management and employee leasing revenues consisting of fees for hotel management and employee leasing services.

         - Rental revenue from the third-party tenants in our office building.

Operating Expenses

Operating expenses consist of the following:

         - Operating expenses from hotel operations consisting of all costs associated with operating our consolidated hotels including front desk, housekeeping, utilities, marketing, maintenance, insurance, real estate taxes, and other general and administrative expenses.

         - Operating expenses from hotel development including all direct costs of development and construction activities, such as site work, zoning costs, the cost of all materials, construction contracts, and furniture, fixtures and equipment, as well as indirect internal costs such as architectural, design, purchasing and legal expenses.

         - Operating expenses from hotel sales equal to the net book value of consolidated AmeriHost Inn hotels we sell.

         - Operating expenses from hotel management including the direct and indirect costs of management services, including sales, marketing, quality control, training, purchasing and accounting.

         - Operating expenses from employee leasing including the actual payroll cost for hotel employees.

         - Operating expenses for the office building including all costs associated with managing and owning the office building, such as maintenance, repairs, security, real estates taxes, and other direct and indirect administrative expenses.

Hotel and corporate level financing

Our company-owned and operated hotels have been financed historically through either a combination of debt and equity, or lease financing. Our lenders are typically local or regional banks, or other financial institutions, that provide mortgage debt based on a percentage of cost or value, as determined by each individual lender. The loan to value ratios have typically ranged from 60%-75%. The equity requirement has been funded through our operating cash flow or other corporate financing resources, such as our operating line-of-credit with LaSalle Bank NA.

Our joint ventures have also historically been financed through a combination of debt and equity, similar to the terms discussed above, and in one case, through a long-term lease. We have also typically made an equity contribution of up to 30% of the total equity as a minority partner. In addition, we have guaranteed the mortgage debt of the joint venture in most instances.

We paid off approximately $16.5 million in mortgage debt in 2003, in connection with the sale of hotels. We expect to decrease our mortgage debt further as we sell additional hotels. Total debt service for 2004, excluding mortgages which mature in 2004, is approximately $6.0 million for all of our consolidated hotels. Total debt service for our unconsolidated joint ventures in 2004, excluding mortgages which mature in 2004, is approximately $1.9 million. However, if certain anticipated hotel sales occur, these obligations would decrease as the related mortgage debt would be paid off with the proceeds therefrom.

In 1998 and 1999, our subsidiary completed a sale and lease back transaction with PMC (a REIT) for 30 AmeriHost Inn hotels. Since then, PMC has sold, or we have repurchased, nine hotels, leaving 21 hotels currently leased from PMC. The leases expire in 2008, subject to an automatic five-year extension by either our subsidiary or PMC, plus additional renewals through 2020. Our subsidiary's current lease obligation for these 21 hotels is approximately $5.3 million on an annual basis. We have guaranteed our subsidiary's obligation under the leases.

At the corporate level, our sole financing source is our operating line-of-credit with LaSalle Bank NA. This line-of-credit is a revolving facility, allowing us to take advances when needed, up to the allowed maximum, and to repay any advances without penalty. This facility also requires us to satisfy financial covenants such as minimum net worth, maximum debt to net worth, minimum net income, and minimum debt service ratio. Our current maximum availability under the line-of-credit is $5.5 million, subject to adjustments discussed below.

Overall industry and economic factors

The lodging industry's performance, and the related travel patterns of both business and leisure travelers, generally follows the trends of the overall U.S. economy. Both the U.S. economy and the lodging industry began to decline in 2001. The performances of our hotels have followed this same trend. As the U.S. economy began to show signs of improvement in 2003, the lodging industry has followed in the latter part of 2003. However, historically we have seen that lodging demand trends will typically lag six to nine months behind these economic trends. Based on the economic forecasts such as the GDP growth forecast, our industry outlook for 2004 is optimistic.

The downturn in the lodging industry has also negatively impacted the values of hotel assets. In an environment with declining revenues and margins, the prices at which hotels are sold have generally been relatively lower than prior to the economic downturn. Fluctuations in values could have a material impact on our plan to sell a significant number of hotels on an accelerated basis in 2004 and 2005, and the net cash proceeds that we receive.

Key business trends and developments

We have several key indicators that we use to evaluate the performance of our business. These indicators include room revenue per available room, or RevPAR, and RevPAR penetration index. RevPAR is a commonly used measure within the hotel industry to evaluate hotel operations. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved. RevPAR does not include revenues from telephone and other guest services generated by the property. RevPAR is generally considered the leading indicator of core revenues for many hotels, and we use RevPAR to compare the results of our hotels between periods and to compare results of our comparable hotels.

The table below shows our same room AmeriHost Inn hotel RevPAR results versus the mid-scale without food and beverage segment of the limited service hotel industry over the past eight years. Consistent with overall lodging industry performance, our AmeriHost Inn RevPAR results have ranged from a 14.5% increase in 1996, to a 2.1% decrease in 2001. Although our AmeriHost Inn hotels did not outperform their segment in 2001 and 2003, they have outperformed their industry segment's performance in six of the last eight years.

                                                                         RevPAR Growth
                                   1996        1997         1998       1999         2000         2001         2002      2003
                                   ----        ----         ----       ----         ----         ----         ----      ----
AmeriHost Inn Hotels (1)           14.5%       3.9%         9.4%       7.2%         5.9%        (2.1%)         3.7%     (0.3%)
Limited service segment,
  without food and
  beverage (2)                      3.5%       3.2%         3.1%       2.2%         4.4%        (1.6%)        (0.6%)     0.5%

(1) Includes all AmeriHost Inn hotels we owned and operated, including unconsolidated minority-owned hotels, operating for at least 13 full months during the periods presented.

(2)      According to Smith Travel Research, a leading industry analyst.

A related revenue measure for our hotels is the RevPAR penetration index. The RevPAR penetration index reflects each property's RevPAR in relation to the RevPAR for that property's competitive set. We use the measure as an indicator of a property's market share. For example, a RevPAR penetration index of 100 would indicate that a hotel's RevPAR is, on average, the same as its competitors. A RevPAR penetration index exceeding 100 would indicate that a hotel maintains a RevPAR premium in relation to its competitive set, while a RevPAR penetration index below 100 would be an indicator that a hotel is underperforming its competitive set. One critical component in this calculation is the determination of a hotel's competitive set. Factors that we consider include geographic proximity, as well as the level of service provided at the property. Our methodology for determining a hotel's competitive set, however, may differ for those used by other owners and/or managers. From a market penetration standpoint, in the aggregate, our AmeriHost Inn hotels were at an index of 97.3 for 2003. We believe that many factors contribute to our AmeriHost Inn hotels which underperform their competitive set with regard to RevPAR penetration, including:

         - the relatively smaller size of the AmeriHost Inn brand compared to many other hotel brands with significant critical mass and market penetration,

         - a lower contribution rate from the AmeriHost Inn reservation system compared to many other hotel brands, and

         - the level of new competition in the local markets which compete directly with our hotels.

Despite some positive trends with regard to same room revenue, the cash flow from the operations of many of our hotels in 2003, was not sufficient to pay their related mortgage debt service, lease obligations, and ongoing capital expenditures. Our operating margins declined significantly in 2003 as many expenses increased substantially, including employee wages and benefits, insurance, maintenance, utilities, and property taxes. We have a significant amount of debt and obligations under long-term leases, such as the leases with PMC, requiring us to dedicate a substantial portion of our cash flow from our overall operations, including our business activities other than hotel operations, to make these required payments.

While we believe the combination of improved demand for hotel rooms and our cost control initiatives create the possibility of improvements in our hotel operations in 2004, there can be no assurance that any increases in hotel revenues, or improvement in earnings will be achieved. The trends discussed above may not occur for any number of reasons, including slower than anticipated growth in the economy, changes in travel patterns of both business and leisure travelers and the continued threat of terrorist attacks, all of which may result in lower revenues or higher operating costs and declining operating margins.

LaSalle Bank NA, the lender for our corporate line-of-credit has decreased the availability under this facility over the past two years, from $8.5 million to the current maximum of $5.5 million. We have recently executed a commitment from LaSalle Bank to renew this facility through April 30, 2005. The revised terms require that the maximum availability under the facility be reduced to $5.0 million on June 30, 2004, further reduced to $4.0 million on August 31, 2004, and further reduced to $3.5 million on February 28, 2005. Furthermore, the majority of the proceeds from the sale of any hotel properties must be used to reduce the outstanding balance of the line-of-credit until it is at or below $4.0 million, at which time the maximum availability on the line will be reduced to $4.0 million, even if prior to the August, 31, 2004 scheduled reduction date. The renewed facility will bear interest at the rate of 10% per annum.

Our $20 million new construction loan facility expired October 31, 2003 without renewal. We are seeking a renewal of this facility, however we do not know when, or if, the lender will approve this or any similar facility. We used this facility to finance the combined construction and long-term mortgage debt required for many of our wholly owned new construction AmeriHost Inn hotel projects during the past few years. Mortgage financing is a critical component of the hotel development process and we intend to seek additional financing sources. If we, or the hotel joint ventures in which we are a partner, are unable to obtain adequate mortgage financing on acceptable terms, our ability to develop new hotels will be significantly limited.

Management's priorities

Based on our primary business objectives and anticipated operating conditions, our key priorities, and focus in 2004 and the next several years include the following:

         - Divest up to 40% of our existing hotel portfolio, which hotels in many instances have operated with cash flow that is insufficient to pay their debt service and ongoing capital expenditures during the past year;

         - Expand our hotel development activities to be developing and/or acquiring and converting hotels at a pace of 10 - 15 hotels per year by the end of 2005. We intend for this development to primarily be the new construction of larger AmeriHost Inn hotels, or selective acquisition of existing hotels and their conversion to AmeriHost Inn, in larger markets, primarily through joint ventures where we can earn significant development fees, with the intention of selling these hotels after a shorter holding period than we have historically;

         - Grow our relationships with existing and new joint venture partners in connection with the development of new AmeriHost Inn hotels;

         - Improve hotel operation results through a combination of selling hotels, revenue generation initiatives, and cost control measures;

         - Increase the fees we receive from Cendant, including the one-time development incentive fee and the recurring royalty sharing fees, from selling of our hotels to third parties, and as a result of Cendant's efforts from growing the number of AmeriHost Inn franchises through their own sales;

         -        Restructure our lease agreements with PMC;

         - Obtain longer term corporate level financing than our historical one-year operating line-of-credit, to better match our financing sources with our business plan of developing, building and selling AmeriHost Inn hotels; and

         - Obtain growth capital to finance both the equity and debt required for the anticipated development projects.

SUMMARY OF YEAR-END RESULTS. Total revenues increased 6.4% in 2003, due primarily to increases in hotel sales and commissions and incentive and royalty sharing fees. Total revenues from Consolidated AmeriHost Inn hotels decreased from $43.2 million to $39.8 million during 2003, due primarily to the sale of hotels and a 1.0% decrease in same room revenue for these hotels. Revenues from the development segment decreased during 2003, as we were developing two AmeriHost Inn hotels for joint ventures in 2003, versus three hotels for joint ventures in 2002. Revenues from hotel sales and commissions increased during 2003, as a result of the sale of eight AmeriHost Inn hotels during 2003, versus the sale of five wholly owned AmeriHost Inn hotels in 2002. Revenues from hotel management and employee leasing segments decreased during 2003, due primarily to termination of management contracts for five hotels effective January 1, 2003. We received the final $400,000 installment in 2003 in connection with the sale of the AmeriHost Inn brand names and franchising rights. We recorded a net loss of $5.6 million for 2003, compared to a net loss of $1.7 in 2002. These results include non-cash hotel impairment provisions in 2003 and 2002 discontinued operations related to non-AmeriHost Inn hotels which have been recorded in connection with the implementation of the plan for hotel disposition and hotel development repositioning as discussed below. The results for 2003, 2002 and 2001 are summarized as follows:

                                                  (In thousands)
                                            2003       2002       2001
                                            ----       ----       ----
 Net income (loss) from continuing
    operations, before impairment         $(1,123)   $  (336)   $   971

 Impairment provision, net of tax          (3,040)       (32)         -

                                          -------    -------    -------

 Net income (loss) from continuing
    operations                             (4,163)      (656)       971

 Discontinued operations, net of tax       (1,456)    (1,054)      (215)

                                          -------    -------    -------
 Net income (loss)                        $(5,619)   $(1,710)   $   755
                                          =======    =======    =======

 Net income (loss) per share - Diluted:
    From continuing operations            $ (0.83)   $ (0.13)   $  0.17
    From discontinued operations            (0.29)     (0.21)   $  (.04)
                                          -------    -------    -------
                                          $ (1.12)   $ (0.34)   $  0.13
                                          =======    =======    =======

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstance relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Consolidation Policy

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and entities in which we have a majority or controlling interest. All significant intercompany accounts and transactions have been eliminated.

A joint venture project will be consolidated if we have a majority (i.e., greater than 50%) ownership interest, or when we have a minority ownership interest (i.e., less than 50%) and can exercise control over the critical decisions of the joint venture. We will evaluate several factors in determining whether or not we have control over the joint venture to warrant consolidation. These factors include the nature of our ownership (for example, the sole general partner in a limited partnership, the sole managing member of a limited liability company, etc.), oversight of the daily operations, and the ability to make major decisions such as to refinance or sell the hotel asset without the consent of the other partners, among others.

Minority-owned joint ventures in which we maintain a non-controlling ownership interest are accounted for by the equity method. Under this method, we maintain an investment account, which is increased by contributions made and our share of the joint venture's income, and decreased by distributions received and our share of the joint venture's losses, in accordance with the terms of the joint venture agreement. Our share of each joint venture's income or loss, including gains and losses from capital transactions, is reflected on our consolidated statement of operations as "Equity in income and (losses) from unconsolidated joint ventures."

In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether or not it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. The Company is required to adopt the requirements of FIN 46R for interim periods beginning after March 31, 2004. This Interpretation requires that the Company present any variable interest entities in which it has a majority variable interest on a consolidated basis in its financial statements. The Company is continuing to assess the provisions of this Interpretation and the impact to the Company of adopting this Interpretation. The Company currently anticipates consolidating four variable interest entities upon the application of FIN 46R, however the Company is continuing to assess the provisions of this Interpretation and the impact to the Company of adopting this Interpretation. Therefore, the impact may change based upon this additional analysis. The consolidation of these four joint ventures is expected to add approximately $9.7 million in assets and $7.8 million in liabilities to the Company's consolidated balance sheet. As of December 31, 2003, the Company had investments in, and advances to, these joint ventures of approximately $2.3 million, which was presented as such under the equity method of accounting in the accompanying consolidated financial statements. The Company expects that it will continue to present all of its other unconsolidated investments under the equity method.

Revenue Recognition

We provide hotel development, management, and staffing services to unrelated third parties and unconsolidated, minority-owned joint ventures. Revenues can be generated in three ways: (i) we will record revenue from the development and construction of the hotel, (ii) if we enter into a hotel management agreement with the owner, we will recognize revenue in accordance with the terms of the agreement, and (iii) if we enter into a hotel staffing agreement with the owner, we will recognize revenue in accordance with the terms of the agreement as services are performed. An unrelated third party or an unconsolidated minority-owned joint venture may contract with us for any or all three services. However, we will not provide employee leasing services unless we also provide hotel management services pursuant to a written agreement.

Hotel operations

The revenue from the operation of a Consolidated hotel is recognized as part of the hotel operations segment when earned. Typically, cash is collected from the guest at the time of check-in or checkout, however we also extend credit to selected corporate customers. The reserve for doubtful accounts is reviewed periodically for reasonableness and is considered appropriate as of December 31, 2003.

Hotel sales and commissions

Our intention is to operate the consolidated AmeriHost Inn hotels until a buyer is found at an appropriate price. We may actively try to sell the hotel during the construction period, upon opening, or anytime thereafter. Unless specifically identified as held for sale, we will depreciate the hotel assets and classify them as investment assets while we operate the hotel, since it is not assured that a sale will ultimately be consummated. When a sale is consummated, we record the hotel sale price as revenue and the net cost basis of the hotel asset as expense, as part of our ongoing operational activity. From time to time, PMC, a REIT which owns certain of our leased hotels, has sold its hotels. We have earned a commission from PMC for our services in facilitating these sales to third parties. This commission is recorded as revenue when the sale is consummated.

Hotel development and construction

We recognize revenue from the development and construction of hotels for third parties and unconsolidated minority-owned entities pursuant to development and construction contracts with the hotel ownership entity. All contracts must be fully executed prior to the start of construction. In addition, typically we will not begin construction on a hotel for a joint venture or third party until it is assured that both the equity and debt financing are in place. We record the total contract price as development and construction revenue over the relevant development and construction period, and all development and construction costs as operating expenses in the hotel development segment.

Development fee revenue from construction/renovation projects with unaffiliated third parties and unconsolidated joint ventures is recognized using the percentage-of-completion method. However development fee revenue is not recognized until certain development hurdles are met; such as the execution of a land purchase contract and the debt and equity financing commitments.

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

When we build a hotel for an unconsolidated joint venture, a portion of the profit is deferred and included on our consolidated balance sheet as deferred income. The deferral is computed based on our ownership percentage in the joint venture and the construction profit (as it is recognized on the percentage of completion basis). We recognize the deferred income over the estimated useful life of the related hotel asset. A portion of the deferral is amortized over the same life the joint venture is depreciating the hotel asset (generally 39 years), and the remaining portion is amortized over the same life the joint venture is depreciating the furniture, fixtures & equipment (generally 7 years). Upon the sale of a hotel by the joint venture to an unaffiliated third party, the remaining unamortized deferred income is recognized as equity in income and
(loss) of affiliates in our consolidated financial statements.

Hotel management services

We recognize management fee revenue when we perform hotel management services for unrelated third parties and unconsolidated joint ventures. The management fees are computed based upon a percentage of total hotel revenues, ranging from 4% to 8%, plus incentive fees in certain instances, in accordance with the terms of the individual written management agreements. We recognize the management fee revenue in the hotel management segment as the related hotel revenue is earned.

Employee leasing

We recognize employee leasing revenue when we staff hotels, and perform related services, for unrelated third parties and unconsolidated joint ventures. Employee leasing revenues are generally computed as the actual payroll costs plus an administrative fee ranging from 2% to 3%, in accordance with the terms of the individual written staffing agreements. We recognize the employee leasing revenue in the employee leasing segment as the related payroll cost is incurred. Although we maintain employee leasing agreements with the hotel ownership entities, we are still ultimately responsible for its employees. In addition, we are responsible for maintaining and determining staffing levels, scheduling, hiring, firing, performance reviews, etc. through our managers who are our direct employees. Moreover, we are at risk with regard to personnel issues and lawsuits. As such, we have recorded employee leasing revenues primarily as the gross payroll cost, plus the administrative fee.

Incentive and royalty sharing

We seek not only to generate profit from the sale of a hotel, but also to generate an additional development incentive fee and long-term, ongoing royalty sharing revenues from Cendant Corporation. Cendant has agreed to pay us a development incentive fee every time we sell one of our existing AmeriHost Inn hotels to a buyer who executes an AmeriHost Inn franchise agreement with Cendant. In addition, this fee also will be paid to us for new hotels that we develop which are then sold to a franchisee of Cendant. This fee applies to the first 370 hotels we sell during the 15-year term of the agreement, expiring in 2015. The fee is computed based on the most recent twelve months revenue, or a stipulated per room amount if the hotel has been open less than eighteen months. Since the Cendant agreement provides for the potential reimbursement of this fee, from future fees earned, in the event the buyer defaults on the franchise agreement within the first 76 months, these fees are deferred when received, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The deferred fees are amortized as incentive and royalty sharing segment revenue in the accompanying consolidated financial statements on a straight-line basis over the 76-month period, as the contingencies on the revenues are removed.

Cendant has agreed to pay us a portion of all royalty fees Cendant receives from all of its AmeriHost Inn franchisees through September 2025. Generally, Cendant receives royalty fees from each of their franchisees based upon a percentage of guest room revenue, ranging from 4% to 5%. In turn, Cendant will pay us a portion of this fee as stipulated in the agreement. We include this royalty sharing fee as incentive and royalty sharing fee revenue in the accompanying consolidated financial statements.

Guarantees

We apply the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," with respect to mortgage loan guarantees for joint ventures in which we are a partner. This interpretation elaborates on the disclosures required by the guarantor and requires the guarantor to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. During the third quarter of 2003, we provided a guarantee related to the mortgage debt of a joint venture in which it shares the responsibility of the guarantee on a joint and several basis with its joint venture partners. The guarantee is effective for the 20-year term of the mortgage loan. We have recorded an additional investment in this joint venture, and a liability for its share of this guarantee at the time of issuances, less accumulated amortization of approximately $39,000, as of December 31, 2003, its estimated fair value.

Sale and Leaseback of Hotels

During 1998 and 1999, we sold 30 hotels to PMC Commercial Trust, a Real Estate Investment Trust ("REIT") for approximately $73 million. Upon the sale of the hotels, our subsidiary simultaneously entered into agreements to lease back each of the hotels from the PMC. The leases are for an initial term of 15 years, as amended, and provide for rent in the amount of 10% of the original sale price, increased annually after year three by the lesser of 2% or the CPI adjustment. The gains from the sale of the hotels in 1998 and 1999 were deferred for financial statement reporting purposes, due to the continuing involvement with the long-term lease agreement, and are being amortized on a straight line basis into income as a reduction of leasehold rent expense over the 15-year initial term. Upon the sale of a hotel, which is owned by PMC to an unaffiliated third party, the remaining unamortized deferred income is recognized as gain on sale of fixed assets in our consolidated financial statements. We are currently in discussions with PMC to restructure the lease agreements and provide for the sale of all the leased hotels (See Item 1. - Business under the heading, "Leased hotel Properties").

Impairment of Long-Lived Assets

We periodically review the carrying value of certain long-lived assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, we would estimate the undiscounted sum of the expected cash flows of such assets to determine if such sum is less than the carrying value of such assets to ascertain if an impairment exists. If an impairment exists, we would determine the fair value by using quoted market prices, if available for such assets, or if quoted market prices are not available, we would discount the expected future cash flows of such assets.

In July 2003, we implemented a plan to sell approximately 25 to 30 hotels over the next two years. In connection with the implementation of the plan to sell hotels, and in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for Long-Lived Assets," we have recorded $6.0 million in pre-tax, non-cash impairment charges during 2003, related to 18 of the hotels targeted for sale. Approximately $909,000 pre-tax of the non-cash impairment charges relates to three consolidated non-AmeriHost Inn hotels anticipated to be sold, and has been included in "discontinued operations". The non-cash impairment charge represents an adjustment to reduce the carrying value of certain hotel assets to the estimated sales prices, net of estimated costs to sell.

Based on the implementation of this plan for hotel dispositions, the hotel assets identified for sale, which are being actively marketed and expected to be sold within a twelve month period, have been classified as "held for sale" on the accompanying consolidated balance sheet as of December 31, 2003. Hotels identified as part of the plan of disposition, which are not currently marketed, and are not expected to be sold within the next twelve months, have not been classified as "held for sale." The debt that is expected to be paid off as a result of these hotel sales has been classified as current liabilities in the accompanying consolidated financial statements. The results of the operations of business components which have been disposed of or classified as "held for sale" are to be reported as discontinued operations if such operations and cash flow have been or will be eliminated from our ongoing operations. Accordingly, the disposition of non-AmeriHost Inn hotels have been treated as discontinued operations. However, the disposition of AmeriHost Inn hotels, although classified as "held for sale" on the accompanying consolidated balance sheet, have not been treated as discontinued operations due to the ongoing royalty fees to be earned by us after their disposition. In addition, in accordance with this literature, we have ceased depreciating the hotel assets that have been classified as "held for sale."

If the Company determines that a property is no longer for sale, or if a property does not sell, after a certain period of time, under certain conditions, a depreciation expense adjustment may be recorded at that time, up to the amount of depreciation that would have been recorded during the period that the asset was classified as "held for sale." During the fourth quarter of 2003, two AmeriHost Inn hotels previously classified as "held for sale" were reclassified back to operating assets since we no longer were actively marketing these properties for sale. In accordance with SFAS 144, depreciation was recorded through December 31, 2003, as if the hotels were never classified as "held for sale". We anticipate reviewing the market status of the hotels "held for sale" at some time later in 2004, which assessment may result in additional depreciation adjustments if any hotels are removed from the "held for sale" classification.

HOTEL DISPOSITION PLAN AND RESTRUCTURING

In 2001 and 2002, we sold, or have facilitated the sale for joint ventures for a landlord, 17 hotel properties. However, during 2003, senior management, and the board of directors, determined that the sale of a significant number of hotel properties would assist us achieving our financial and growth objectives, as well as support our liquidity. The sale of the hotels is expected to:

         - provide liquidity for operational and ongoing capital expenditure needs;

         -        reduce outstanding debt;

         -        increase operating cash flow of the hotel operations segment;

         - accelerate the generation and realization of development incentive and royalty-sharing fees from our agreements with Cendant;

         - provide capital for future new hotel development and/or acquisition and conversion of existing hotels; and

         -        provide capital to repurchase common stock.

In July 2003, we adopted a strategic plan to sell approximately 25 to 30 hotel properties over a two year period. The properties to be sold include 20 to 25 AmeriHost Inns and six non-AmeriHost hotels that are wholly or partially-owned. The decision to recommend the sale of a hotel property is made by our senior management team and approved by a majority of the board of directors or a committee thereof. We sold 11 hotels (including six hotels as part of this disposition plan) in 2003, more than any other year in our history.The financial impact is summarized as follows:

                                                  (in thousands)
                                              Net cash
                                   Number     proceeds      Mortgage      Cendant
                                     of    after mortgage     debt       Incentive
                                   hotels      Payoff      reduction        Fees
                                   ------      ------      ---------        ----
Consolidated hotels:
         AmeriHost Inn hotels         8       $ 8,631       $14,200       $ 1,730
         Other brand hotels           2           137         2,267             -

Unconsolidated hotels:
         AmeriHost Inn hotels         1             5             -           229
                                     --       -------       -------       -------
Total                                11       $ 8,773       $16,467       $ 1,959
                                     ==       =======       =======       =======

An integral part of our growth plan, profitability, and liquidity is our ability to sell hotels, including those under the plan for disposition, as well as our other existing hotels, and hotels we develop in the future.

In addition, in connection with our asset disposition plan, we undertook certain hotel regional management, hotel development, and other corporate-level restructuring actions in 2003, including:

         - we have not replaced several corporate positions which had been vacated as a result of normal attrition during 2003;

         - we did not fill several positions which had been budgeted for in 2003; and

         - we reduced our corporate office space needs, giving us the ability to lease more space to third parties.

The restructuring including a reduction in our existing corporate and hotel regional management staff by approximately 20%, or 13 positions. However, we subsequently added or enhanced five positions in the hotel development, hotel marketing/revenue management, and finance areas, to assist us in expanding our hotel development activity and increasing hotel revenue, offsetting a portion of the projected savings. We expect to incur total non-recurring restructuring charges of approximately $140,000 through the second quarter of 2004. These charges reflect costs of items such as severance benefits, insurance benefits, outplacement services, legal services and office reconfiguration. Approximately $73,000 in such restructuring costs were incurred during 2003 and recorded as operating expenses in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003, COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

The following tables set forth our selected operations data for the 2003 and 2002. This data should be read in conjunction with our financial statements in
Item 8 on this Form 10-K.

                                             Year Ended            Year Ended
                                         December 31, 2003      December 31, 2002
                                      ----------------------- --------------------     %
                                         Amount        % of      Amount    % of     Increase
                                      (thousands)    Revenues (thousands) Revenues (Decrease)
                                      -----------    -------- ----------- -------- ----------
Revenue:
   Hotel operations:
      AmeriHost Inn hotels               39,824        54.9%     43,217     63.4%     (7.9%)
      Other hotels                        1,639         2.3%      2,274      3.3%    (27.9%)
   Development and construction           4,197         5.8%      7,180     10.5%    (41.6%)
   Hotel sales and commissions           22,831        31.5%     10,017     14.7%    127.9%
   Management services                      446         0.6%        958      1.4%    (53.4%)
   Employee leasing                       1,858         2.6%      3,267      4.8%    (43.1%)
   Incentive and royalty sharing            972         1.3%        589      0.9%     65.1%
   Office building rental                   750         1.0%        670      1.0%     11.9%
                                         ------       -----      ------    -----     -----
                                         72,517       100.0%     68,172    100.0%      6.4%
                                         ------       -----      ------    -----     -----
Operating costs and expenses:
   Hotel operations:
      AmeriHost Inn hotels               30,625        76.9%     31,570     73.1%     (3.0%)
      Other hotels                        1,856       113.2%      2,145     94.3%    (13.5%)
   Development and construction           4,739       112.9%      7,205    100.3%    (34.2%)
   Hotel sales and commissions           19,328        84.7%      8,159     81.5%    136.9%
   Management services                      280        62.9%        715     74.6%    (60.8%)
   Employee leasing                       1,799        96.8%      3,209     98.2%    (43.9%)
   Office building rental                   214        28.6%         57      8.5%    277.5%
                                         ------       -----      ------    -----     -----

                                         58,842        81.1%     53,060     77.8%     10.9%
                                         ------       -----      ------    -----     -----
                                         13,675        18.9%     15,112     22.2%     (9.5%)
                                         ======       =====      ======    =====     =====

   Depreciation and amortization          3,602         5.0%      4,339      6.4%    (17.0%)
   Leasehold rents - hotels               5,033         6.9%      5,112      7.5%     (1.5%)
   Corporate general & administrative     2,419         3.3%      2,199      3.2%     10.0%
   Impairment provision                   5,070         7.0%        542       .8%    835.4%
                                         ------       -----      ------    -----     -----

Operating income (loss)                  (2,449)       (3.4%)     2,921      4.3%   (183.9%)
                                         ======       =====      ======    =====    ======

Segment Data:

                                            Year Ended           Year Ended
                                        December 31, 2003     December 31, 2002
                                      --------------------- --------------------     %
                                         Amount      % of      Amount    % of     Increase
                                      (thousands)  Revenues (thousands) Revenues (Decrease)
                                      -----------  -------- ----------- -------- ----------
Operating Income (Loss) by Segment:
   Hotel operations:
      AmeriHost Inn hotels                1,353      1.9%       3,169      4.6%      (57.3%)
      Other hotels                         (731)    (1.0%)       (463)    (0.7%)      57.8%
      Non-cash impairment provision      (5,070)    (7.0%)       (542)    (0.8%)     835.4%
   Development and construction            (546)    (0.7%)        (31)     0.0%    1,673.0%
   Hotel sales and commissions            3,503      4.8%       1,858      2.7%       88.6%
   Management services                      121      0.2%         191      0.3%      (36.9%)
   Employee leasing                          57      0.1%          56      0.1%        1.5%
   Incentive and royalty sharing            972      1.3%         589      0.9%       65.1%
   Office building rental                   374      0.5%         454      0.7%      (17.7%)
   Corporate general & administrative    (2,482)    (3.5%)     (2,361)    (3.5%)       5.1%
                                        -------     ----      -------     ----     -------
Operating income (loss)                 $(2,449)    (3.4%)    $ 2,921      4.3%     (183.9%)
                                        =======     ====      =======     ====     =======

                                                 Year Ended        Year Ended
                                              December 31, 2003  December 31, 2002
                                              -----------------  -----------------
Operating Income (Loss) as a percentage
   of Segment Revenue:
   Hotel operations:
      AmeriHost Inn hotels                            3.4%             7.3
      Other hotels                                  (44.6%)          (20.4%)
      Non-cash impairment provision                   N/A              N/A
   Development and construction                     (13.0%)           (0.4%)
   Hotel sales and commissions                       15.3%            18.5%
   Management services                               27.0%            20.0%
   Employee leasing                                   3.1%             1.7%
   Incentive and royalty sharing                    100.0%           100.0%
   Office building rental                            49.9%            67.8%
   Corporate general & administrative                 N/A              N/A
                                                    -----            -----
Total operating income (loss)                        (3.4%)            4.3%
                                                    =====            =====

REVENUES. Revenues from Consolidated AmeriHost Inn hotels decreased due to the sale of eight Consolidated AmeriHost Inn hotels in 2003, whereby the operations of these hotels were included in our hotel operations segment during all or part of 2002; however such hotels were not included during all or part of the 2003 period. In addition, same room revenues for the Consolidated AmeriHost Inn hotels, including those that we sold, through the date of sale, decreased 1.0%. The decrease in revenues from Consolidated AmeriHost Inn hotels was partially offset by the opening of three newly constructed AmeriHost Inn hotels. Our hotel revenues have been impacted by general economic and industry conditions, and an increase in competition in certain markets, primarily from newly constructed hotels. As a result, we experienced increased downward pressure on occupancy levels and average daily rates. We believe that as the total number of AmeriHost Inn hotels in the brand increases, the greater the benefits will be at all AmeriHost locations from marketplace recognition and repeat business. In addition, we are now focused on building new hotels in larger, growing markets where many of our competitors already exist or where we factor in a certain level of additional hotel development.

Hotel development revenues are directly related to the number of hotels being developed and constructed for minority-owned entities or unrelated third parties, and the timing of the construction period. We were constructing two hotels for minority-owned entities during 2003, compared to two minority-owned hotels and one unrelated third party hotel during 2002.

Hotel sales revenue increased as a result of the sales of eight wholly owned AmeriHost Inn hotels during 2003, compared to the sale of four wholly owned AmeriHost Inn hotels during 2002. In addition, we facilitated the sale of one AmeriHost Inn hotel leased to us by PMC during 2002. The sale of the eight wholly owned AmeriHost Inn hotels in 2003 generated net hotel revenues of approximately $22.8 million compared to $10.0 million in 2002 from the sale of the five hotels in 2002, plus a commission earned on the PMC sale. We intend to continue to build and sell AmeriHost Inn hotels in order to generate increased fees under the agreement with Cendant while enhancing our operating results and cash flow.

Hotel management revenue decreased, due primarily to the termination of five management contracts with joint ventures effective January 1, 2003.

Employee leasing revenue decreased, due primarily to the reduction in rooms managed for minority-owned entities and unrelated third parties as described above, and a concerted effort to decrease hotel employee payroll costs which is the basis for the employee leasing revenue. In addition, during 2002, we began treating our workers compensation insurance cost as a pass-through cost, whereby the hotels reimburse us for the insurance cost, however it is not shown as part of our employee leasing operating cost and revenue (since the revenue is based on employee leasing cost). The workers compensation insurance cost has never been included for purposes of computing our administrative fee.

Development incentive and royalty sharing revenue increased as a result of the sale of additional AmeriHost Inn hotels and the increase in the number of non-Company owned AmeriHost Inn hotels franchised with Cendant. We received approximately $1,960,000 and $1,754,000 during 2003 and 2002, respectively, in development incentive fees from the sale of AmeriHost Inn hotels. Approximately $673,000 and $367,000 was recognized during 2003 and 2002, respectively, from the amortization of this deferred income. We also recorded approximately $299,000 and $222,000 in royalty sharing revenue during 2003 and 2002, respectively.

Office building rental consisting of leasing activities from our office building, increased due to the annual increases as stipulated in the various lease agreements with the tenants, and the leasing of additional office space during 2003 versus 2002. We occupy approximately 27% of the rentable square feet, as reduced as part of the restructuring activities discussed in Part 1 above. Approximately 50% of the space is leased to unrelated third parties pursuant to long-term lease agreements, and we have hired a national real estate broker to assist us in leasing the rest of the available space.

OPERATING COSTS AND EXPENSES. Total operating costs and expenses increased, primarily due to an increase in operating costs and expenses from the greater number of hotel sales, and the higher aggregate net book value of these hotels upon their sale, as described below. A decrease in operating costs in the hotel operations segment was due primarily to the fewer number of hotels included in this segment -- 54 hotels at December 31, 2003, as compared to 61 hotels at December 31, 2002. Operating costs and expenses as a percentage of revenues for the consolidated AmeriHost Inn hotels increased due primarily to the costs of insurance, real estate taxes, energy, general and administrative, and ongoing maintenance and secondarily due to several hotels operating during their initial stabilization period when revenues are typically lower and significant start-up costs are incurred.

Operating costs and expenses for the hotel development segment decreased, consistent with the decrease in hotel development activity for 2003, compared to 2002. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased during 2003 due to the greater level of projects from third parties and joint ventures, in the construction phase of the total development process in 2003, which construction phase activity has a higher ratio of operating costs to revenues, compared to the ratio of operating costs to revenues during the pre-construction, development phase.

Hotel management segment operating costs and expenses decreased primarily due to the decrease in the number of hotel rooms operated and managed for unrelated third parties and minority-owned entities. Employee leasing operating costs and expenses decreased during 2003, compared to 2002, consistent with the decrease in segment revenue for 2003 as noted above.

Office building rental operating costs and expenses consisted primarily of expenses related to the management of our office building. The increase in operating expenses from 2002 to 2003 was due primarily to a change in the allocation of certain of the office building costs among the other operating segments. The new allocation method was adopted based on an internal review to more accurately reflect the segment occupancy expense.

Depreciation and amortization expense decreased, primarily due to the classification of certain assets as "held for sale," which properties were not depreciated beginning in July 2003, the date of this determination, in accordance with the relevant accounting literature, and the sale of consolidated AmeriHost Inn hotels during the last twelve months, offset by the opening of newly constructed hotels, and the acquisition or consolidation of existing hotels. Consequently, the hotels classified as "held for sale" were depreciated for all of 2002, if open, and only partially in 2003.

Leasehold rents - hotels decreased slightly during 2003 compared to the 2002, due to the disposition of one leased hotel during the first quarter of 2002, the purchase of one leased AmeriHost Inn hotel and the termination of another non-AmeriHost Inn hotel lease upon its expiration during the third quarter of 2003, partially offset by annual rent increases pursuant to the lease agreements.

Corporate general and administrative expense increased due primarily to increases in professional fees, directors and officers liability insurance, and director expenses. Director expenses include director fees, which were revised in 2003 to be competitive with other public companies of a similar size, including non-cash compensation in the form of equity, and increases in travel costs associated with a greater number of directors residing outside the Chicago metropolitan area. In addition, the increase in corporate general and administrative expense for 2003 also includes the non-recurring reimbursement of a portion of the out of pocket costs and professional fees in the amount of approximately $64,000 incurred by the Committee To Enhance Shareholder Value, which was responsible for the election of two of our independent directors at the 2002 annual meeting. This reimbursement was approved unanimously by all disinterested members of the Company's Board.

The hotel impairment provision was recorded primarily in connection with our plan for the disposition of certain hotel assets that we intend to market for sale as discussed above. The amount represents an adjustment for certain hotel assets to decrease the carrying value of the assets to the anticipated market value, net of closing costs. The impairment adjustment includes $5.1 million, pre-tax, related to AmeriHost Inn hotels to be sold which has been included in operating income. An additional $909,000, pre-tax, related to non-AmeriHost Inn hotels to be sold has been included in "discontinued operations" in the accompanying statements of operations.

OPERATING INCOME BY SEGMENT. The following discussion of operating income by segment excludes any corporate general and administrative expense and the non-cash hotel impairment charges. Operating income from consolidated AmeriHost Inn hotels decreased due to:

         - increases in certain expenses, including insurance, real estate taxes, energy, general and administrative, and maintenance,

         -        a decrease in same room revenues, and

         - certain new hotels operating during their ramping up stage when revenues are typically lower.

Operating income from the hotel development segment in 2002 decreased to an operating loss in 2003 due to the decrease in hotels developed and constructed for third parties and minority-owned entities during 2003, compared with 2002. Operating income from hotel sales and commissions increased due to the sale of more AmeriHost Inn hotels and at a greater total profit during 2003, versus the sale of AmeriHost Inn hotels during 2002. The decrease in hotel management segment operating income during 2003 was due primarily to a reduction in hotels managed. Employee leasing operating income decreased slightly, due primarily to the decrease in hotel employee payroll expenses. Office building rental operating income decreased, attributable to the change in allocation of expenses among our other business segments.

Operating income from hotel operations, and the related cash flow, has declined significantly over the past two years. Operating income from hotel operations, excluding impairment provision, declined approximately $262,000, from $3.0 million in 2001 to $2.7 million in 2002, or 8.8%, and declined further by $2.0 million to approximately $622,000 in 2003, or 77%. This two-year total decline of $2.3 million can be attributed to many factors, including (i) the overall downturn in the economy, (ii) significant increases in several operating costs such as labor, utilities, insurance and maintenance, (iii) additional supply of hotel rooms in the markets in which our hotels are located, (iv) geopolitical events, including terrorism and the conflict in Iraq, (v) the elimination of hotels with positive operating cash flow, upon their sale, and (vi) a significant decline in the operating margins for the one non-AmeriHost Inn hotel not classified under discontinued operations since we operate the hotel under a long-term lease.

We believe that aggregate hotel revenue growth is critical to improving the results of our hotel operations. As such, if our revenue enhancement programs are not successful, or if the economy does not improve, or if the economy improves without a corresponding improvement in the lodging industry, it could have a significant, negative impact on our results of operation and financial condition.

INTEREST EXPENSE. The decrease in interest expense during 2003 compared to 2002 was attributable to the reduction in our overall level of debt as a result primarily of i.) the sale of consolidated hotels and the use of proceeds to payoff the related mortgage debt and a portion of our operating line-of-credit, and ii.) interest rate reductions on floating rate debt, partially offset by the mortgage financing of newly constructed or acquired consolidated hotels, and a higher interest rate on our operating line-of-credit. Interest expense does not include interest incurred on hotels under development and construction. We capitalize interest expense incurred during the pre-opening construction period of a consolidated hotel project, as part of the total development cost. The amount capitalized includes both interest charges from a direct construction loan, plus interest computed at our incremental borrowing rate on the total costs incurred to date in excess of the construction loan funding.

GAIN ON SALE OF ASSETS. Pursuant to the terms of the agreement for the sale of the AmeriHost Inn brand name and franchising rights to Cendant Corporation in 2000, we were due three annual installments of $400,000 each, on September 30, 2001, 2002, and 2003. The Company received each of the $400,000 payments as scheduled, including the final installment in 2003. These payments have been classified as gain on sale of assets in the consolidated financial statements.

As part of our strategy to focus primarily on the development and sale of new AmeriHost Inn hotels, we intend to sell all our owned, non-AmeriHost Inn hotels. During 2003, two joint ventures in which we were a partner sold their non-AmeriHost Inn hotels, including one subsequent to the adoption of the formal plan to sell hotels, and the lease for one non-AmeriHost Inn hotel expired without renewal. The net proceeds from these sales were minimal. Any gain or loss on the sale of these hotels will be reported as "discontinued operations".

CHANGE IN EQUITY OF AFFILIATES. The change in equity of affiliates during 2003, compared to 2002, was primarily attributable to the recognition of our share of the operations in excess of our stated ownership interest as a result of our position as general partner. Distributions from affiliates were $24,232 during the twelve months ended December 31, 2003, compared to $22,685 during the twelve months ended December 31, 2002.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002, COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

The following tables set forth our selected operations data for the twelve month periods ended December 31, 2002 and 2001. This data should be read in conjunction with our financial statements in Item 15 on this Form 10-K.

                                                  Year Ended                  Year Ended
                                               December 31, 2002            December 31, 2001
                                          -------------------------     ------------------------            %
                                             Amount          % of         Amount          % of          Increase
                                          (thousands)      Revenues     (thousands)      Revenue       (Decrease)
                                          -----------      --------     -----------      -------       ----------
Revenue:
   Hotel operations:
     AmeriHost Inn hotels                    43,217            63.4%      45,081           66.2%           (4.1%)
     Other hotels                             2,274             3.3%       2,272            3.3%            0.1%
   Development and construction               7,180            10.5%       1,724            2.5%          316.4%
   Hotel sales and commissions               10,017            14.7%      12,922           19.0%          (22.5%)
   Management services                          958             1.4%       1,067            1.6%          (10.2%)
   Employee leasing                           3,267             4.8%       4,678            6.9%          (30.2%)
   Incentive and royalty sharing                589             0.9%         210            0.3%          180.9%
   Office building rental                       670             1.0%         170            0.2%          294.9%
                                             ------         -------       ------         ------          ------

                                             68,172           100.0%      68,124          100.0%            0.1%
                                             ------         -------       ------         ------          ------

Operating costs and expenses:
   Hotel operations:
     AmeriHost Inn hotels                    31,570            73.1%      32,920           76.2%           (4.1%)
     Other hotels                             2,145            94.3%       1,881           82.7%           14.0%
   Development and construction               7,205           100.3%       1,480           20.6%          386.9%
   Hotel sales and commissions                8,159            81.5%       9,622           96.1%          (15.2%)
   Management services                          715            74.6%         717           74.8%           (0.3%)
   Employee leasing                           3,209            98.2%       4,564          139.7%          (29.7%)
   Office building rental                        57             8.5%           3            0.4%        (1818.8%)
                                             ------         -------       ------         ------          ------

                                             53,060            77.8%      51,187           75.1%            3.7%
                                             ------         -------       ------         ------          ------
                                             15,112            22.2%      16,937           24.8%          (10.8%)

   Depreciation and amortization              4,339             6.4%       3,899            5.7%           11.3%
   Leasehold rents - hotels                   5,112             7.5%       5,833            8.6%          (12.4%)
   Corporate general & administrative         2,199             3.2%       1,908            2.8%           15.2%
   Impairment provision                         542             0.8%           0              -               -
                                             ------         -------       ------         ------          ------

Operating income (loss)                       2,920             4.3%       5,297            7.8%          (44.9%)
                                             ======         =======       ======         ======          ======

                                                 Year Ended                     Year Ended
                                              December 31, 2002              December 31, 2001
                                          -------------------------       ------------------------           %
                                             Amount          % of           Amount          % of          Increase
                                          (thousands)      Revenues       (thousands)     Revenues       (Decrease)
                                          -----------      --------       -----------     --------       ----------
Operating Income (Loss) by Segment:
   Hotel operations:
     AmeriHost Inn hotels                     3,169            4.6%          3,100            4.6%            2.2%
     Other hotels                              (463)          (0.7%)          (132)          (0.2%)         249.9%
     Non-cash impairment provision             (542)          (0.8%)             0            0.0%            N/A
   Development and construction                 (31)           0.0%            236            0.3%         (113.0%)
   Hotel sales and commissions                1,858            2.7%          3,301            4.8%          (43.7%)
   Management services                          191            0.3%            295            0.4%          (35.3%)
   Employee leasing                              56            0.1%            110            0.2%          (49.0%)
   Incentive and royalty sharing                589            0.9%            210            0.3%          180.9%
   Office building rental                       454            0.7%            131            0.2%          247.3%
   Corporate general & administrative        (2,361)          (3.5%)        (1,954)          (2.9%)          20.8%
                                             ------         ------          ------         ------          ------

Operating income (loss)                       2,920            4.3%          5,297            7.8%          (44.9%)
                                             ======         ======          ======         ======          ======

                                                    Year Ended           Year Ended
                                                December 31, 2002     December 31, 2001
                                                -----------------     -----------------
Operating Income (Loss) as a percentage
   of Segment Revenue:
   Hotel operations:
     AmeriHost Inn hotels                               7.3%                  6.9%
     Other hotels                                     (20.4%)                (5.8%)
     Non-cash impairment provision                      N/A                   N/A
   Development and construction                        (0.4%)                13.7%
   Hotel sales and commissions                         18.5%                 25.5%
   Management services                                 20.0%                 27.7%
   Employee leasing                                     1.7%                  2.4%
   Incentive and royalty sharing                      100.0%                100.0%
   Office building rental                              67.8%                 77.1%
   Corporate general & administrative                   N/A                   N/A
                                                      -----                 -----
Total operating income (loss)                           4.3%                  7.8%
                                                      =====                 =====

REVENUES. Revenues from Consolidated AmeriHost Inn hotels decreased due to the sale of five Consolidated AmeriHost Inn hotels to Cendant franchisees, whereby the operations of these hotels were included in our hotel operations segment during all, or part of 2001; however, such hotels were not included during all or part of 2002. In addition, same room revenues for all Consolidated AmeriHost Inn hotels, including the sold hotels prior to their sale date, increased approximately 2.9%. The decrease in revenues from Consolidated AmeriHost Inn hotels was partially offset by this same room revenue increase and the opening of two newly constructed AmeriHost Inn hotels. Our hotel revenues were impacted by general economic and industry conditions, and an increase in competition in certain markets, primarily from newly constructed hotels. As a result, we experienced increased downward pressure on occupancy levels and average daily rates.

 Hotel development revenues are directly related to the number of hotels being developed and constructed for minority-owned entities or unrelated third parties, and the timing of the construction period. We constructed two hotels for minority-owned entities during 2002 and one for an unrelated third party, compared to two minority-owned hotels during 2001.

We closed on the sale of four wholly owned AmeriHost Inn hotels during 2002, and four wholly owned AmeriHost Inn hotels during 2001. In addition, we facilitated the sales of one AmeriHost Inn hotel leased to us by PMC during 2002 and five hotels during 2001. These sales generated hotel sales revenues and commissions of approximately $10.0 million in 2002 and approximately $12.9 million in 2001.

Hotel management revenue decreased, due primarily to the decrease in the number of hotels managed for third parties and minority-owned entities.

Employee leasing revenue decreased, due primarily to the reduction in rooms managed for minority-owned entities and unrelated third parties as described above, a concerted effort to decrease hotel employee payroll costs which is the basis for the employee leasing revenue. In addition, during 2002, we began treating our workers compensation insurance cost as a pass-through cost, whereby the hotels reimburse us for the insurance cost, however it is not shown as part of our employee leasing operating cost and revenue (since the revenue is based on employee leasing cost). The workers compensation insurance cost has never been included for purposes of computing our administrative fee.

Development incentive and royalty sharing revenue increased as a result of our sale of additional AmeriHost Inn hotels and the increase in the number of non-Company owned AmeriHost Inn hotels franchised with Cendant. We received approximately $1.8 million and $1.6 million during 2002 and 2001, respectively, in development incentive fees from the sale of AmeriHost Inn hotels. Approximately $367,000 and $148,000 were recognized during 2002 and 2001, respectively, from the amortization of this deferred income. We also recorded approximately $222,000 and $62,000 in royalty sharing revenue during 2002 and 2001, respectively.

Office building rental consisting of leasing activities from our office building, increased due to a full year of ownership in 2002 compared to three months in 2001. We occupied approximately 34% of the rentable square feet in the building in 2002.

OPERATING COSTS AND EXPENSES. Total operating costs and expenses increased, primarily due to an increase in operating costs from hotel development, partially offset by decreases in operating costs from hotel operations, sale of hotels and commissions, and employee leasing as described below. A decrease in operating costs in the hotel operations segment was due primarily to the fewer number of hotels included in this segment -- 61 hotels at December 31, 2002, as compared to 63 hotels at December 31, 2001. Operating costs and expenses as a percentage of revenues for the consolidated AmeriHost Inn hotels decreased due to the increase in some room revenues and the minimization of certain operating expenses by hotel personnel.

Operating costs and expenses for the hotel development segment increased, consistent with the increase in hotel development revenues for 2002. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased during 2002 due to the higher level of projects for third parties and joint ventures, in the hotel construction phase of the overall process, which has a higher ratio of operating costs to revenues, compared to the ratio of operating costs to revenues for pre-construction, hotel development activity. The results for 2001 consisted of a greater amount of pre-construction, hotel development activity, which resulted in lower operating costs in relation to the revenue recognized.

Hotel management segment operating costs and expenses decreased primarily due to the decrease in the number of hotel rooms operated and managed for unrelated third parties and minority-owned entities. Employee leasing operating costs and expenses decreased during 2002, compared to 2001, consistent with the decrease in segment revenue for 2002 and 2001.

Office building rental operating costs and expenses consisted primarily of expenses related to the management of our office building. On October 1, 2001, the company purchased the office building in which its headquarters is located and assumed the landlord duties for the other tenants. Certain of the office building costs were allocated to the other operating segments.

Depreciation and amortization expense increased, primarily due to the sale of consolidated AmeriHost Inn hotels during the last twelve months, offset by the opening of newly constructed hotels, the acquisition or consolidation of existing hotels, and the depreciation of the office building in the fourth quarter of 2001.

Leasehold rents - hotels decreased slightly during 2002 compared to 2001, due to the disposition of six leased hotels during 2001 and 2002, partially offset by annual rent increases.

Corporate general and administrative expense increased approximately $683,000 in expenses related to the resignation and replacement of the Company's President/CEO in 2002. The results for 2001 reflect the recognition of $167,000 in one-time expenses related to the issuance of stock options in 2000 to joint venture partners, including a director of the Company, pursuant to the variable accounting rules of Financial Accounting Standard Board Statement No. 123, in connection with the sale of the AmeriHost Inn brand and franchising rights.

The hotel impairment provision was recorded primarily in connection with the anticipated disposition of certain hotel assets, and as a result of our internal hotel asset impairment analysis. The amount represents an adjustment for certain hotel assets to decrease the carrying value of the assets to the anticipated fair market value, net of closing costs.

OPERATING INCOME BY SEGMENT. The following discussion of operating income by segment excludes any corporate general and administrative expense and the non-cash hotel impairment charges. Operating income from consolidated AmeriHost Inn hotels increased slightly due to an increase in same room revenues, and decreases in certain expenses. Operating income from the hotel development segment in 2001 decreased to an operating loss in 2002 due to the decrease in hotels developed and constructed for third parties and minority-owned entities during 2002, compared with 2001. Operating income from hotel sales and commissions decreased due to the sale of five AmeriHost Inn hotels during 2002 versus the sale of nine AmeriHost Inn hotels during 2001. The decrease in hotel management segment operating income during the year of 2002 was due primarily to a reduction in hotels managed. Employee leasing operating income decreased slightly, due primarily to the decrease in hotel employee payroll expenses. Office building rental operating income increased, attributable to a full year of ownership in 2002 compared to three months in 2001.

INTEREST EXPENSE. The decrease in interest expense during 2002 compared to 2001 was attributable to the reduction in our overall level of debt in connection with the sale of AmeriHost Inn hotels and the use of proceeds to payoff the related mortgage debt, and the interest rate reductions on floating rate debt, was offset by the mortgage financing of newly constructed or acquired consolidated hotels.

GAIN ON SALE OF ASSETS. Pursuant to the terms of the agreement for the sale of the AmeriHost Inn brand name and franchising rights to Cendant Corporation in 2000, the Company was due three annual installments of $400,000 each. The Company received the first and second installments of $400,000 each as scheduled in 2001 and 2002. These payments have been classified as gain on sale of assets in the consolidated financial statements.

CHANGE IN EQUITY OF AFFILIATES. The change in equity of affiliates during 2002, compared to 2001, was primarily attributable to the sale of two unconsolidated minority-owned properties in 2002 at a significant gain, offset by an impairment provision on a non-AmeriHost Inn hotel of $100,000 during the second quarter of 2002 and the recognition of 100% of the net operating losses from two additional unconsolidated joint ventures during 2002. The Company exchanged a note receivable from the principals of Diversified Innkeepers, Inc. in the amount of approximately $1.2 million on September 30, 2002, for a 50% ownership interest in a hotel joint venture. This exchange was accounted for at fair value and resulted in no gain or loss. The Company had previously managed this hotel for Diversified Innkeepers, Inc. pursuant to a management contract. Since the Company does not control the major decisions of this joint venture, this investment has been accounted for by the equity method. Distributions from affiliates were $172,685 during 2002, including a $150,000 note receivable pursuant to the sale of a hotel, compared to $19,220 during 2001.

OFF-BALANCE SHEET ARRANGEMENTS

Through wholly-owned subsidiaries, we are a general partner or managing member in 15 joint ventures as of December 31, 2003. As a general partner, we are secondarily liable for the obligations and liabilities of these joint venture partnerships. As of December 31, 2003, these joint ventures had $26.7 million outstanding under mortgage loan agreements, compared to $24.0 million as of December 31, 2002. Approximately $4.9 million of this amount has been included in our consolidated financial statements as of December 31, 2003, reflecting the debt owed by joint ventures in which we have a majority or controlling ownership interest, leaving approximately $21.8 million in off-balance sheet mortgage debt owed by unconsolidated joint ventures. If we subsequently obtain a majority or controlling ownership interest in a joint venture, the joint venture's debt will be included in our consolidated financial statements. Of this $21.8 million of financing, we also have provided approximately $16.9 million in guarantees to the lenders. Other partners have also guaranteed $10.7 million of these financings, which may ultimately impact the exposure on our guarantees. One unconsolidated joint venture mortgage loan in the amount of approximately $1.7 million at December 31, 2003 matured on November 1, 2003, however the lender has extended the maturity of the loan to November 1, 2004, and waived the minimum debt service coverage ratio covenant violation for 2003. Unless the properties collateralizing the debt are sold, the remaining joint venture mortgage loans mature after 2004. [See also "Liquidity and Capital Resources" below.] In connection with our plan to increase hotel development through joint ventures, we anticipate that the total off-balance sheet mortgage debt on joint ventures in which we have an ownership interest, will increase. The level of guarantees we provide on this debt may also increase accordingly, however this will be determined on a project by project basis, and provided only if deemed appropriate.

From time to time, we advance funds to these joint ventures for working capital and renovation projects. The advances bear interest at rates ranging from prime to 10% per annum and are due upon demand. Interest is accrued in all loans, and paid to us periodically. The advances totaled $2.4 million at December 31, 2003, and are included in investments in and advances to unconsolidated hotel joint ventures in our consolidated financial statements. We expect the joint ventures to repay these advances primarily from the sale of the related hotels, and cash flow generated from hotel operations, however there is no guarantee that we will recover the entire amounts advanced or any interest accrued. These advances will be repaid to us prior to distributions being paid to the partners.

We apply the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," with respect to mortgage loan guarantees for joint ventures in which the Company is a partner. This interpretation elaborates on the disclosures required by the guarantor and requires the guarantor to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken and to amortize the guarantee over the term of the guarantee. During 2003, the Company provided a guarantee related to the mortgage debt of a joint venture in which it shares the responsibility of the guarantee on a joint and several basis with its joint venture partners. The guarantee is effective for the 20-year term of the mortgage loan. We have recorded as an additional investment in this joint venture, and a liability for our share of this guarantee of approximately $39,000 as of December 31, 2003, its estimated fair value at the time of issuance, less accumulated amortization.

In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether or not it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. We are required to adopt the requirements of FIN 46R for interim periods beginning after March 31, 2004. This Interpretation requires that we present any variable interest entities in which it has a majority variable interest on a consolidated basis in our financial statements. We are continuing to assess the provisions of this Interpretation and the impact to us of adopting this Interpretation. Therefore the following amounts may change based upon additional analysis. Due to the adoption of this Interpretation, we expect that we will begin to present our investments in four joint ventures in which we have a majority variable interest, as determined in accordance with the provisions of this Interpretation, on a consolidated basis in our financial statements beginning with the consolidated financial statements issued for the quarterly period ended June 30, 2004. The consolidation of these joint ventures is expected to add approximately $9.7 million in assets and $7.8 million in liabilities to our consolidated balance sheet. As of December 31, 2003, we had investments in, and advances to, these joint ventures of approximately $2.0 million, which was presented as such under the equity method of accounting in our consolidated financial statements. We expect that we will continue to present all of our other unconsolidated investments under the equity method.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

We currently lease 21 hotels from PMC Commercial Trust pursuant to an Amended and Restated Master Agreement dated January 24, 2001. In January 2001, we amended the master lease with PMC to provide for the purchase of eight unidentified hotels from the lessor under specified terms, and to extend the initial lease term by five years. The amendment provides for four increases in rent payments if these hotels are not sold to a third party or purchased by us by the dates specified. As of December 31, 2003, the first three scheduled rent increases were not effective due to the sale of hotels by PMC to us. The third scheduled increase was avoided in September 2003, when we purchased a hotel from PMC, using cash of approximately $556,000 and mortgage financing provided by PMC of approximately $1.7 million. If we do not either facilitate the sale to a third party, or purchase from PMC, one hotel at a price of approximately $2.6 million by June 5, 2004, the fourth rent increase becomes effective computed as 0.25% of the original sales values, or approximately $127,000 on an annual basis. If we decide to purchase this hotel by June 5, 2004, we intend to fund the $2.6 million purchase price with a combination of mortgage debt, the source of which has not yet been identified, and cash from operations or working capital. However, there can be no assurance that we will have the liquidity and/or acceptable financing available to purchase this hotel at that time, and the rent increase would become effective.

We have entered into discussions with PMC to restructure the lease agreements, including our potential obligation for the purchase of the hotel by June 5, 2004 [see also Part 1 - Business, under the heading "Leased Hotel Properties", and below, under the heading "Subsequent Events."]. However, there can be no assurance that we will be successful in restructuring the lease agreements, or that such restructuring will eliminate this purchase obligation or alternatively, the scheduled rent increase without the required purchase.

The following table summarizes our contractual obligations, including off-balance sheet mortgage loan guarantees provided for certain joint ventures:

                                                                       Payments due by period
                                                                       ----------------------
                                                            Less than            1 - 3               3 - 5             More than
                                         Total               1 year              years               years               5 years
                                      ------------        ------------        ------------        ------------        ------------
Long-term debt - consolidated         $ 27,708,448        $  1,195,051        $  8,935,677        $  1,968,604        $ 15,609,116
Long-term debt of assets held for
    sale - non-AmeriHost Inn hotels      8,928,906             361,850           3,164,841           4,279,005           1,123,210
Long-term debt of assets held for
    sale - AmeriHost Inn hotels         28,540,561           2,567,358           5,017,854           3,364,031          17,591,317
Corporate line of credit                 3,850,000           3,850,000                   -                   -                   -
Operating leases - consolidated         58,672,162           5,629,370          11,581,479          12,026,262          29,435,052
Construction contracts                     837,472             837,472                   -                   -                   -
                                      ------------        ------------        ------------        ------------        ------------
Total                                 $128,537,549        $ 14,436,101        $ 28,699,851        $ 21,637,902        $ 63,758,695
                                      ============        ============        ============        ============        ============
Long-term debt - unconsolidated
    joint ventures (at 100%)            21,809,941           2,507,102           1,727,094           3,658,979          13,916,766
Operating leases - unconsolidated                -                   -                   -                   -                   -
                                      ------------        ------------        ------------        ------------        ------------
Total                                 $ 21,809,941        $  2,507,102        $  1,727,094        $  3,658,979        $ 13,916,766
                                      ============        ============        ============        ============        ============

We expect these obligations to be funded through operations, including the sale of hotels, or refinanced/extended prior to maturity. Currently, the sale of the remaining hotels as part of our hotel disposition plan, is expected to generate net cash of approximately $3.8 million to $4.4 million, after the repayment of the related mortgage debt which is included in the amounts above. See "Risk Factors" discussed below. Actual sales prices may be materially less than what we expect. There is no assurance, for example, that we will generate the expected proceeds associated with the strategic plan for hotel disposition.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal liquidity needs for the next twelve months are to:

         -        fund normal recurring expenses;

         - meet debt service requirements including the repayment or refinancing of approximately $4.1 million of hotel mortgage indebtedness that matures within the twelve month period;

         - meet the obligations under our operating line-of-credit, including the $2.0 million reduction on its maximum availability over the next 12 months;

         - meet lease payment obligations of approximately $5.6 million, primarily to PMC Commercial Trust, subject to ongoing discussions as described herein;

         - fund capital expenditures, primarily hotel and office building improvements of approximately $1.5 million to $2.1 million;

To the extent available, we also need funds for the following growth activities:

         - fund equity contributions on joint venture development projects; and

         - for wholly-owned hotel development projects, if any, fund development costs not covered under construction loans.

In addition, we are obligated to purchase a hotel from PMC for a total purchase price of $2.6 million by June 5, 2004. We are currently in discussions with PMC, regarding several of the specific terms within the lease agreements, however there can be no assurance that this obligation will be terminated. If we choose not to purchase this hotel from PMC, our rent on the entire 21 hotel portfolio will increase by approximately $127,000 per year.

We expect to fund these liquidity needs and obligations using cash flows generated by operations, particularly from hotel sales, and by financing activities. Hotel revenue, hotel development fees, proceeds from the sale of hotels, including fees received from Cendant, and other income from operations are our principal sources of cash flow used to pay the hotel and corporate operating expenses and obligations mentioned above. We also have a corporate line-of-credit, however the availability under this facility is decreasing significantly, from its current maximum of $5.5 million to $3.5 million by the end of February 2005. We intend to pursue alternative sources of debt and equity financing, including longer-term alternatives to our corporate line-of-credit, as discussed below.

During 2003, the cash flow from hotel operations continued to decline, due to many factors such as downturn in the hotel industry for most of 2003 and its effect on hotel room demand, increased competition in our markets, and increasing operating costs such as labor, maintenance, utilities and insurance. The net cash flow from the operations of many of our hotels has been insufficient to support their related mortgage debt payments, or lease payments, primarily to PMC, as well as necessary and ongoing capital expenditures. There can be no assurance that these costs will not increase further at rates greater than our revenues. In addition, our hotel development activity for joint ventures has also decreased over the past two years, with only one joint venture project completed in 2003. As a result, the cash flow from all of our business segments, with the largest amount funded by the sale of hotel properties, has been utilized to maintain liquidity and meet the line-of-credit availability reductions. A smaller amount has been used for investment in new hotel development. The factors impacting us in 2003, as well as the reduction in the availability of our corporate line of credit, have at times created liquidity issues. We have been able to maintain our liquidity primarily through the sale of hotels.

We believe that during the next twelve months, in order to maintain our liquidity, it is critical for us to continue to sell hotel properties. In addition, we seek to increase income from our existing hotel properties by focusing on new revenue enhancement opportunities, and aggressive cost controls. We believe that an upturn in the economy will result in increased demand for hotel rooms, including ours, and such upturn could result in significantly improved hotel operating results. However, historically we have seen that lodging demand trends will typically lag six to nine months behind any such economic trends. We have also been in discussions with PMC requesting a reduction in our subsidiary's monthly lease payment and other modifications.

Our principal liquidity needs for periods beyond twelve months are for the cost of new developments, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements. We expect to satisfy these needs using one or more of the following:

         -        construction loans;

         -        long-term secured and unsecured indebtedness;

         - income from operations, including the development and sales of real estate;

         -        joint ventures;

         - issuances of additional common stock and/or other equity securities; and

         -        our unsecured revolving line of credit.

In addition to our normal operational and growth oriented liquidity needs, other contingencies may also have a significant impact on us, including the impact of seasonality on our hotel operations and hotels sales, and the inability to pay off mortgage loans when maturing. See "Risk Factors" below.

Our hotels are seasonal in nature, with the second and third calendar quarters being the strongest from a cash flow standpoint, and the fourth and first calendar quarters being the weakest. In addition, the buyers of our hotels tend to purchase hotels on a seasonal basis, wanting to acquire the property just in time for the stronger summer season. As the sale of hotel properties is a critical part of our liquidity, our inability to sell during the winter months could have a negative impact on our liquidity, if we do not generate strong cash flow from our other segments, or if we do not have adequate financing sources.

We believe our revenues, together with proceeds from financing activities will continue to provide the necessary funds for our short-term liquidity needs. However, material changes in these factors, including factors that could inhibit our ability to sell hotels under acceptable terms and within certain time frames, may adversely affect net cash flows. Such changes, in turn, would adversely affect our ability to fund debt service, lease obligations, capital expenditures, and other liquidity needs. In addition, a material adverse change in our cash provided by operations may affect the financial performance covenants under our unsecured line of credit and certain mortgage notes.

Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in "Item 8. Financial Statements and Supplementary Data".

Cash and cash equivalents were $3.6 million and $4.0 million at December 31, 2003 and December 31, 2002, respectively, or a decrease of approximately $346,000. The decrease was a result of the following increases and decreases in cash flows:

                                                                    Years ended December 31,
                                                                          (in thousands)
                                                           -------------------------------------------
                                                                                             Increase
                                                             2003             2002          (Decrease)
                                                           --------         --------        ----------
Net cash provided by operating activities                  $ 20,366         $ 14,331         $  6,035

Net cash provided by (used in) investing activities          (6,013)         (17,073)          11,060

Net cash provided by (used in) financing activities         (14,699)           1,964          (16,663)
                                                           --------         --------         --------

Increase (decrease) in cash                                $   (346)        $   (778)        $    432
                                                           ========         ========         ========

Cash provided by operating activities

We have four main sources of cash from operating activities:

         -        revenues from hotel operations;

         -        revenues from the sale of hotel assets;

         - fees from development, construction and renovation projects, and

         - hotel development incentive fees and royalty sharing pursuant to the Cendant transaction.

To a lesser extent, we have these additional sources of cash from operating activities:

         -        fees from management contracts,

         -        fees from employee leasing services,

         -        rental income from the ownership of an office building.

Hotel operations

Approximately 10% of our hotel operations revenue not received at checkout is generated through other businesses and contracts, such as direct billings to local companies using the hotel and third party hotel room brokers, which is usually paid within 30 to 45 days from billing.

We have implemented a number of initiatives to control costs at our hotels, especially in the areas of labor, insurance, utilities, and maintenance. For example, we have reduced our housekeeping labor hours significantly, and were successful in reducing property and workers compensation insurance costs. We have also started to implement energy control systems at a few hotels and are exploring the expansion of this program.

We have entered into discussions with PMC with the objective to restructure the long-term lease agreements with our subsidiary. One of the objectives of such restructuring is to improve the operating results and cash flow generated by these hotels through a permanent reduction in the monthly lease payment. Currently, our subsidiary's lease obligation for these 21 hotels is approximately $5.3 million per year, significantly greater than the operating cash flow generated from these hotels before the rent payment. However, there can be no assurance that we will be successful in any such restructuring, or that a restructuring will result in improved operational results for these hotels.

Sale of hotels

We typically receive an earnest money deposit from the buyer of a hotel when a sales contract is executed. The remaining proceeds from the sale of hotel assets are received at the time of closing. However, in certain instances, we have provided seller financing in the form of a note to the buyer with specified interest and repayment terms.

The decrease in cash flow from operations from 2001 to 2003, due primarily to the decrease in cash flow from hotel operations, has been offset by the net cash proceeds generated from the sale of hotels. The fluctuations in cash flow from the sale of hotels are directly related to number, size and value of the AmeriHost Inn hotels sold. On a cash basis, the net proceeds from the sale of wholly owned AmeriHost Inn hotels, after the payoff of the related mortgage debt, and including commissions, was $6.2 million in 2001, $2.5 million in 2002, and $8.7 million in 2003. In addition, net cash proceeds after the payoff of the related mortgage debt from the sale of non-AmeriHost Inn hotels, an activity which is included in discontinued operations rather than operating income, was $125,000 in 2003. We also received $400,000 per year in 2001, 2002, and 2003 from Cendant, in connection with the sale of the AmeriHost Inn brand name in 2000. The amount received in 2003 was the last installment of the initial fees. We intend to continue to sell hotels, as discussed above under "Hotel Disposition Plan and Restructuring." However, there can be no assurance that we will be able to sell hotel assets under terms acceptable to us, and the timing and estimated proceeds from any such sales could differ materially from that anticipated.

Historically, we have experienced greater activity in hotels for sale from prospective buyers during the second and third calendar quarters, versus the first and fourth quarters, consistent with the seasonality of the hotel operations. We have had a few hotels under contract for sale scheduled to close during the fourth quarter of 2003 or first quarter of 2004 that have been delayed or fallen out of contract. The timing of hotel sales can be affected by numerous factors, many of which are beyond our control. For example, many of our historical buyers obtain debt financing under various U.S. Small Business Administration ("SBA") loan guarantee programs. Due to the recent federal budget issues, certain SBA programs, and all loans currently being underwritten and documented under this program, were significantly delayed. In fact, one hotel which was under contract for sale and scheduled to close in December 2003, was delayed by SBA financing issues and the sale was not consummated until the end of March 2004. The seasonality of the hotel sales, as well as the delays from numerous factors, including buyer financing, can create significant liquidity issues for us, especially at times when our hotel operations cash flow may be minimal or negative, after debt service and lease obligations, as during the winter months.

Currently, we expect to realize net cash proceeds of approximately $3.8 to $4.4 million from the sale of the remaining hotels in the plan for hotel disposition, after the payoff of the related mortgage debt, and exclusive of any Cendant fees. Five hotels are currently under contract for sale, which are expected to be consummated within the next six (6) months. Under the terms of the contracts, these anticipated sales are expected to generate approximately $11.1 million in gross proceeds and the reduction of mortgage debt of approximately $8.0 million. However, there can be no assurance that these hotel sales will be consummated as anticipated. Any forecasted amounts from these sales could differ from the final amounts included in the company's quarterly and annual financial statements when issued.

Hotel development

Fees from development, construction and renovation projects are typically received within 15 to 45 days from billing. Due to the procedures in place for processing our construction draws, we typically do not pay our contractors until we receive our draw from the equity or lending source.

Developing hotels for joint ventures in which we have an ownership interest, and third parties, has historically provided stronger returns and cash flow, compared to the longer term returns from developing and operating hotels for our own account. In addition, our equity contribution is much less for a joint venture development project, as most of the cash equity is contributed by our partners. However, many of the same factors affecting hotel operations, as discussed above, have also had an impact on our ability to develop hotels for third parties and for joint ventures, and as a result, this development activity has declined from 2001 to 2003. We currently have several projects under development for joint ventures, or which will be marketed to joint venture partners, and our goal is to significantly increase this activity in the future, provided that we can find acceptable sites to locate the hotels, find acceptable joint venture partners with sufficient equity, maintain sufficient liquidity to make our share of capital contributions, as needed, and that the joint venture can obtain the necessary mortgage debt financing on acceptable terms.

Fees from Cendant

The development incentive fee from Cendant is a one-time fee typically received within 20 days of the simultaneous closing of the sale of an AmeriHost Inn hotel and the execution by the buyer of a franchise agreement with Cendant, including all proper documentation, and subject to certain conditions. Royalty sharing payments from Cendant are received monthly, based on the actual royalty payments received by Cendant from all AmeriHost Inn hotel franchisees, except those operated by us.

We received $2.0 million, $1.8 million, and $1.6 million during 2003, 2002, and 2001, respectively, in development incentive fees. These fees may be refundable to Cendant if the buyer of our AmeriHost Inn hotel defaults under their franchise agreement with Cendant during the first 76 months. However, any such amounts due would be reduced by a portion of any damages recovered by Cendant and would only be paid by us an offset against future fees earned. To date, there have been no defaults, and we have not had to repay any incentive fees.

We received royalty sharing fees from Cendant in the amount of $299,000 in 2003, which is based on the royalty fees Cendant receives for all non-Arlington Hospitality AmeriHost Inn hotels in their franchise system. We will receive royalty sharing payments through 2025 under the terms of the agreement with Cendant, including fees from AmeriHost Inn hotels that are not developed or operated by us. While we expect this cash flow to increase as the AmeriHost Inn brand is expanded, there can be no assurance that Cendant will be able to sell additional AmeriHost Inn franchises, or that we will be able to sell existing or newly developed AmeriHost Inn hotels to third party operators.

Cendant must approve the franchise applications of the buyers of our AmeriHost Inn hotels, which approval is based solely on Cendant's evaluation of the buyers' experience and ability to effectively operate the hotels, the physical condition of the hotels, and other factors. If we choose to sell an AmeriHost Inn hotel, where the buyer does not execute an AmeriHost Inn franchise agreement, we may be subject to liquidated damages to Cendant under our franchise agreements, which is computed as a percentage of room revenue or a fixed amount per room, and their would be no incentive fee nor ongoing revenue sharing fees paid to us by Cendant.

Other sources

We receive management fees and employee leasing fees which result in a relatively smaller amount of cash flow, after the payment of related expenses in comparison to the activities discussed above. These fees and cash flow could increase as we develop and manage more hotels for joint ventures, as anticipated. In addition, we receive rental income from the other tenants in our office building. Owning our office building assists us in minimizing our own corporate headquarter occupancy costs.

Cash used in investing activities

Cash is used in investing activities to fund acquisitions, invest in joint ventures, to make loans to affiliated hotels for the purpose of construction, renovation and working capital, for new hotel development, for recurring and nonrecurring capital expenditures, and from time to time, for the purchase of our own common stock. We selectively invest in new projects that meet our investment criteria and enable us to take advantage of our development and property management skills.

Cash used in investing activities for the twelve months ended December 31, 2003 and 2002, consisted of the following:

                                                                              (in thousands)
                                                                          2003              2002
                                                                          ----              ----
Investments in unconsolidated joint ventures,
net of distributions and collections on advances from affiliates        $   (821)        $    878
Purchase of property and equipment                                        (7,088)         (18,583)
Acquisitions of partnership interests                                       (777)            (797)
Issuance of notes receivable, net of collections                            (131)            (151)

The cash used in investing was partially offset by:
Proceeds from the sales of real estate                                     2,804            1,444
                                                                        --------         --------
   Total                                                                $ (6,013)        $(17,073)
                                                                        ========         ========

The purchase of property and equipment includes all construction, furniture and fixtures costs for three new hotel projects, which opened in 2003, and two new hotels opened in 2002. However, two of the three hotels opened in 2003, opened during the first quarter, and most of the project cost was incurred in 2002. We spent $3.9 million on new construction in 2003, versus $8.6 million in 2002. We expect these costs to be lower than historically, as we focus on new development for joint ventures and others. In addition, the amounts for 2002 and 2003 include the acquisition of AmeriHost Inn hotels from joint ventures.

From time to time, we advance funds to these joint ventures for working capital and renovation projects. In 2003, we advanced $408,000 to joint ventures in which we are a partner, net of repayments, primarily for working capital purposes. We expect the joint ventures to repay these advances primarily through the sale of the hotel, and cash flow generated from hotel operations, however in certain cases, we may not realize the entire amounts advanced. In all cases, these advances will be repaid to us prior to any distributions to our partners. In 2004, we expect to continue advancing funds to certain joint ventures for working capital purposes. If we do not continue to support these joint ventures for working capital needs and debt service, it may create defaults under their mortgage agreements, which in most cases have been guaranteed by us.

In addition, in 2003 we invested approximately $442,000 in new and existing joint ventures, net of approximately $24,000 in distributions received from joint ventures. This amount included approximately $365,000 for a new development project expected to open in 2004, and approximately $101,000 that was used for working capital purposes.

Cash used in financing activities

Cash used in financing activities was $14.7 million during 2003, compared to cash provided by financing activities of $2.0 million during 2002, summarized as follows:

                                                                            (in thousands)
                                                                        2003              2002
                                                                      --------         --------
Principal Payments on long-term debt                                   (19,095)         (10,440)
Net repayments on operating line of credit                              (2,534)            (409)
Common stock repurchases                                                  (144)               -
Distributions to minority interests                                        (90)            (203)

The cash used in financing activities was partially offset by:
Proceeds from issuance of long-term debt                                 6,888           13,017
Issuance of common stock                                                   277                -
                                                                      --------         --------
                                                                      $(14,699)        $  1,964
                                                                      ========         ========

Principal payments on long-term debt include the payoffs of mortgages upon the sale of hotel properties of approximately $16.5 million in 2003, and $7.2 million in 2002. We paid off 10 hotel mortgages in 2003, compared to five hotel mortgages in 2002. Proceeds from the issuance of long-term debt includes approximately $6.9 million in 2003 and $13.0 million in 2002, as a result of opening five newly constructed consolidated AmeriHost Inn hotels during 2002 and 2003.

Future hotel development is dependent upon our ability to attain mortgage debt financing. Lenders typically advance mortgage debt at the rate of 60% - 75% of total project value. Assuming the total value of a new hotel development is $5.0 million, the typical mortgage loan amount would range from $3.0 million to $3.75 million. There can be no assurance that we will be able to obtain such mortgage financing on terms acceptable to us, to support our growth objectives.

Our board of directors has authorized a common stock buy back, at any time and without notice, of up to 1,000,000 shares under certain conditions and consistent with securities laws governing these buybacks. Under this authorization, in 2003 we repurchased 36,800 shares for a total of approximately $122,000. In addition, in 2003 we executed a reverse-forward stock split whereby the shares held by shareholders owning less than 100 shares on the effective date were redeemed and converted into the right to receive cash from the Company. The shareholders owning at least 100 shares were not impacted. As a result of the reverse-forward split, approximately 33,000 shares were converted to the right to receive $3.83 per share, or a total of approximately $128,000, of which approximately $22,000 was funded through December 31, 2003. We consider the reverse-forward split a one-time transaction, and we do not anticipate a similar transaction in the foreseeable future. All shares that we have repurchased or redeemed have been retired. In addition, 37,000 options to purchase stock were exercised during 2003 resulting in proceeds to us of approximately $130,000.

Construction line-of-credit

We had a $20 million loan facility, which provided for new construction financing that automatically converted to permanent financing upon opening. We utilized this facility primarily for the construction of wholly-owned AmeriHost Inn properties, as approved by the lender on a project-by-project basis. We still have three outstanding hotel mortgages which were originated through this facility, with a total outstanding balance of $8.1 million at December 31, 2003. However, the lender's commitment to review and underwrite new construction projects under this facility expired on October 31, 2003. Under this facility, we had availability, up to $20 million, less any loans outstanding, for new hotel development projects, subject to lender approval. To the extent a hotel was sold which had been financed with the facility, and the related mortgage is paid off, it would create availability for the lender to review new hotel development financing. We are currently seeking to renew this construction line of credit facility, however we do not know when, or if, the lender will approve, and there can be no assurance that this facility, or a version of this facility, will be available for future development projects. In the meantime, this lender continues to review and underwrite the debt financing for some of our current development projects on a per project basis, and has approved a pre-commitment for the construction and long term mortgage loan for one joint venture project where we have an active land purchase contract. As an alternative to, or in addition to this facility, we intend to explore alternative financing sources for new construction and long term permanent mortgage financing to assist us in the development of AmeriHost Inn hotels.

Mortgage Debt

The table below summarizes our mortgage notes payable as of December 31, 2003 and 2002:

                                                                (in thousands)
                                                           2003               2002
                                                        ----------         ----------
Outstanding Balance:
        Fixed rate                                      $   22,678         $   29,001
        Variable rate                                       42,500             47,242
                                                        ----------         ----------
        Total                                           $   65,178         $   76,243
                                                        ==========         ==========

Percent of total debt:
       Fixed rate                                            34.79%             38.04%
       Variable rate                                         65.21%             61.96%
                                                        ----------         ----------
       Total                                                100.00%            100.00%
                                                        ==========         ==========

Weighted average interest rate at end of period:
       Fixed rate                                             7.60%              7.52%
       Variable rate                                          5.64%              6.17%
                                                        ----------         ----------
       Total                                                  6.24%              6.66%
                                                        ==========         ==========

The variable rate debt shown above bears interest based on various spreads over the Prime Rate or the London Interbank Offered Rate. The Company's plan to sell certain hotel assets is expected to result in the payoff of the related mortgage debt in the amount of approximately $37.5 million, which has been classified in current liabilities in the accompanying consolidated balance sheet as of December 31, 2003. This amount includes (i) one hotel mortgage in the amount of approximately $1.6 million which was extended subsequent to December 31, 2003 for a two year period, (ii) one hotel loan in the amount of $1.5 million which matures in August 2004, and (iii) approximately $1.4 million in principal payments which are contractually due within the next twelve months regardless of the plan for hotel disposition. We have received notice from the lender on the loan which matures in August 2004 indicating that they will not be extending or renewing the loan. We expect this hotel to be sold prior to its maturity, as it is currently being actively marketed for sale as part of our plan for hotel disposition, with the proceeds to be used to payoff the mortgage loan. However, based on our current estimates, we anticipate that the net proceeds from the sale of this hotel will be less than the outstanding mortgage balance by approximately $200,000 - $300,000. This shortfall will need to be funded by us upon the sale of the property, or it could be an event of default, absent any other agreement with this lender. Although not contractually due in 2004, another hotel mortgage loan matures on January 1, 2005 in the amount of approximately $1.0 million. We also expect this loan to be repaid prior to maturity with proceeds from the sale of the hotel, as it is also being actively marketed. If these hotels are not sold by their maturity dates, we are currently obligated to payoff the mortgage notes using funds from other sources, if available, including mortgage refinancings with other lenders, or if not paid off, we would be in default of the mortgage agreements, absent any other agreement with these lenders. However, there can be no assurance that these hotels will be sold by their loan maturity dates, or that alternative financing will be available if needed. If these hotels are not sold prior to their loan maturity dates, and absent an extension by the current lenders, or a refinancing with another lender, it could have a significant impact on our liquidity.

With respect to mortgages on hotels which are not held for sale, approximately $1.2 million is classified in current liabilities, which is the principal amortization due within the next twelve months. The Company also has a mortgage loan on the office building in which its headquarters is located, and on October 1, 2003, the lender extended the maturity date to January 1, 2006. The office building loan bears interest at the floating rate of either prime minus 0.25% or LIBOR plus 2.25%, as determined by us.

Certain of our hotel mortgage notes and our office building mortgage note contain financial covenants, principally minimum net worth requirements, debt to equity ratios, and minimum debt service coverage ratios. These financial covenants are typically measured annually, based upon our fiscal year end. At December 31, 2003, we were not in compliance with the minimum debt service coverage ratio contained in two hotel mortgage loans aggregating approximately $4.5 million. The lender for one of these mortgage loans which matures in August 2004 has indicated they will not be extending or renewing the loan, as discussed above. With respect to the other mortgage loan, we have obtained a waiver from the lender.

Other Mortgage debt guaranteed by the Company

We are a general partner or managing member in 15 joint ventures as of December 31, 2003, 13 of which had mortgage debt.

The following is a summary of the mortgage debt held by the various types of joint ventures:

                                                     No. of hotels     Balance Outstanding       Guarantee Balance
                                                     -------------     -------------------       -----------------
Consolidated joint ventures
     in which we have a majority
     or controlling interest                               2              $       4,864             $        976

Unconsolidated joint ventures
     in which we are a general partner                     2                      3,674                    3,674

Unconsolidated joint ventures
     in which we are a managing
     member of a limited liability company                 9                     18,136                   13,194
                                                          --              -------------             ------------
                                                          13              $      26,674             $     17,844
                                                          ==              =============             ============

The mortgage balances for the two consolidated joint ventures have been included in our financial statements at December 31, 2003.

The aggregate maturities on this long-term mortgage debt, excluding consolidated joint ventures, regardless of the plan for hotel disposition, are approximately as follows, including that portion related to our guarantees:

                                                       (in thousands)
Year Ending December 31,                      Amount                  Guaranteed
------------------------                      ------                  ----------
        2004                                $   2,507                 $   1,926
        2005                                      845                       669
        2006                                      882                       694
        2007                                    1,601                     1,398
        2008                                    2,058                       988
        Thereafter                             13,917                    11,193
                                            ---------                 ---------
                                            $  21,810                 $  16,868
                                            =========                 =========

The mortgage balances for the unconsolidated joint ventures has not been included in our consolidated balance sheet. Other partners have also guaranteed a portion of these financings, which may ultimately reduce the exposure on our guarantees. Approximately $8.9 million of the mortgage debt with unconsolidated joint ventures relates to five properties that have been identified to be sold as part of our strategic hotel disposition plan. One mortgage in the amount of approximately $1.7 million matures in November 2004. This mortgage had matured on November 1, 2003, however the lender extended the maturity for one year, and waived a covenant violation for the minimum debt service coverage ratio for 2003. This hotel is included in the hotel disposition plan, and we expect this hotel to be sold prior to the loan maturity, with the net proceeds being used to pay off the mortgage. However, if the joint venture is unable to sell the hotel prior to the loan maturity, on acceptable terms, and the lender is unwilling to extend the maturity date of the loan, or if acceptable alternative financing is not available, it could create a default on behalf of the joint venture whereby the lender would look to us for repayment of the loan under our guarantee, possibly creating significant liquidity issues for us. [see also, "Off Balance Sheet Arrangements"]

Operating line-of-credit

At December 31, 2003, we had $3.9 million outstanding under its operating line-of-credit with LaSalle Bank NA. The operating line-of-credit has a limit of $5.5 million, as reduced from $6.0 million on February 27, 2004, is collateralized by substantially all the assets of the Company subject to first mortgages from other lenders on hotel assets, bears interest at the rate of prime plus 2.5% per annum, with a minimum rate of 6.75% per annum, and was scheduled to mature on April 30, 2004. The credit line provides for the maintenance of certain financial covenants, including minimum tangible net worth, a maximum leverage ratio, minimum debt service coverage ratio, and minimum net income. We were not in compliance with the minimum tangible net worth requirement, and the minimum net income requirement as of December 31, 2003. However, the lender has waived these violations in connection with the renewal of the line-of-credit set forth below.

In March 2004, we accepted a commitment from this lender, to renew the line-of-credit through April 30, 2005, with a maximum available of $5.5 million, reducing to $5.0 million on June 30, 2004, reducing further to $4.0 million on August 31, 2004, and to $3.5 million on February 28, 2005. Notwithstanding the scheduled reductions, the lender has required that the majority of the proceeds from the sale of hotel properties must be used to reduce the line-of-credit balance until the balance is at or below $4.0 million, at which time the maximum available will be reduced to $4.0 million, even if prior to the August 31, 2004 scheduled reduction date, above. The commitment is subject to the closing of the renewed loan by April 30, 2004. In addition, the terms of the agreement were revised to provide for interest at the fixed rate of 10.0% per annum. The renewed credit line provides for the maintenance of certain types of financial covenants, similar to those in the previous credit line.

We intend to pursue longer term financing options with other lenders that is consistent with our business plan of developing, building and selling AmeriHost Inn hotels and expect to engage an investment/financial advisor in the near future to assist us in this undertaking. However, there can be no assurance that we will obtain an alternative credit facility of longer duration under terms and conditions that we deem satisfactory.

Lease Purchase Obligation

Under the terms of our existing arrangement with PMC, if we do not either facilitate the sale to a third party, or purchase from PMC, one of our leased hotels at a price of approximately $2.6 million by to June 5, 2004, a rent increase of approximately $127,000 on an annual basis, becomes effective. If we decide to purchase this hotel by to June 5, 2004, we intend to fund the $2.6 million purchase price with a combination of mortgage debt, the source of which has not yet been identified, and cash from operations or working capital. However, there can be no assurance that we will have the liquidity and/or acceptable financing available to purchase this hotel at that time, and the rent increase could become effective. As discussed above, we intend to address this purchase obligation as part of our ongoing discussions with PMC, however there can be no assurance that an alternative agreement will be in place prior to June 5, 2004.

SEASONALITY

The lodging industry, in general, is seasonal by nature. Our hotel revenues are generally greater in the second and third calendar quarters than in the first and fourth quarters due to weather conditions in the primarily midwest markets in which many of our hotels are located, as well as general business and leisure travel trends. This seasonality can be expected to continue to cause quarterly fluctuations in our revenues. Quarterly earnings also may be adversely affected by events beyond our control, such as extreme weather conditions, economic factors, securities and geopolitical concerns and other general factors affecting travel. In addition, hotel construction is seasonal, depending upon the geographic location of the construction projects. Construction activity in the Midwest may be slower in the first and fourth calendar quarters due to weather conditions. Also, since our management fees are based upon a percentage of the hotel's total gross revenues, we are further susceptible to seasonal variations. We have also experienced greater interest in hotel sales from prospective buyers during the second and third calendar quarters, consistent with the seasonality of hotel operations.

GOVERNMENTAL REGULATION

Americans with Disabilities Act

Under the Americans with Disabilities Act, or ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been invested in ADA-required upgrades to our hotels, a determination that our hotels are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. We are likely to incur additional costs in complying with the ADA; however, such costs are not expected to have a material adverse effect on our results of operations or financial condition.

Environmental Laws

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in property. Laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to properly remediate a contaminated property, may adversely affect the owner's ability to sell or rent real property or to borrow funds using real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of these substances at the disposal or treatment facility, whether or not the facility is or ever was owned or operated by those persons.

Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with the ownership and operation of hotels, we could be held liable for the costs of remedial action with respect to the regulated substances and storage tanks and claims related thereto. We do not use underground storage tanks at our hotels. In the few instances where we have had an underground storage tank, activities were undertaken to remove the underground storage tanks and fully remediate the site. We are not aware of any underground storage tanks at any of the properties in our current portfolio, however there can be no assurance that such underground storage tanks do not exist, particularly at our older properties that we acquired as existing structures.

Most of our hotels have undergone Phase I environmental site assessments, which generally provide a non-intrusive physical inspection and database search, but not soil or groundwater analyses, by a qualified independent environmental engineer. The purpose of a Phase I assessment is to identify potential sources of contamination for which the hotels may be responsible and to assess the status of environmental regulatory compliance. The Phase I assessments have not revealed any environmental liability or compliance concerns that we believe would have a material adverse effect on our results of operations or financial condition, nor are we aware of any material environmental liability or concerns. Nevertheless, it is possible that these environmental site assessments did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which we are currently unaware.

Federal, state and local environmental laws, ordinances and regulations require abatement or removal of asbestos-containing materials and govern emissions of and exposure to asbestos fibers in the air. Asbestos-containing materials may be present in various building materials such as sprayed-on ceiling treatments, roofing materials, pipe insulation or floor tiles at some of our older hotels. In instances where we became aware of such asbestos-containing materials, such materials were contained or removed and abated. To the best of our knowledge, we have not used any asbestos-containing materials, which are not in compliance with the applicable laws and regulations, in our new hotel development projects. Any liability resulting from non-compliance or other claims relating to environmental matters could have a material adverse effect on our results of operations or financial condition.

In recent years there has been a widely publicized proliferation of mold-related claims by tenants, employees and other occupants of buildings against the owners of those buildings. To date, we have experienced a few instances where mold was detected, however no such claims have been filed against us. Mold-related claims are not covered by our insurance programs. In every hotel where we have identified a measurable presence of mold, we have undertaken remediation we believe to be appropriate for the circumstances encountered. Unfortunately, there is little in the way of government standards, insurance industry specifications or otherwise generally accepted guidelines dealing with mold propagation. Although considerable research into mold toxicity and exposure levels is underway, it may be several years before definitive standards are available to property owners against which to evaluate risk and design appropriate remediation practices. We cannot predict the outcome of any future regulatory requirements to deal with mold-related matters. We also do not believe that, currently, any potential mold-related liabilities, either individually or in the aggregate, will have a material adverse effect on our results of operations or financial condition.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). This Statement amends FASB Statement No. 123, "Accounting for Stock-based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 and the disclosure requirements of Statement No. 123 require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to these consolidated financial statements. During 2003, the Company has adopted the provisions of FASB No.123, including the reporting of the fair value of any options as a charge against earnings.

In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether or not it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. The Company is required to adopt the requirements of FIN 46R for interim periods beginning after March 31, 2004. This Interpretation requires that the Company present any variable interest entities in which it has a majority variable interest on a consolidated basis in its financial statements. The Company is continuing to assess the provisions of this Interpretation and the impact to the Company of adopting this Interpretation. Therefore the following amounts may change based upon additional analysis. Due to the adoption of this Interpretation, the Company expects that it will begin to present its investments in four joint ventures in which it has a majority variable interest, as determined in accordance with the provisions of this Interpretation, on a consolidated basis in its financial statements beginning with the consolidated financial statements issued for the quarterly period ended June 30, 2004. The consolidation of these joint ventures is expected to add approximately $9.7 million in assets and $7.8 million in liabilities to the Company's consolidated balance sheet. As of December 31, 2003, the Company had investments in, and advances to, these joint ventures of approximately $2.0 million, which was presented as such under the equity method of accounting in the accompanying consolidated financial statements. The Company expects that it will continue to present all of its other unconsolidated investments under the equity method.

On May 15, 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). The issuance of SFAS 150 was intended to improve the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position and also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. SFAS 150 affects the issuer's accounting for a number of freestanding financial instruments, including mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The effective date of a portion of the statement has been indefinitely postponed by the FASB. The Company does not expect that the implementation of SFAS No. 150 will result in a material financial statement impact.

SUBSEQUENT EVENTS

In 2004, we entered into discussions with PMC Commercial Trust, regarding 21 AmeriHost Inn hotels PMC owns which are leased and operated by our subsidiary. Due to numerous economic and market-driven factors relating to these 21 hotels, including the factors mentioned above, we have entered into discussions with PMC with the objective to restructure these long-term lease agreements. The objective of such restructuring is to improve our operating results and cash flow with respect to these hotels, and to agree on a plan that would transfer these hotels to third party operators through the sale of the properties. On March 12, 2004, we entered into a temporary letter agreement with PMC that expires on April 30, 2004. The temporary letter agreement provides that base rent will continue to accrue at the rate of approximately $445,000 per month, as set forth in the lease agreements; however the base rent payments required to be paid on March 1, 2004 and April 1, 2004 were reduced to approximately $360,000 per month, with the March 1, 2004 payment being due and payable upon the execution of the temporary letter agreement. In addition, our subsidiary was allowed to utilize $200,000 of its security deposit held with PMC to partially fund these payments. Upon the expiration of the temporary letter agreement on April 30, 2004, the deferred portion of the base rent (approximately $170,000) will be payable and the security deposit is to be restored to its March 12, 2004 balance. While the objective is to reach a restructured agreement prior to the expiration of the temporary letter agreement, there can be no assurance that the leases will be restructured on terms and conditions acceptable to us, if at all, or that a restructuring will improve operating results and cash flow, or provide for the sale of the hotels to third party operators.

In March 2004, we accepted a commitment to renew our operating line-of-credit from the existing lender, LaSalle Bank N.A., through April 30, 2005, which we accepted and executed. The revised terms require that the maximum availability under the facility from its current $5.5 million level be reduced to $5.0 million on June 30, 2004, further reduced to $4.0 million on August 31, 2004, and further reduced to $3.5 million on February 28, 2005. Notwithstanding these scheduled reductions, the lender has required that the majority of the proceeds from the sale of hotel properties must be used to reduce the outstanding balance of the line-of-credit until the balance it at or below $4.0 million, at which time the maximum availability on the line will be reduced to $4.0 million, even if prior to the August 31, 2004 scheduled reduction date, above. The terms of the agreement were further revised to provide for interest at the fixed rate of 10.0% per annum. The renewed credit line provides for the maintenance of certain types of financial covenants, as in the previous credit line.

In March 2004, we sold two wholly owned AmeriHost Inn hotels, generating gross proceeds of approximately $7.1 million, and simultaneously paid off the related mortgage loans of approximately $3.9 million.

RISK FACTORS

The following important factors, among others, have affected, and may in the future continue to affect, our business, results of operations and financial condition, and could cause our operating results to differ materially from those expressed in any forward-looking statements made by us or on our behalf elsewhere in this report.

DEBT, CAPITAL, AND LIQUIDITY

We have substantial long-term obligations, which could limit our flexibility or otherwise adversely affect our financial condition.

We have a significant amount of debt and obligations under long-term leases, such as the leases with PMC, requiring us, or our subsidiaries, to dedicate a substantial portion of our, or their, cash flow from operations to make these required payments. These payments reduce the cash flow otherwise available to fund capital expenditures, expansion efforts and other general corporate needs.

For the last three years our cash flow from hotel operations, after the payment of mortgage debt service, lease obligations, and ongoing capital expenditures, has been negative and we have used the proceeds from the sale of hotels to primarily fund these payments and other operational expenses. There is no assurance that we will generate positive cash flow from hotel operations. If our hotel operating cash flow or other sources of cash is not sufficient to fund our expenditures or to make our debt and lease payments, we will have to raise additional funds through:

         -        the sale of capital stock;

         -        additional borrowings; or

         -        selling a greater number of assets and sooner than planned.

We cannot assure you that any of these sources would be available to us on acceptable terms, if at all. An inability to fund our operating or capital needs, including our debt and lease payments, would have a material adverse effect on our results of operations and financial condition. Further, pursuant to a commitment letter from our existing line-of-credit provider to extend the facility for a one-year period, we will be required to use the proceeds from the sale of hotel properties to repay draws on the line. The maximum availability on this credit facility will decrease to $4.0 million from its current $5.5 million by August 31, 2004, and further to $3.5 million by February 28, 2005, however the majority of net proceeds from the sale of hotels must be used to reduce the outstanding balance under the line-of-credit until our balance is at or below $4.0 million, at which time the reduction of the line of credit availability to $4.0 million will be accelerated. There is no assurance that this line will be sufficient to meet our needs or that we would be able to obtain a replacement line on terms and conditions acceptable to us, if at all.

Additionally, our loan facility for new construction expired on October 31, 2003, and we are currently attempting to renew the facility. There is no assurance that we will be able to renew this facility. If we are unable to renew this facility, or if we are unable to obtain an alternative new construction credit facility, or other hotel debt arrangements, on acceptable terms, our ability to develop new hotels will be significantly limited and our future prospects will be adversely effected.

We require significant amounts of capital in our business.

Our business model requires us to have, or be able to obtain, significant amounts of capital. We rely on the availability of debt or equity capital, including joint venture sources, or the sale of hotels, to fund hotel development and capital improvements. We may not, however, be able to raise sufficient monies, or sell hotels, on acceptable terms, if at all. In addition, geopolitical or global or regional trends and events deemed negative by debt and equity providers could adversely affect the availability and cost of capital for our business. Failure to adequately fund our business would have a material adverse effect on our results of operations, financial condition and prospects.

Rising interest rates could have an adverse effect on our cash flow and interest expense.

Most of the money we have borrowed requires us to pay interest that varies over time. In addition, we may borrow money in the future requiring us to pay interest at "variable rates." Accordingly, increases in interest rates have a material adverse effect on our results of operations and financial condition including our ability to pay increased interest costs.

We have restrictive debt covenants that could adversely affect our ability to run our business.

The agreement governing our corporate line of credit contains various restrictive covenants including, among others, provisions that could restrict our ability to:

         -        borrow additional money;

         -        make common and preferred distributions;

         - make capital expenditures or acquire or develop hotels in excess of certain amounts;

         -        engage in transactions with affiliates;

         -        make investments, including repurchasing our common stock;

         -        merge or consolidate with another person; and

         -        dispose of all or substantially all of our assets.

These restrictions may adversely affect our ability to finance our operations or engage in other business activities that may be in our best interest. In addition, these agreements require us to maintain certain specified financial ratios. Our ability to comply with these ratios may be adversely affected by events beyond our control. The breach of any of these covenants and limitations could result in the accelerated payment of amounts outstanding under our line of credit. We may not be able to refinance or repay our debt in full under those circumstances.

REAL ESTATE AND GROWTH

Our development activities may be more costly and take longer than we have anticipated.

As part of our strategy, we plan to develop hotels for third parties and joint ventures in which we have an ownership interest. Development involves many substantial risks, including:

         - actual development costs may exceed budgeted or contracted amounts;

         - construction delays may prevent us from opening hotels on schedule;

         - we may not be able to obtain all necessary zoning, land use, building, occupancy and construction permits;

         - the properties may not achieve our desired revenue, operating profit, and profit on sale goals; and

         - we compete for suitable development sites, and may not be able to locate attractive sites in terms of location or economic feasibility.

Our ability to sell hotels in a timely manner and at favorable prices could be adversely affected by market conditions and other factors.

Our ability to increase our revenues and operate profitably depends to a large extent on our ability to sell existing hotels, or hotels that we develop, at favorable prices. The price and timing of each sale is affected by numerous factors, such as the demand and supply of hotel product and conditions in the real estate and capital markets, as well as the uncertainties associated with negotiating conditions and terms of sales and our buyer's ability to obtain sufficient financing. In addition, our cash flow needs may dictate, to a certain extent, the timing of attempted sales. For example, the sales price we can obtain for a hotel may be adversely affected because we may accelerate sale of a hotel to generate cash flow to fund other needs. Further, even if we do not accelerate the sale of any particular hotel or hotels, actual sales prices may be materially less than we expect. There is no assurance, for example, that we will generate the expected proceeds from our formal plan for hotel disposition. If we are not able to sell the hotels we develop in a timely manner and at favorable prices, our ability to find future growth, our ability to retire maturing debt, our revenues and our ability to operate profitably will be significantly impaired.

We will encounter risks that may adversely affect real estate ownership.

Our investments in hotels are subject to the numerous risks generally associated with owning real estate, including among others:

         - adverse changes in general or local economic or real estate market conditions;

         -        changes in zoning laws;

         -        changes in traffic patterns and neighborhood characteristics;

         -        increases in assessed valuation and real estate tax rates;

         -        increases in the cost of property insurance;

         -        governmental regulations and fiscal policies;

         -        the potential for uninsured or underinsured property losses;

         -        the impact of environmental laws and regulations; and

         -        other circumstances beyond our control.

Moreover, real estate investments are relatively illiquid, and we may not be able to vary our portfolio in response to changes in economic and other conditions.

OPERATIONAL RISKS

Insufficient cash flow from many of our existing hotels.

The net cash flow from the operations of many of our hotels has been insufficient to support their related mortgage debt payments or long-term lease obligations, as well as their necessary and ongoing capital expenditures. This negative cash flow at many of our hotels affects several aspects of our business, including our ability to raise capital whether through debt or equity sources, our ability to purchase and/or develop hotels, and our ability to make capital improvements to our existing hotels.

As described in the "Executive Overview" above, we have implemented strategies and programs to improve hotel operation results, and while the improvement in the economy and industry is expected to have a positive impact, there can be no assurance that such initiatives or expected positive impact from the economy will occur or will have a material position impact on our hotel operations.

If we are not able to restructure our lease agreements with PMC Commercial Trust, our financial results may suffer.

One of our wholly-owned subsidiaries is the lessee for 21 hotels with PMC. We have guaranteed the obligations under these leases. To date, we have been making a significant portion of the lease payments for our subsidiary, since the cash flow generated by these hotels has been insufficient to cover the annual lease payment obligation of approximately $5.3 million. On March 12, 2004, we and our subsidiary entered into an interim agreement with PMC. This interim agreement temporarily deferred a portion of the March and April 2004 payments required under the leases. This interim agreement expires on April 30, 2004 at which time the deferred portion is due. If this interim agreement is not renewed or extended, or a revised agreement not entered into, the terms of the original agreement will return in effect. Thus, if the operations of the hotels subject to the leases do not improve sufficiently, we will either have to continue subsidizing the lease payments or take other actions to restructure the leases. Any such actions could cause us to default under other credit agreements or our agreement with Cendant. Any such default would have a material adverse effect on our results of operations, financial condition and prospects.

Our financial performance depends in part on Cendant promoting and supporting the AmeriHost Inn brand.

The successful operation of the hotels we own, operate or manage depends in part on the promotion of the AmeriHost brand by Cendant, the owner of the AmeriHost Inn brand and on Cendant devoting sufficient resources to support services, such as reservation systems, frequent guest loyalty and marketing programs, provided to franchisees. We do not control what Cendant spends on brand promotion or franchisee support. Cendant's failure or inability to promote the AmeriHost brand or to provide adequate support to franchisees would have a material adverse effect on our results of operations, financial condition and prospects.

Further, if we sold an AmeriHost Inn hotel and received a development incentive fee from Cendant, since the hotel remained an AmeriHost Inn hotel, and subsequently the buyer of the hotel defaults under the franchise agreement within the first 76 months, under certain circumstances, we may be required to refund back to Cendant, from future fees, a portion of the development incentive fee. To date, we have not been required to refund any development incentive fees; however, there can be no assurance that we will not be required to refund development incentive fees in the future.

We may be adversely affected by the requirements contained in our franchise and licensing agreements.

As of December 31, 2003, all of our hotels were operated pursuant to existing franchise or licensing agreements with nationally recognized hotel brands. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor system. Standards are often subject to change over time, in some cases at the discretion of the franchisor, and may restrict a franchisee's ability to make improvements or modifications to a hotel without the consent of the franchisor. In addition, compliance with standards could require us to incur significant expenses or capital expenditures. Action or inaction on our part could result in a breach of standards or other terms and conditions of the franchise agreements, and could result in the loss or cancellation of a franchise license. Loss of franchise licenses without replacement would likely have an adverse effect on our hotel revenues.

Typically, the buyers of our hotels maintain the existing brand affiliation and enter into a franchise agreement with the franchisor upon the sale. Part of our strategic plan is to sell AmeriHost Inn hotels to buyers who continue to operate the hotels as AmeriHost Inn hotels. As a result, Cendant must approve the franchise application of the buyer, which is based solely on their evaluation of the buyer's experience and ability to effectively operate the hotel, the physical condition of the hotel, and other factors. If we choose to sell an AmeriHost Inn hotel, or other brand hotel, where the buyer does not execute an AmeriHost Inn, or other, franchise agreement, we may be subject to liquidated damages under our franchise agreements, which is computed as a percentage of room revenue or a fixed amount per room.

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

We may be required to replace, from time to time, furniture, fixtures and equipment and to make other capital improvements at the hotels we own, or lease and operate. We must also make periodic capital improvements to comply with standards established by Cendant, the franchisor of our hotels, under our franchise agreements. Generally, we are responsible for the costs of these capital improvements, which give rise to the following risks:

         -        cost overruns and delays;

         - the disruption to operations and potential lost room revenue associated with renovations;

         - the cost of funding renovations and the possibility that financing for these renovations may not be available on attractive terms; and

         - the return on our investment in these capital improvements may not be adequate.

In the past, we have generally funded capital improvements from cash flow from operations and, to a lesser degree, by borrowing. Our future cash flow may not be sufficient to fund future capital improvements and there is no assurance that we will be able to borrow any needed monies on acceptable terms, if at all. Thus, we may not be able to fund required capital improvements, which could cause us to default on certain agreements which would have a material adverse effect on our results of operations, financial condition and prospects.

Our business is concentrated in particular segments of a single industry and our hotels are primarily operated under a single brand name.

Nearly all of our business has been, and will likely continue to be, hotel related. We are thus exposed to downturns in the hotel industry and are more susceptible to adverse conditions in the mid-market segment of the hotel industry than more diversified hotel companies. Finally, our hotels are operated primarily under the AmeriHost brand name, and our success depends heavily on the strength of this single brand. Downturns in business or leisure travel could have a material adverse effect on our results of operations, financial condition and prospects.

We may not be able to effectively compete for guests with other branded and independent hotels.

The mid-market segment of the hotel business is highly competitive. Our hotels compete on the basis of location, room rates and quality, service levels, reputation, and reservation systems, among many other factors. There are many competitors in our market segment, and many of them or the brands under which they are franchisees, may have substantially greater number of hotels in their brands, greater contributions from their central reservation system, greater name recognition, and greater marketing and financial resources. New hotels are continually being constructed and opened, in some cases without corresponding increases in demand for hotel rooms. There is no assurance that we will be able to compete effectively, which could have a material adverse effect on our results of operations, financial condition and prospects.

We are subject to the risks of hotel operations.

We are subject to the risk of fluctuating hotel operating expenses at our hotels, including but not limited to:

         -        wage and benefit costs;

         -        repair and maintenance expenses;

         -        gas and electricity costs;

         - insurance costs, including health, general liability and workers compensation; and

         -        other operating expenses.

Increases in operating expenses could have a material adverse effect on our results of operations and financial condition.

Our revenues are significantly influenced by economic conditions in the Midwest.

Our hotels are located primarily in the States of Illinois, Ohio, Indiana, Michigan, and Wisconsin. In 2003, more than two-thirds of our hotel revenues were derived from hotels in the Midwest. As a result, our results of operations and financial condition are largely dependent on economic conditions in the Midwest where growth may be weaker than that in other regions, and a decline in economic conditions in this region could have a material adverse affect on us.

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

Travel and leisure spending in the lodging industry is seasonal in nature. Our hotel revenues are generally greater in the second and third calendar quarters than in the first and fourth calendar quarters. Similarly, both hotel sales and construction activity are also seasonal. Thus, our quarterly revenues and earnings vary from quarter to quarter and may be adversely affected by events beyond our control, such as extreme weather conditions, economic and other factors affecting travel.

Our revenues and the value of our properties are subject to conditions affecting the lodging industry.

The lodging industry has experienced a difficult period, and operations have generally been declining for the past several years, which has caused declines in our revenue per available room, or RevPAR, and profit margins. The decline in the lodging industry has been attributed to a number of factors including a weak economy, and the effect of potential terrorist activity in the United States which have changed the travel patterns of both business and leisure travelers. It is not clear whether these changes are permanent or whether they will continue to evolve creating new opportunities or difficulties for the industry. Our results of operations may be affected and can change based on the following risks:

         -        changes in the national, regional and local economic climate

         -        changes in business and leisure travel patterns;

         - local market conditions such as an oversupply of hotel rooms or a reduction in lodging demand;

         - the attractiveness of our hotels to consumers relative to our competitors;

         -        the performance of the managers of our hotels; and

         - changes in room rates and increases in operation costs due to inflation and other factors.

Our expenses may not decrease if our revenue drops.

Many of the expenses associated with owning and operating hotels, such as debt payments, property taxes, insurance, utilities, and employee wages and benefits, are relatively inflexible and do not necessarily decrease in tandem with a reduction in revenue at the property. Because of weak economic conditions over the last several years, particularly in the lodging industry, we have been working with our managers to reduce the operating costs of our hotels. While we have achieved reductions in some operating costs as a result of these efforts, further cost reductions would be difficult to achieve if operating levels continue to decline. Some of the cost reduction efforts undertaken may eventually need to be reversed even if operations remain at reduced levels. Regardless of these efforts to reduce costs, our expenses will be affected by inflationary increases, and in the case of certain costs, such as wages, benefits and insurance, may exceed the rate of inflation in any given period. Our managers may be unable to offset any such increased expenses with higher room rates. Any of our efforts to reduce operating costs or failure to make scheduled capital expenditures could adversely affect the growth of our business and the value of our hotel properties.

OTHER RISKS

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

Cendant has the right to terminate our development agreement upon a change in control of our company, as defined, if, after the change in control, the company (or successor company) fails to begin construction on a certain specified number of new AmeriHost Inn hotels within a specified period of time. In addition, the provision which allows for any refunds on development incentive fees, as a result of terminated franchise agreements by the buyers of our AmeriHost Inn hotels within the first 76 months, to be offset against future fees payable by Cendant is terminated, and any such refunds would be payable to Cendant immediately.

We depend on our key personnel.

Our success depends on the efforts of our executive officers and other key personnel. We cannot assure you that these key personnel will remain employed by us. While we believe that we could find replacements for these key personnel, the loss of their services could have a significant adverse effect on our financial performance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below provides information about financial instruments that are sensitive to changes in interest rates, for each interest rate sensitive asset or liability as of December 31, 2003. As the table incorporates only those exposures that existed as of December 31, 2003, it does not consider those exposures or positions that could arise after that date. Moreover, the information presented therein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, hedging strategies and prevailing interest rates at the time.

                                                                                    Average Nominal
                                                         Carrying Value              Interest Rate
                                                         --------------              -------------
Operating line of credit - variable rate                $     3,850,000                  6.75%
Mortgage debt - fixed rate                              $    22,677,787                  7.60%
Mortgage debt - variable rate                           $    42,500,127                  5.64%

If market rates of interest on our variable debt increased by 10%, the increase in interest expense on the variable rate debt would be approximately $240,000 annually.

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

ITEM 9A. CONTROLS AND PROCEDURES

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

[THE FOLLOWING ITEM HAS NOT YET BEEN FULLY UPDATED]

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Company's executive officers and directors are:

       Name                                Age                                           Position
       ----                                ---                                           --------
Kenneth M. Fell                             46                Chairman of the Board of Directors

Andrew E. Shapiro                           42                Vice Chairman of the Board of Directors

Jerry H. Herman                             50                President, Chief Executive Officer and Director

James B. Dale                               40                Senior Vice President of Finance, Secretary, Treasurer and Chief
                                                              Financial Officer

Steven J. Belmonte                          51                Director

Salomon J. Dayan                            58                Director

Gerald T. LaFlamme                          64                Director

Thomas J. Romano                            51                Director

Kenneth M. Fell has been a member of the Board of Directors since August 2002. In December 2002, Mr. Fell was elected independent Chairman of the Board of Directors. Mr. Fell is a member of the Audit Committee, the Compensation Committee, and the Corporate Governance/Nominating Committee. Mr. Fell also serves as a member of various ad hoc committees of the Board, which are formed to address specific issues. Since 1983, Mr. Fell has been an independent floor trader and member of various divisions of the Chicago Mercantile Exchange. These include the Index and Options Market (1983-present), the International Monetary Market (1984-present), and the Growth and Emerging Market (1995-present). Since 1986, Mr. Fell has been the President and sole owner of K.F., Inc., a financial derivatives trading corporation.

Andrew E. Shapiro has been a member of the Board of Directors since September 2002, and was elected independent Vice Chairman of the Board of Directors in February 2003. Mr. Shapiro is Chairman of the Company's Corporate Governance/Nominating Committee, and also serves as a member of the Compensation Committee. Mr. Shapiro also serves as a member of various ad hoc committees of the Board, which are formed to address specific issues. Mr. Shapiro is Managing Member and President of Lawndale Capital Management, LLC, a San Francisco Bay area investment advisory firm, and Chairman and President of a predecessor investment advisor, and now holding company, Lawndale Capital Management, Inc., since 1992. Prior to forming the Lawndale Capital entities, Mr. Shapiro obtained numerous years of experience in highly leveraged investments and lending. He has been a Board Observer of Earl Scheib, Inc. (AMEX-ESH), pursuant to an agreement with that company's Board, and he is a member of the National Association of Corporate Directors (NACD).

Jerry H. Herman is President and Chief Executive Officer, and a member of the Board of Directors, since January 2003. Mr. Herman is responsible for the development and implementation of the Company's strategic objectives, business plan, core businesses, and asset decisions. Mr. Herman also serves as a member of various ad hoc committees of the Board, which are formed to address specific issues. From 1992 to 2002, Mr. Herman was Chief Executive Officer and a member of the Board of Directors of City Hotels USA, the U.S. holding company of a publicly traded ownership, development, management and hospitality company headquartered in Belgium with assets in Europe and the United States. Prior to that, from 1984 to 1991, he was General Counsel and then Senior Vice President of Hotel Acquisitions for C.R.I., Inc., a national real estate investment and management firm with multi-family, hotel, and commercial ownership and mortgage portfolios. Mr. Herman is a member of the District of Columbia Bar and the American Bar Association, and he recently served as a founding member of the National Franchise Advisory Boards of the Doubletree and Homewood Suites brands.

James B. Dale was promoted to Chief Financial Officer in 1998, in addition to his responsibilities as Senior Vice President of Finance. Mr. Dale began his employment with the Company in May 1994 as the Company's first Corporate Controller. He has been responsible for overseeing all aspects of the Company's property and corporate accounting departments, including preparation of all SEC filings. In 1999, Mr. Dale was elected Corporate Secretary by the Board of Directors. Prior to joining the Company, Mr. Dale was an Audit Manager with an international public accounting firm, with nearly nine years of experience in auditing, financial reporting and taxation. Mr. Dale is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the Illinois CPA Society.

Steven J. Belmonte, CHA, has been a member of the Board of Directors since August, 2002. Mr. Belmonte is Chairman of the Company's Compensation Committee, and also serves as a member of various ad hoc committees of the Board, which are formed to address specific issues. In 2002, Mr. Belmonte launched Hospitality Solutions, LLC, a full-service, nationwide consultation firm specializing in lodging industry issues at the hotel and corporate level. Hospitality Solutions offers expert witness and mediation services, litigation support, license agreement formulation or termination negotiation assistance, asset management, special projects, targeted training programs, and motivational speaking. From 1991 to 2002, Mr. Belmonte oversaw the Ramada hotel chain, which had over 1,000 hotels and nearly 135,000 hotel rooms throughout the United States, becoming the longest standing president of a national franchised hotel chain. Mr. Belmonte has assumed leadership roles in charities related to the hotel industry as follows: Chairman of the American Hotel Foundation (AHF) and Vice Chairman of the American Hotel & Lodging Educational Foundation (AH&LEF). Furthermore, Mr. Belmonte's charitable leadership has also extended to Childreach, whose activities have included constructing two medical facilities, a Food and Science Laboratory and a library in Africa, and schools in the Dominican Republic and Honduras.

Salomon J. Dayan, M.D., has been a member of the Board since August, 1996. Dr. Dayan also serves as a member of various ad hoc committees of the Board, which are formed to address specific issues. In 1980, Dr. Dayan, a physician certified in internal and geriatric medicine, founded the Salomon J. Dayan Ltd., a multi-specialty medical group, which is dedicated to the care of the elderly in hospital and nursing home settings. He was Chief Executive Officer from 1980 until the medical group was sold in 1998. Dr. Dayan was the Medical Director and Executive Director of Healthfirst, a corporation that operates multiple medical ambulatory facilities in the Chicago, Illinois area from 1986 until the corporation was sold in 1996. Since 1994, he has been an assistant professor at Rush Medical Center in Chicago. Dr. Dayan is currently the Chairman of the Board of Directors of J. D. Financial, a bank holding company owning Pan American Bank. Dr. Dayan also has numerous investments in residential and commercial real estate.

Gerald T. LaFlamme has been a member of the Board of Directors since August 2002. Mr. LaFlamme is Chairman of the Company's Audit Committee, and also serves as a member of various ad hoc committees of the Board, which are formed to address specific issues. He has been the President and Chief Executive Officer of JL Development Company, Inc. a real estate development and consulting firm, since March 2004. From 2001 through 2003, Mr. LaFlamme was the Senior Vice President and Chief Financial Officer of Davidson Communities, LLC, a real estate development company, where his responsibilities include land acquisitions, joint venture transactions and the financing of real estate projects. From 1997 through 2001, Mr. LaFlamme was retired. From 1978 to 1997, Mr. LaFlamme was a Managing Partner with Ernst & Young LLP, and a predecessor accounting firm, and had responsibility for managing the firm's Real Estate Office in San Diego, California. Mr. LaFlamme has extensive experience in structuring real estate transactions and in developing business strategies for Real Estate Investment Trusts, residential and commercial developers, and hospitality management companies. Mr. LaFlamme is a Certified Public Accountant.

Thomas J. Romano has been a member of the Board since November 1999. Mr. Romano is a member of the Audit Committee and Corporate Governance/Nominating Committee. Mr. Romano also serves as a member of various ad hoc committees of the Board, which are formed to address specific issues. Mr. Romano has been an Executive Vice President and a member of executive management for Bridgeview Bank Group since 1997. He served as Chief Credit Officer and President of the Lake County, Illinois region, responsible for a significant loan portfolio from 1997 until June 2002, at which time he became, responsible for leading the community banks' marketing efforts for Bridgeview Bank Group and Bridgeview Capital Solutions. Prior to Bridgeview Bank Group, his experience includes 19 years with First of America Bank where his responsibilities included the management of the commercial lending functions across the Northern Illinois

Region. Mr. Romano is currently a member of Robert Morris Associates and serves as a director for Vista National Insurance, Laserage Technology Corporation and the Goldman Philanthropic Partnerships.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of Section 16(a) filings furnished to the Company, the Company is not aware of any failure to file reports required by Section 16(a) on a timely basis during 2003.

CODE OF BUSINESS CONDUCT AND ETHICS

Our Board of Directors adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by our directors, officers, and employees. A copy of this code is available on our website at http://www.arlingtonhospitality.com under the heading of "About Us" and subheading "Corporate Governance" and we intend to disclose on this website any amendment to, or waiver of, any provision of this Code applicable to our directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or NASDAQ. A copy of this code is also available in print to any stockholder upon written request addressed to Investor Relations, Arlington Hospitality, Inc., 2355 S. Arlington Heights Road, Suite 400, Arlington Heights, Illinois 60005.

See also Item 1 - Business, under the heading "Corporate Governance."

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the annual and long-term compensation for services as officers to the Company for the fiscal years ended December 31, 2003, 2002 and 2001, of those persons who were, at December 31, 2003: The chief executive officer and the other executive officer of the Company (the "Named Officers"). See "Compensation of Directors" under Item #11.

                           SUMMARY COMPENSATION TABLE

                                                                              Long-Term
                                                                            Compensation
                                                                    ----------------------------
                                           Annual Compensation      Restricted      Securities
         Name and Principal           ----------------------------    Stock         Underlying       All Other
              Position                Year  Salary  (5)   Bonus(1)   Awards (6)   Options(#)(2)   Compensation(3)
------------------------------------  ----  -----------   --------  ----------    --------------  ---------------
Jerry H. Herman                       2003    287,308           -        -                 -           2,732
 President, Chief Executive Officer,
 and Director

James B. Dale                         2003    160,442       7,200        -                 -           1,871
 Senior Vice President Finance,       2002    145,000      17,850        -            21,000           2,036
 Secretary, Treasurer, and            2001    132,115       9,000        -            21,000           2,214
 Chief Financial Officer

Richard A. Gerhart   (4)              2003    132,500       9,700        -                 -           2,329
 Senior Vice President Hotel
 Operations

(1) Mr. Dale and Mr. Gerhart received cash bonuses of $7,200 and &9,700, respectively in 2003.

(2) Includes 14,000 and 7,000 options issued in 2002 and 2001, respectively, to Mr. Dale which did not vest and were forfeited. All other options issued to Mr. Dale were fully vested as of December 31, 2003.

(3) Includes life insurance premiums paid by the Company on behalf of the Named Officers and the Company's 401(k) matching contributions of $256 for Mr. Gerhart in 2003 and $1,646, $1,586 and $1,764 for Mr. Dale in 2003, 2002 and 2001, respectively.

(4) Mr. Gerhart, who has been employed by the Company since 1999, was made an executive officer in August 2003.

(5) Mr. Dale received $8,387 in 2003 for his services as our interim chief executive officer from December 12, 2002 to January 6, 2003.

(6) Mr. Dale and Mr. Gerhart were awarded 750 and 971 shares of restricted stock, respectively, valued at $2,550 and $3,300, in recognition of their leadership roles in 2002, which restricted stock will be issued in 2004.

STOCK OPTIONS

The following table summarizes the number and terms of stock options granted to each of the Named Officers during the year ended December 31, 2003.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                        Potential Realizable Value at
                                                                                           Assumed Annual Rates of
                                                                                          Stock Price Appreciation
                                           Individual Grants                                   for Option Term
                          ---------------------------------------------------------     -----------------------------
                                      % of Total Options
                                          Granted to      Exercise or
                           Options       Employees in      Base Price    Expiration
      Name                Granted(1)      Fiscal Year        ($/Sh)         Date            5% ($)        10% ($)
---------------           ---------   ------------------  -----------    ----------         -----         ------
Jerry H. Herman             75,000          46.9%            $3.16        Feb. 2003           -              -
Jerry H. Herman             35,000          21.9%            $3.33        Mar. 2003           -              -

As part of his initial employment with us on January 7, 2003, Mr. Herman was granted a 60 day option to purchase 75,000 shares of restricted stock using an upward exercise price reset formula to the greater of a floor price, the price on the date of his start date or, with respect to options not yet exercised on the one month anniversary of his start date, the fair market value of our shares on that date. Prior to his one-month anniversary, Mr. Herman exercised 40,000 of the options that were issued. The exercise price of the remaining 35,000 options was reset upward on his one-month anniversary and expired without exercise. There were no stock options granted to Messrs. Dale and Gerhart during 2003.

The following table provides information concerning the exercise of stock options during 2003 and the year-end value of unexercised options for each of the Named Officers of the Company.

                    OPTION EXERCISES AND YEAR-END VALUE TABLE

                                                           Number of Unexercised        Value of Unexercised
                                                              Options Held at          in-the-Money Options at
                              Shares                         December 31, 2003          December 31, 2003 (1)
                             Acquired        Value     --------------------------    --------------------------
      Name                 on Exercise     Realized    Exercisable  Unexercisable    Exercisable  Unexercisable
------------------         -----------     --------    -----------  -------------    -----------  -------------
Jerry H. Herman               40,000       $ 12,400            -          -            $     -      $       -
James B. Dale                      -              -       80,500          -             22,277              -
Richard A. Gerhart                 -              -       57,000          -             20,754              -

(1) The closing sale price of the Company's Common Stock on such date on the Nasdaq National Market was $3.76.

EMPLOYMENT AGREEMENTS

On January 7, 2003, Jerry H. Herman became our president and chief executive officer under the terms of an employment agreement dated as of December 19, 2002. The agreement expires on December 31, 2005, unless terminated earlier. Under the agreement, we pay Mr. Herman a base salary of $300,000 per year and Mr. Herman is eligible to earn a bonus consisting of a cash portion and restricted stock portion subject to his and our satisfying certain performance criteria. The budget for the performance criteria is established each year by the board of directors. The criteria consist of a pre-tax income benchmark, an adjusted stockholder equity per share benchmark, and a third benchmark comprised of up to two components relating to development of franchises or joint ventures, growth of the AmeriHost brand or construction and development of hotels. In each case, there are limits on the amount of cash and equity performance bonus that Mr. Herman may earn each year. Mr. Herman has the right under the agreement to sell shares received as part of the stock portion of the bonus, some of which would otherwise had been restricted from transfer, to us in an amount necessary to pay income taxes, with the number of shares allowed to be sold determined according to a formula specified in the agreement but no less than fair market at the time of grant. Mr. Herman is also entitled to bonuses upon the occurrence of specified capital events, such as the assignment, conveyance, sale or termination of our agreements with Cendant, a merger of us into another corporation, a sale of our assets, a sale of all of our stock to a new purchaser or the bulk sale of fifteen or more of our hotels to a new purchaser which result in consideration to us above certain levels. Mr. Herman also participates in our employee benefit plans and is reimbursed for business expenses. The agreement granted Mr. Herman the right to purchase up to 75,000 restricted shares of our common stock for 60 days beginning January 7, 2003, with the exercise price determined according to an upward reset formula specified in the agreement but no less than fair market value of the stock on the date of the grant. On January 17, 2003, Mr. Herman exercised this right with regard to 40,000 restricted shares of our common stock, which he purchased at a price of $3.16 per share. We also agreed to nominate Mr. Herman during the term of his employment for election to our board of directors and to recommend that stockholders vote in favor of his election.

Mr. Herman's employment agreement may terminate, at Mr. Herman's option, on a "change in control," which is defined as a sale of all or substantially all of our assets, a merger resulting in the ownership of over 50% of our voting stock by parties unaffiliated with us before the transaction or the sale of over 50% of our shares or other equity interests to parties unaffiliated with us before the transaction. If Mr. Herman is terminated without cause, or resigns as the result of a change in control or for "good reason," as defined in the agreement, he is entitled to severance compensation equal to the base salary for the remaining term of the agreement but no less than twelve months and no greater than twenty-four months. "Good reason" is defined in the agreement to include, among other things, a material reduction in Mr. Herman's responsibilities not consistent with the agreement, a material decrease in Mr. Herman's salary or benefits, our failure to nominate and recommend Mr. Herman for election to the board of directors and any material breach by us of the agreement.

Our senior vice president of finance and chief financial officer, James B. Dale, provides services to us under the terms of an employment agreement dated January 12, 2001. The agreement originally expired January 12, 2004, but its term has since been extended to January 12, 2005, as discussed below. Under the agreement, we paid Mr. Dale a base salary equal to $152,000 in 2003, which automatically increased by 5% in 2004, to approximately $160,000 per year. The agreement provided for cash bonuses based on the sale of AmeriHost Inn hotels and the timing of our financial reporting. Mr. Dale received some, but not all of the performance bonuses. Mr. Dale also earned 750 shares of restricted stock in 2003, in recognition of his leadership effort in 2002, which are expected to be issued in 2004. Mr. Dale's employment agreement entitles him to receive severance payments equal to six months salary if his employment is terminated by us "without cause," as defined in the agreement. In addition, if we are sold, Mr. Dale is entitled to receive the sum of six months base salary, at his salary level at the time of sale.

Our senior vice president of hotel operations, Richard A. Gerhart, provides services to us under the terms of an employment agreement dated July 1, 2002. The agreement has a three-year term. Under the agreement, we pay Mr. Gerhart a base salary equal to $132,500 for the first year of the agreement, $137,800 for the second year, and $144,000 for the third year. In addition, Mr. Gerhart is entitled to cash bonuses if various company performance criteria are achieved. These criteria relate to increases in revenue for AmeriHost Inns owned by us for at least thirteen months, gross operating profit for AmeriHost Inns as compared with budgeted and prior year amounts, gross operating profit of non-AmeriHost Inn hotels and sales of AmeriHost Inn hotels. The performance criteria also include achieving certain levels of net income, income before taxes, depreciation and amortization or cash flow. Mr. Gerhart also earned 971 shares of restricted stock in 2003, in recognition of his leadership efforts in 2002, which is expected to be issued in 2004. If we terminate Mr. Gerhart "without cause," he is entitled to receive his salary and bonus for six months from the date of termination.

We entered into supplemental retention and performance agreements with Mr. Dale and Mr. Gerhart as of December 1, 2002, concurrent with our former Chief Executive Officer's resignation. Under these agreements, Mr. Dale and Mr. Gerhart were entitled to severance payments in addition to the severance payments described above, payable in five monthly installments, had their employment been terminated before December 31, 2003 other than because of death, disability, voluntary termination or "for cause." In addition, under the agreements we agreed to pay each of Mr. Dale and Mr. Gerhart a performance retention bonus in the form of cash and restricted stock if various performance criteria were satisfied, and they remained employed with us through January 1, 2004. The performance criteria in Mr. Dale's agreement relate primarily to the timely preparation of financial statements, periodic reports and meeting minutes, sales of hotels, and assistance in our obtaining financing within certain time periods. The performance criteria in Mr. Gerhart's agreement relate primarily to hotel revenue and profitability results. Mr. Dale's supplemental agreement also extended the term of Mr. Dale's employment agreement with us to January 12, 2005. The amount due under these supplemental agreements has not yet been determined, however is not anticipated to be greater than $20,000 in the aggregate, including both cash and restricted stock.

COMPENSATION OF DIRECTORS

In February 2003 our Board of Directors approved a compensation plan for non-employee directors that called for each of our non-employee directors to receive the following compensation for serving as a member of our board of directors: (i) an annual cash retainer, (ii) a grant of restricted stock, and
(iii) fees for attending board and committee meetings as well as reimbursement for all out-of-pocket expenses relating to attendance at these meetings.

Cash Retainer

Each non-employee director received an annual cash retainer of $9,000 paid in equal monthly installments, except that as of March 2003, Mr. Fell and Mr. Shapiro received cash retainer payments at an annual rate of $13,500 and $11,250, respectively, for serving as chairman and vice-chairman of the board, respectively.

Restricted Stock

In November 2003, each non-employee director received 6,000 shares of our common stock, except for Messrs. Fell and Shapiro, who received 9,000 and 7,500 shares of our common stock, respectively, for serving as chairman and vice-chairman of the board, respectively. The restricted stock was issued under our 2003 Non-Employee Director Restricted Stock Plan that was approved at out annual shareholder meeting held on October 29, 2003. These shares may not be transferred for a one-year period, except in the case of a "change of control." After this one-year period, the shares may not be transferred until the earlier of a "change of control," five years from the date of the grant, or the date the director ceases to be a director. "Change of control" is defined in the plan to cover various circumstances in which 50% or more of the beneficial ownership of our issued and outstanding stock, either directly or by merger or other extraordinary transaction is acquired by others.

Meeting Fees

The meeting fees for non-employee directors are summarized in the following tables:

                         BOARD OF DIRECTOR MEETING FEES

                                       TELEPHONE                    IN-PERSON
                                       ---------                    ---------
Meetings of 1.5 hours or less            $250                         $1,500
Meetings over 1.5 hours                  $500                         $1,500

The above fees for each meeting of the full board are increased by 50% for the chairman when he presides and 25% for the vice chairman in the event he presides over a board meeting.

                             COMMITTEE MEETING FEES

                                       TELEPHONE                    IN-PERSON
                                       ---------                    ---------
Meetings of 1.5 hours or less            $150                         $  500
Meetings over 1.5 hours                  $300                         $1,000

The above fees for each committee meeting are increased by 50% for the chairman of the audit committee and 30% for the individuals who chair other committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 29, 2004, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's Directors, (iii) each of the Named Officers and (iv) all Directors and executive officers as a group.

                                   Shares Beneficially Owned
               Name                   As of March 29, 2004    Percent
---------------------------------  -------------------------  -------
 Wellington Management Company LLP        565,000 (1)          11.3%
 Kenneth M. Fell                          507,200 (2)          10.1
 Andrew E. Shapiro                        496,200 (3)           9.9
 Lawndale Capital Management LLC          488,700 (3)           9.9
 Michael P. Holtz                         470,000 (4)           9.4
 H. Andrew Torchia                        426,032 (5)           8.5
 Richard A. D'Onofrio                     338,519 (6)           6.8
 Salomon J. Dayan                         310,812 (7)           6.1
 Dimensional Fund Advisors, Inc.          307,500 (8)           6.1
 Raymond and Liliane R. Dayan             269,314 (9)           5.4
 James B. Dale                             82,525 (10)          1.6
 Richard A. Gerhart                        60,471 (11)          1.2
 Jerry H. Herman                           40,000 (12)          0.8
 Thomas J. Romano                          26,500 (13)          0.5
 Steven J. Belmonte                        21,968 (14)          0.4
 Gerald T. LaFlamme                         8,480 (15)          0.2

ALL DIRECTORS AND EXECUTIVE
  OFFICERS AS A GROUP (9 PERSONS)   1,554,156                  29.8%

     (1) Based upon information provided in its Form 13F dated December 31, 2003. Wellington Management Company LLP, in its capacity as investment advisor, may be deemed the beneficial owner of 565,000 shares of our common stock wich are owned by numerous investment counseling clients. The address of Wellington Management is 75 State Street, Boston, Massachusetts 02109.

     (2) Based upon information filed on Form 4 dated November 13, 2003. Includes 9,000 restricted shares held directly, 207,170 shares held by KF, Inc. Profit Sharing Plan; 199,430 shares held by Kenneth M. Fell Trust; 88,100 shares held by Mr. Fell's IRA; 2,500 shares held by Mr. Fell's wife, Margaret A. Fell, IRA; and 1,000 shares issuable upon the exercise of options. Mr. Fell's address is One South Wacker Drive, Suite 350, Chicago, Illinois 60606.

     (3) Based upon information filed on Form 4 dated November 12, 2003. Includes 7,500 restricted shares held directly by Mr. Shapiro; 426,200 shares beneficially held by Diamond A. Partners, L.P. and 62,500 shares held by Diamond A. Investors, L.P. Mr. Shapiro is managing member of Lawndale Capital Management, LLC, the general partner and investing advisor to these partnerships. Lawndale Capital Management has only a pro-rata pecuniary interest in the securities with respect to which indirect beneficial ownership is reported and disclaims beneficial ownership in these securities, except to the extent of its pecuniary interest. Mr. Shapiro disclaims beneficial ownership of these shares. Both Lawndale Capital Management and Mr. Shapiro disclaim membership in any group in connection with the ownership of these securities. The address for each of Mr. Shapiro, Lawndale Capital Management LLC, Diamond A. Partners, L.P. and Diamond A. Investors, L.P. is 591 Redwood Highway, Suite 2345, Mill Valley, California 94941.

     (4) Based on information filed on Form 4 dated December 11, 2002. Includes 470,000 shares issuable upon the exercise of options. Mr. Holtz's address is 490 East Route 22, North Barrington, Illinois 60010.

     (5) Based upon information provided in a 13D/A joint filing dated January 13, 2003. Includes 80,443 shares owned directly by Mr. Torchia and 150,000 shares issuable upon the exercise of options held by Mr. Torchia. In addition, includes 195,589 of the 383,508 shares owned by Urban 2000 Corp. Mr. Torchia is the 51% stockholder of Urban 2000 Corp. and disclaims beneficial ownership of all but these 195,589 shares. The address of Urban 2000 Corp. is 10300 West Higgins Road, Suite 105, Rosemont, Illinois 60018.

     (6) Based upon information provided in a 13D/A joint filing dated January 13, 2003. Consists of 600 shares owned directly by Mr. D'Onofrio and 150,000 options owned by Mr. D'Onofrio, which currently are exercisable. In addition, includes 187,919 of the 383,508 shares owned by Urban 2000 Corp. Mr. D'Onofrio is the 49% stockholder of Urban 2000 Corp. and disclaims beneficial ownership of all but these 187,919 shares. The address of Urban 2000 Corp. is 10300 West Higgins Road, Suite 105, Rosemont, Illinois 60018.

     (7) Based upon information filed in Form 4 dated November 12, 2003. Includes 6,000 restricted shares held directly; 228,812 shares held by the Salomon J. Dayan UTD 11/08/78; 4,000 shares held by the children of Dr. Dayan and

          72,000 shares issuable upon the exercise of options. Dr. Dayan's address is 2837 Sheridan Place, Evanston, Illinois 60201.

     (8) Based upon information provided in its Schedule 13G dated February 6, 2004, Dimensional Fund Advisors, Inc. ("DFA"), in its capacity as investment advisor, may be deemed beneficial owner of 307,500 shares of the Company which are owned by numerous investment counseling clients. Of the shares shown above, DFA has sole voting and investment power for 307,500 shares. The address of DFA is 1299 Ocean Avenue, Santa Monica, California 90401.

     (9) Consists of 206,814 shares owned by trusts for which Liliane Dayan acts as trustee, and 62,500 shares issuable upon the exercise of options held by these trusts. Mrs. Dayan has sole voting and investment power for all 269,314 shares. Mr. Dayan is the brother of Dr. Solomon Dayan, who is one of our directors and whose beneficial ownership of our shares is also reflected in the above table. The address of Mr. and Mrs. Dayan is c/o Michael Best and Friedrich LLP, 401 N. Michigan Ave., Suite 1900, Chicago, Illinois 60611.

     (10) Includes 1,275 shares held directly, 750 shares of restricted stock to be issued, and 80,500 shares issuable upon the exercise of options.

     (11) Includes 2,500 shares held directly, 971 shares of restricted stock to be issued, and 57,000 shares issuable upon the exercise of options.

     (12) Includes 40,000 shares of restricted stock.

     (13) Based upon information filed on Form 4 dated November 10, 2003. Includes 6,000 restricted shares directly held; 10,000 shares held directly; 5,000 shares held by Ashley E. Romano UGTMA, with Mr. Romano as custodian; and 5,500 shares subject to options presently exercisable.

     (14) Based upon information filed on Form 4 dated November 10, 2003. Includes 6,000 restricted shares directly held; 14,968 shares held directly and 1,000 shares issuable upon the exercise of options.

     (15) Based upon information filed on Form 4 dated November 10, 2003. Includes 6,000 restricted shares held directly; 1,480 shares held by the 1988 LaFlamme Family Trust dated January 14, 1988 and 1,000 shares issuable upon the exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Dr. Dayan, one of our directors, and parties related to him, have invested approximately $3.1 million in seven joint ventures with us since 1988 on the same terms as all other investors in the joint ventures. In three joint ventures, we guaranteed minimum annual distributions to the partners equal to 10% of their original capital contribution. We also granted these partners the right to convert their joint venture interests into shares of our common stock, under certain conditions. We purchased the limited partners' interests in two of these joint ventures at prices previously agreed to in September 2000 in connection with our partners' approval of the sale of the AmeriHost Inn brand and franchising rights to Cendant Corporation. With regard to the third joint venture, we paid the limited partners a total of $25,000 in January 2003 to extend the deadline for acquiring the limited partners' interests. We then acquired the limited partners' interests in this joint venture for $830,000 in September 2003. The underlying hotels for two of these joint ventures have since been sold. Currently, Dr. Dayan and related parties are no longer investors in any joint venture in which we participate.

Dr. Dayan is also the owner and chairman of the board of directors of the company that owns Pan American Bank. In 2003, a joint venture in which we were a partner repaid its remaining loan from Pan American Bank, totaling approximately $940,000, with proceeds from the sales of the hotel securing this loan. Subsequent to this loan payoff, we have not entered into any transactions with Pan American Bank, and we do not intend to transact any future business with Pan American Bank so long as Dr. Dayan continues to serve as a director and is affiliated with Pan American Bank.

In June 2003, we reimbursed members of the "Committee to Enhance Shareholder Value," for out-of-pocket expenses paid by the committee to third parties in connection with the successful election of Messrs. Fell and Belmonte to our board of directors at our 2002 annual meeting. The total amount reimbursed was approximately $64,000. Messrs. Fell and Belmonte, as members of the committee prior to its dissolution, each received their pro-rata share of this reimbursement. This reimbursement was approved unanimously by all disinterested members of the Company's Board.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered and fees billed for other services rendered by KPMG LLP for the fiscal years ended December 31, 2003 and 2002, respectively:

                       2003       2002
                    ----------  --------
Audit fees          $  219,000  $179,500
Audit-related fees         -0-         0
Tax fees                78,000    87,000
All other fees             -0-         0
                    ----------  --------
                    $  297,000  $266,500
                    ==========  ========

Audit Fees. This category includes fees paid for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of our annual and interim financial statements, including the application of proposed accounting rules and the preparation of an annual "management letter" containing observations and discussions on internal control matters.

Audit-Related Fees. KPMG LLP did not perform any services in this category for us in 2003 or 2002.

Tax Fees. This category consists of professional services rendered by KPMG LLP for tax compliance and tax advice. The services for the fees disclosed under this category include tax advisory services associated with our ongoing business and business ventures.

All Other Fees. KPMG LLP did not perform any services in this category for us in 2003 or 2002.

Our Audit Committee pre-approved all of the services by KPMG LLP.

         PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

         Financial Statements:

The following consolidated financial statements are filed as part of this Report on Form 10-K for the fiscal year ended December 31, 2003.

(a)(1) Financial Statements:

        Independent Auditors' Report..........................................................................     F-1

        Consolidated Balance Sheets at December 31, 2003 and 2002.............................................     F-2

        Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001............     F-4

        Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001..     F-5

        Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001............     F-6

        Notes to Consolidated Financial Statements............................................................     F-8

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

   4.2                     Specimen Common Stock Purchase Warrant for Employees

The following exhibits were included in the Registrant's Proxy Statement for Annual Meeting of Shareholders filed on July 25, 1996, and are incorporated by reference herein:

Exhibit No.                                     Description
-----------                                     -----------
   10.2                    1996 Omnibus Incentive Stock Plan (Annex A)

   10.3                    1996 Stock Option Plan for Nonemployee Directors (Annex B)

The following exhibit was included in the Registrant's Report on Form 10-K filed March 30, 1999:

Exhibit No.                                     Description
-----------                                     -----------
   10.5                    Agreement of Purchase and Sale between PMC Commercial
                           Trust and Arlington Hospitality, Inc. (formerly
                           Amerihost Properties, Inc.), including exhibits
                           thereto

The following exhibits were included in the Registrant's Report on Form 10-Q filed November 7, 2000:

Exhibit No.                                     Description
-----------                                     -----------
   10.10                   Asset Purchase Agreement between Arlington
                           Hospitality, Inc. and AmeriHost Inn Franchising
                           Systems, Inc. (a subsidiary of Cendant Corporation)
   10.11                   Royalty Sharing Agreement between Arlington
                           Hospitality, Inc. and AmeriHost Inn Franchising
                           Systems, Inc. (a subsidiary of Cendant Corporation)
   10.12                   Development Agreement between Arlington Hospitality,
                           Inc. and AmeriHost Inn Franchising Systems, Inc. (a
                           subsidiary of Cendant Corporation)

The following exhibits were included in the Registrant's Report on Form 10-Q filed November 14, 2002:

Exhibit No.                                     Description
-----------                                     -----------
   10.7                    Form of Indemnification Agreement executed by
                           independent directors

The following exhibits were included in the Registrant's Report on Form 8-K filed December 19, 2002:

Exhibit No.                                     Description
-----------                                     -----------
   10.13                   Employment agreement between Arlington Hospitality,
                           Inc. and Jerry H. Herman dated December 19, 2002

The following exhibit was included in the Registrant's Report on Form 10-K filed March 31, 2003:

Exhibit No.                                     Description
-----------                                     -----------
   10.14                   Line of credit agreement with LaSalle Bank, NA

The following exhibits were included in the Registrant's Proxy Statement for Annual Meeting of Shareholders filed on September 26, 2003, and are incorporated by reference herein:

Exhibit No.                                     Description
-----------                                     -----------
   3.2                     Seventh Certificate of Amendment of Restated
                           Certificate of Incorporation of Arlington
                           Hospitality, Inc., attached as exhibit F
   3.3                     Eighth Certificate of Amendment of Restated
                           Certificate of Incorporation of Arlington
                           Hospitality, Inc., attached as exhibit G
   10.15                   2003 Non-Employee Director Restricted Stock Plan,
                           attached as exhibit D
   10.16                   2003 Long Term Incentive Plan, attached as exhibit E

The following exhibits were included in the Registrant's Report on Form 10-Q filed November 14, 2003:

Exhibit No.                                     Description
-----------                                     -----------
   3.4                     By-laws of Arlington Hospitality, Inc. as revised on
                           September 8, 2003
   3.5                     Amendment to By-laws of Arlington Hospitality, Inc.
                           dated September 8, 2003

   10.17                   Employment agreement between Arlington Hospitality,
                           Inc. and Stephen Miller dated July 25, 2003
   10.18                   Amendment to employment agreement between Arlington
                           Hospitality, Inc. and Stephen Miller dated September
                           10, 2003
   10.19                   Employment agreement between Arlington Hospitality,
                           Inc. and James B. Dale dated January 12, 2001 and
                           Amendment No. 1 thereto dated October 29, 2001.
   10.20 Supplemental retention and performance agreement between Arlington Hospitality, Inc. and James B. Dale dated December 1, 2002
   10.21                   Employment agreement between Arlington Hospitality,
                           Inc. and Richard A. Gerhart dated July 1, 2002
   10.22 Supplemental retention and performance agreement between Arlington Hospitality, Inc. and Richard A.
                           Gerhart dated December 1, 2002

The following exhibits are included in this Report on Form 10-K filed March 30, 2004:

Exhibit No.                                     Description
-----------                                     -----------
   10.23                   Amended and Restated Master Lease Agreement dated
                           January 24, 2001 between Arlington Hospitality, Inc.
                           and PMC Commercial Trust
   10.24                   Amended and Restate Loan and Security Agreement dated
                           April 30, 2003 between Arlington Hospitality, Inc.
                           and LaSalle Bank N.A.
   21.1                    Subsidiaries of the Registrant
   23.1                    Consent of KPMG LLP
   31.1                    Certification of Chief Executive Officer Pursuant to
                           SEC Rules 13a-15(e) and 15d-15(e), as adopted
                           pursuant to Section 302 of the Sarbanes-Oxley Act of
                           2002
   31.2                    Certification of Chief Financial Officer Pursuant to
                           SEC Rules 13a-15(e) and 15(d)-15(e), as adopted
                           pursuant to Section 302 of the Sarbanes-Oxley Act of
                           2002
   32.1                    Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002
   32.2                    Certification of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K:

The Company filed the following reports on Form 8-K during the three months ended December 31, 2003:

   Date Filed                          Description
   ----------                          -----------
October 30, 2003           Press Release announcing results of the annual
                           shareholder meeting
November 17, 2003          Press release announcing operating results for the
                           three and nine months ended September 30, 2003
December 4, 2003           Press release announcing completion of
                           reverse/forward stock split
December 19, 2003          Press release announcing November 2003 results and
                           hotel sales and development activity

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

                                        ARLINGTON HOSPITALITY, INC.

                                        By: /s/ Jerry H. Herman
                                            ------------------------------------
                                            Jerry H. Herman
                                            Chief Executive Officer

                                        By: /s/ James B. Dale
                                            ------------------------------------
                                            James B. Dale
                                            Chief Financial Officer

                                        By: /s/ Keith P. Morris
                                            ------------------------------------
                                            Vice President Finance
                                            Chief Accounting Officer

              March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jerry H. Herman                         /s/ Kenneth M. Fell
-------------------------------------       ------------------------------------
Jerry H. Herman, Director                   Kenneth M. Fell, Chairman
March 30, 2004                              March 30, 2004

/s/ Andrew E. Shapiro                       /s/ Gerald T. LaFlamme
-------------------------------------       ------------------------------------
Andrew E. Shapiro, Vice-Chairman            Gerald T. LaFlamme, Director
March 30, 2004                              March 30, 2004

/s/ Steven J. Belmonte                      /s/ Thomas J. Romano
-------------------------------------       ------------------------------------
Steven J. Belmonte, Director                Thomas J. Romano, Director
March 30, 2004                              March 30, 2004

/s/ Salomon J. Dayan
-------------------------------------
Salomon J. Dayan, Director
March 30, 2004

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Arlington Hospitality, Inc.

We have audited the accompanying consolidated balance sheets of Arlington Hospitality, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arlington Hospitality, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                                             KPMG LLP

Chicago, Illinois
March 26, 2004

                 See notes to consolidated financial statements

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31,   December 31,
                                                                       2003           2002
                                                                   ------------   ------------
                          ASSETS
Current assets:
    Cash and cash equivalents                                      $  3,623,550   $  3,969,515
    Accounts receivable, less an allowance of $76,500 and
       $150,000 at December 31, 2003 and 2002 (including
       approximately $382,000 and $166,000 from related parties)      1,289,492      2,064,463
    Notes receivable, current portion (Note 2)                          146,000        100,000
    Prepaid expenses and other current assets                         1,142,032        975,432
    Refundable income taxes                                             975,316      1,574,776
    Costs and estimated earnings in excess of billings on
       uncompleted contracts (Note 3)                                 1,232,481      1,479,101
    Assets held for sale - other brands                              10,603,160              -
    Assets held for sale - AmeriHost Inn hotels                      28,162,442              -
                                                                   ------------   ------------

Total current assets                                                 47,174,473     10,163,287
                                                                   ------------   ------------

Investments in and advances to unconsolidated hotel joint
    ventures (Note 4)                                                 3,309,344      4,291,504
                                                                   ------------   ------------

Property and equipment (Notes 6 and 7):
    Land                                                              5,735,489     13,418,378
    Buildings                                                        31,174,776     76,849,071
    Furniture, fixtures and equipment                                13,176,842     26,553,701
    Construction in progress                                            312,925      6,447,039
    Leasehold improvements                                            2,396,689      2,760,906
                                                                   ------------   ------------
                                                                     52,796,721    126,029,095

    Less accumulated depreciation and amortization                   13,242,842     26,417,755
                                                                   ------------   ------------
                                                                     39,553,879     99,611,340
                                                                   ------------   ------------

Notes receivable, less current portion (Note 2)                         867,500        782,083

Deferred income taxes (Note 9)                                        6,071,000      2,427,000
Other assets, net of accumulated amortization of
    approximately $1,259,000 and $1,035,000 (Note 5)                  2,737,217      2,658,500
                                                                   ------------   ------------
                                                                      9,675,717      5,867,583

                                                                   ------------   ------------
                                                                   $ 99,713,413   $119,933,714
                                                                   ============   ============

                 See notes to consolidated financial statements

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            December 31,    December 31,
                                                                                2003            2002
                                                                            ------------    ------------
           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                        $  2,768,402    $  3,965,028
    Bank line-of-credit (Note 6)                                               3,850,000       6,384,287
    Accrued payroll and related expenses                                         393,815         827,353
    Accrued real estate and other taxes                                        1,980,015       1,969,297
    Other accrued expenses and current liabilities                             1,407,511       1,974,350
    Current portion of long-term debt (Note 7)                                 1,195,050       4,038,301
    Liabilities of assets held for sale - other brands                         9,585,492               -
    Liabilities of assets held for sale - AmeriHost Inns                      28,540,561
                                                                            ------------    ------------

         Total current liabilities                                            49,720,846      19,158,616
                                                                            ------------    ------------

Long-term debt, net of current portion (Note 7)                               26,513,398      72,203,688
                                                                            ------------    ------------

Deferred income (Note 14)                                                     11,361,927      10,867,418
                                                                            ------------    ------------
Commitments and contingencies (Notes 4, 6, 7, 8 and 14)

Minority interests                                                               329,819         333,888
                                                                            ------------    ------------

Shareholders' equity (Notes 1 and 8):
    Preferred stock, no par value; authorized 100,000 shares; none issued              -               -
    Common stock, $.005 par value; authorized 25,000,000 shares;
       issued and outstanding 4,994,956 shares at December 31,
       2003, and 4,962,817 shares at December 31, 2002                            24,975          24,814
    Additional paid-in capital                                                13,220,302      13,184,564
    Retained earnings (deficit)                                               (1,020,979)      4,597,601
                                                                            ------------    ------------
                                                                              12,224,298      17,806,979
    Less:
         Stock subscriptions receivable (Note 8)                                (436,875)       (436,875)
                                                                            ------------    ------------
                                                                              11,787,423      17,370,104
                                                                            ------------    ------------
                                                                            $ 99,713,413    $ 119,933,71
                                                                            ============    ============

                 See notes to consolidated financial statements

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                               2003            2002            2001
                                                           ------------    ------------    ------------
Revenue (Note 10):
    Hotel operations:
         AmeriHost Inn hotels                              $ 39,823,522    $ 43,216,506    $ 45,081,431
         Other hotels                                         1,639,306       2,274,089       2,271,675
    Development and construction                              4,196,878       7,180,222       1,724,249
    Hotel sales and commissions                              22,831,102      10,017,080      12,922,459
    Management services                                         445,862         957,801       1,066,645
    Employee leasing                                          1,858,103       3,267,491       4,678,189
    Incentive and royalty sharing (Note 16)                     972,219         588,938         209,633
    Office building rental and other                            749,782         669,769         169,612
                                                           ------------    ------------    ------------
                                                             72,516,774      68,171,896      68,123,893
                                                           ------------    ------------    ------------
Operating costs and expenses:
    Hotel operations:
         AmeriHost Inn hotels                                30,624,701      31,570,220      32,919,678
         Other hotels                                         1,855,957       2,144,693       1,881,594
    Development and construction                              4,739,296       7,205,328       1,479,947
    Hotel sales and commissions                              19,328,404       8,159,459       9,621,536
    Management services                                         280,383         714,648         716,802
    Employee leasing                                          1,798,714       3,208,708       4,564,508
    Office building rental and other                            214,232          56,757           2,958
                                                           ------------    ------------    ------------
                                                             58,841,687      53,059,813      51,187,023
                                                           ------------    ------------    ------------
                                                             13,675,087      15,112,083      16,936,870
    Depreciation and amortization                             3,602,049       4,338,641       3,899,476
    Leasehold rents - hotels (Note 14)                        5,033,210       5,112,019       5,832,750
    Corporate general and administrative                      2,419,485       2,198,640       1,907,742
    Impairment provision (Note 1)                             5,069,781         542,019               -
                                                           ------------    ------------    ------------
Operating income (loss)                                      (2,449,438)      2,920,764       5,296,902

Other income (expense):
    Interest expense                                         (4,087,120)     (4,762,527)     (4,611,926)
    Interest income                                             467,538         489,747         821,839
    Other income (loss)                                         (62,928)        329,959         126,880
    Gain on sale of fixed assets (Notes 16)                     400,000         727,076       1,286,338
    Equity in net income and (losses) from
      unconsolidated joint ventures                            (724,575)       (412,094)       (925,654)
                                                           ------------    ------------    ------------
Income (loss) before minority interests and income taxes     (6,456,523)       (707,074)      1,994,379

Minority interests in operations of consolidated
    subsidiaries and partnerships                              (162,304)       (121,088)       (264,829)
                                                           ------------    ------------    ------------

Income (loss) before income taxes                            (6,618,827)       (828,162)      1,729,550

    Income tax benefit (expense) (Note 9)                     2,456,000         172,000        (759,000)
                                                           ------------    ------------    ------------
Net income (loss) from continuing operations                 (4,162,827)       (656,162)        970,550

Discontinued operations, net of tax (Note 13)                (1,455,753)     (1,053,770)       (215,450)
                                                           ------------    ------------    ------------
Net income (loss)                                          $ (5,618,580)   $ (1,709,932)   $    755,100
                                                           ============    ============    ============

Net income (loss) from continuing operations per share:
    Basic                                                  $      (0.83)   $      (0.13)   $       0.19
    Diluted                                                $      (0.83)   $      (0.13)   $       0.17
Net income (loss) per share:

    Basic                                                  $      (1.12)   $      (0.34)   $       0.15
    Diluted                                                $      (1.12)   $      (0.34)   $       0.13

                 See notes to consolidated financial statements

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                                            Stock
                                                                                                          subscrip-
                                                         Common stock       Additional      Retained        tions         Total
                                                    ---------------------     paid-in       earnings     and notes    shareholders'
                                                       Shares     Amount      capital       (deficit)    receivable       equity
                                                    -----------  --------  -------------  ------------   -----------  -------------
BALANCE AT JANUARY 1, 2001                           4,979,244   $24,896   $ 13,125,324   $  5,552,433   $ (436,875)  $ 18,265,778

  Acquisition of common stock (Note 8)                 (26,100)     (131)       (84,984)             -            -        (85,115)
  Shares and options issued for compensation             4,937        25        130,811              -            -        130,836
  Net income for the year ended December 31, 2001            -         -              -        755,100            -        755,100

                                                    ----------   -------   ------------   ------------   ----------   ------------
BALANCE AT DECEMBER 31, 2001                         4,958,081   $24,790   $ 13,171,151   $  6,307,533   $ (436,875)  $ 19,066,599

  Acquisition of common stock (Note 8)                    (100)        -           (310)             -            -           (310)
  Shares and options issued for compensation             4,836        24         13,723              -            -         13,747
  Net loss for the year ended December 31, 2002                                             (1,709,932)           -     (1,709,932)

                                                    ----------   -------   ------------   ------------   ----------   ------------
BALANCE AT DECEMBER 31, 2002                         4,962,817   $24,814   $ 13,184,564   $  4,597,601   $ (436,875)  $ 17,370,104

  Acquisition of common stock (Note 8)                 (36,840)     (184)      (122,254)             -            -       (122,438)
  Shares and Options issued for compensation           102,311       512        285,487              -            -        285,999
  Stock redemption (Note 8)                            (33,332)     (167)      (127,495)             -            -       (127,662)
  Net loss for the year ended December 31, 2003              -         -              -     (5,618,580)           -     (5,618,580)

                                                    ----------   -------   ------------   ------------   ----------   ------------

BALANCE AT DECEMBER 31, 2003                         4,994,956   $24,975   $ 13,220,302   $ (1,020,979)  $ (436,875)  $ 11,787,423
                                                    ==========   =======   ============   ============   ==========   ============

                 See notes to consolidated financial statements.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                               2003              2002             2001
                                                           -------------    -------------    -------------
Cash flows from operating activities:

    Cash received from customers                           $ 75,726,970       77,501,677       78,329,783
    Cash paid to suppliers and employees                    (51,339,097)     (57,969,651)     (58,192,786)
    Interest received                                           425,241          551,838          870,945
    Interest paid                                            (4,830,621)      (5,516,449)      (5,194,741)
    Income taxes paid                                           383,460         (236,446)        (305,750)

                                                           ------------     ------------     ------------
Net cash provided by operating activities                    20,365,953       14,330,969       15,507,451
                                                           ------------     ------------     ------------

Cash flows from investing activities:

    Distributions, and collections on advances,
         from affiliates                                        570,219        3,020,396        1,183,012
    Purchase of property and equipment                       (7,087,994)     (18,582,826)     (25,399,733)
    Purchase of investments in, and advances
         to, minority-owned affiliates                       (1,391,407)      (2,142,492)      (2,687,328)
    Acquisitions of partnership interests,
         net of cash acquired                                  (777,237)        (796,786)        (804,613)
    Collection on notes receivable                             (131,417)         (15,362)         201,332
    Proceeds from sale of assets and franchising rights       2,804,497        1,443,701          402,500

                                                           ------------     ------------     ------------
Net cash used in investing activities                        (6,013,339)     (17,073,369)     (27,104,830)
                                                           ------------     ------------     ------------

Cash flows from financing activities:

    Proceeds from issuance of long-term debt                  6,888,098       13,016,749       20,612,595
    Principal payments on long-term debt                    (19,095,114)     (10,440,190)      (9,206,128)
    Net (repayments) borrowings of line of credit            (2,534,287)        (409,415)       3,385,569
    Distributions to minority interests                         (90,255)        (203,075)         (90,255)
    Common stock repurchases                                   (144,346)            (310)         (85,115)
    Issuance of Common Stock                                    277,325                -                -

                                                           ------------     ------------     ------------

Net cash provided by (used in) financing activities         (14,698,579)       1,963,759       14,616,666

                                                           ------------     ------------     ------------
Net increase (decrease) in cash and cash equivalents           (345,965)        (778,641)       3,019,287

Cash and cash equivalents, beginning of year                  3,969,515        4,748,156        1,728,869

                                                           ------------     ------------     ------------
Cash and cash equivalents, end of year                     $  3,623,550     $  3,969,515     $  4,748,156
                                                           ============     ============     ============

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                       2003                   2002                   2001
                                                                   ------------           ------------           ------------
Reconciliation of net income (loss) to net cash provided
    by operating activities:

Net income (loss)                                                  $ (5,618,580)          $ (1,709,932)          $    755,100
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:

    Depreciation and amortization                                     4,412,112              5,516,302              4,676,069
    Equity in net (income) loss and interest income from
         unconsolidated joint ventures and amortization
         of deferred income                                             553,602                230,402              1,174,630
    Minority interests in operations of consolidated
         subsidiaries and partnerships                                   86,186                 80,331                343,437
    Bad debt expense                                                    (73,500)                15,000                 50,000
    Issuance of common stock and common stock options                     8,675                 13,747                130,836
    Gain on sale of assets and franchising rights                      (337,856)              (727,076)            (1,286,338)
    Deferred income taxes                                            (3,644,000)               235,000                740,000
    Amortization of deferred gain                                    (1,358,105)            (1,079,047)              (966,232)
    Proceeds from sale of hotels                                     22,831,102              9,865,111             11,511,336
    Income from sale of hotels                                       (3,479,500)            (1,705,651)            (2,189,256)
    Provision for impairment                                          5,963,218                642,019                      -
    Other                                                                     -               (298,022)                     -
    Changes in assets and liabilities, net of effects
         of acquisitions:

         Decrease in accounts receivable                                819,033                 68,101                255,675
         (Increase) decrease in prepaid expenses and
           other current assets                                        (242,985)                88,369                 99,344
         Decrease (increase) in refundable income taxes                 599,460             (1,276,446)              (430,750)
         Decrease (increase) in costs and estimated
           earnings in excess of billings                               246,620               (399,964)              (703,357)
         Increase in other assets                                      (807,854)              (331,689)              (413,336)

         (Decrease) increase in accounts payable                       (982,699)             1,473,684                 23,530
         (Decrease) increase in accrued payroll and other
           accrued expenses and current liabilities                    (732,493)             1,552,416                165,246
         Decrease in accrued interest                                   (21,026)                (1,684)               (41,151)
         Increase in deferred income                                  2,144,543              2,079,998              1,612,668

                                                                   ------------           ------------           ------------
Net cash provided by operating activities                          $ 20,365,953           $ 14,330,969           $ 15,507,451
                                                                   ============           ============           ============

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Organization and business:

     Arlington Hospitality, Inc. was incorporated under the laws of Delaware on September 19, 1984. Arlington Hospitality, Inc. also acts through its wholly-owned subsidiaries which have been formed since 1984 under the laws of several states (Arlington Hospitality, Inc. and its subsidiaries, collectively, where appropriate, the "Company"). The Company is engaged in the development and construction of limited service hotels, without food and beverage facilities, as well as the ownership, operation, management and sale of these hotels. During the past several years, the Company has focused almost exclusively on AmeriHost Inn hotels, with limited ownership and operation of other branded hotels. The AmeriHost Inn brand is used by the Company to provide for the consistent, cost-effective development and operation of mid-price hotels in various markets. To date, all of the Company's AmeriHost Inn hotels have been developed and constructed using a two- or three-story prototype, featuring 60 to 120 rooms, interior corridors and an indoor pool area and generally have been located in smaller town markets, and to a lesser extent, secondary markets. The Company intends to focus its new AmeriHost Inn development on larger, secondary markets, and has designed a larger, three-story AmeriHost Inn & Suites prototype with more public space and certain other enhancements for this purpose.

     The Company's operations are seasonal by nature. The Company's hotel operations and sales revenues are generally greater in the second and third calendar quarters than in the first and fourth calendar quarters, due to weather conditions in the markets in which the Company's hotels are located, as well as general business and leisure travel trends.

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

     The Company records an AmeriHost Inn hotel sale price as operating revenue and the net cost basis of the AmeriHost Inn hotel asset as operating expense, when the sale is consummated, as part of the ongoing operational activity of the Company.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

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

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

     1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     The Company recognizes employee-leasing revenue when it staffs hotels and performs related services for unrelated third parties and unconsolidated joint ventures. Employee leasing revenues are generally computed as the actual payroll costs, plus an administrative fee, in accordance with the terms of the individual written staffing agreements. The Company recognizes the employee leasing revenue in the employee leasing segment as the related payroll cost is incurred.

     The franchisor of the AmeriHost Inn brand, Cendant Corporation ("Cendant"), has agreed to pay the Company a development incentive fee every time the Company sells one of its existing AmeriHost Inn hotels, or one it develops and sells, to a buyer who executes an AmeriHost Inn franchise agreement with the franchisor (see "Deferred income" below). The franchisor of the AmeriHost Inn brand has agreed to pay the Company a portion of all royalty fees received from all of its AmeriHost Inn franchisees through September 2025. Generally, the royalty fees from each franchisee are based upon a percentage of guest room revenue. The Company includes the amortization of the deferred development incentive fees and the royalty sharing fees as incentive and royalty sharing fee revenue in the accompanying consolidated financial statements.

     The Company owns the building in which its headquarters is located and leases a portion of the office space to third-party tenants under lease terms that expire from 2004 through 2009. Rental revenue is recognized monthly in accordance with the terms of the leases, including charges for common area expenses and real estate taxes.

     Cash equivalents:

     The Company considers all investments with an initial maturity of three months or less to be cash equivalents.

     Concentrations of credit risk:

     Financial instruments which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments, accounts receivable and notes receivable. The Company invests temporary cash balances in financial instruments of highly rated financial institutions generally with maturities of less than three months.

     Fair values of financial instruments:

     The carrying values reflected in the consolidated balance sheets at December 31, 2003 and 2002, reasonably approximate the fair values for cash and cash equivalents, accounts and contracts receivable and payable, and variable rate long-term debt. The carrying value of the notes receivable approximate their fair values based upon the estimated fair value of the underlying collateral (Note 2). The Company estimates that the fair value of its long-term debt at December 31, 2003, approximates the carrying value considering the property specific nature of the notes. In making such assessments, the Company considered the current rate at which the Company could borrow funds with similar remaining maturities.

     Investments:

     Investments in entities in which the Company has a non-majority, non-controlling ownership interest are accounted for using the equity method, under which method the original investment is increased (decreased) for the Company's share of the joint venture's net income (loss), increased by contributions made and reduced by distributions received.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

     1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Property and equipment:

     Property and equipment are stated at cost. Repairs and maintenance are charged to expense as incurred, and renewals and betterments are capitalized. Depreciation is being provided for assets placed in service, principally by use of the straight-line method over their estimated useful lives. Leasehold improvements are being amortized by use of the straight-line method over the term of the lease. Construction period interest of approximately $57,000, $287,000 and $337,000 was capitalized in 2003, 2002 and 2001, respectively, and is included in property and equipment.

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

     Deferred income:

     Deferred income includes the gain from the sale of 21 hotels in 1998 and 1999, which were simultaneously leased-back (Note 14). This gain is being recognized on a straight-line basis over the 15-year term of the lease, as amended, as an adjustment to leasehold rent expense.

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

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

     1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Income taxes:

     Deferred income taxes are provided on the differences in the bases of the Company's assets and liabilities, as determined for tax and financial reporting purposes, and relate principally to hotel impairment charges, depreciation of property and equipment and deferred income. The deferred income tax balance at December 31, 2003 also includes a net operating loss carry forward of approximately $5.2 million expiring in 2024.

     Earnings per share:

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

     The calculation of basic and diluted earnings per share for each of the three years ended December 31, is as follows:

                                                         2003              2002              2001
                                                    -------------     -------------     -------------
Net income (loss) before discontinued operations    $  (4,162,827)    $    (656,162)    $     970,550

Discontinued operations, net of tax                    (1,455,753)       (1,053,770)         (215,450)
                                                    -------------     -------------     -------------

Net income (loss)                                      (5,618,580)       (1,709,932)          755,100

Impact of convertible partnership interests                     -                 -           (78,178)
                                                    -------------     -------------     -------------
Net income (loss) available to common
    shareholders - diluted                          $  (5,618,580)    $  (1,709,932)    $     676,922

Weighted average common shares outstanding              5,011,572         4,958,438         4,974,821
Dilutive effect of:
   Stock options                                                -                 -            38,650
   Convertible partnership interests                            -                 -           168,100

                                                    -------------     -------------     -------------
Dilutive common shares outstanding                      5,011,572         4,958,438         5,181,571
                                                    =============     =============     =============

Net income (loss) per share - Basic:
   From continuing operations                               (0.83)            (0.13)             0.19
   From discontinued operations                             (0.29)            (0.21)            (0.04)
                                                    -------------     -------------     -------------
                                                    $       (1.12)    $       (0.34)    $        0.15
                                                    =============     =============     =============

Net income (loss) per share - Diluted:
   From continuing operations                               (0.83)            (0.13)             0.17
   From discontinued operations                             (0.29)            (0.21)            (0.04)
                                                    -------------     -------------     -------------
                                                    $       (1.12)    $       (0.34)    $        0.13
                                                    =============     =============     =============

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

     Advertising:

     The costs of advertising, promotion and marketing programs are charged to operations in the year incurred. These costs were approximately $1,117,000, $1,411,000 and $1,389,000 for the years ended December 31, 2003, 2002 and
     2001.

     Use of estimates:

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

     Reclassifications

     Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported net income or total shareholders' equity.

     Long-lived assets and impairment:

     On January 1, 2002, the Company adopted SFAS 144, "Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for Long-Lived assets (SFAS
     144)". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. SFAS 144 requires a long-lived asset to be sold to be classified as "held for sale" in the period in which certain criteria are met, including that the sale of the asset within one year is probable. SFAS 144 also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from the Company's ongoing operations.

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

     In July 2003, the Company implemented a plan to sell approximately 25 to 30 hotels over a period of two years. In connection with the implementation of the plan to sell hotels, the Company has recorded a $6.0 million non-cash impairment charge during 2003, related to 18 of the hotels targeted for sale as a result of current market conditions and the change in holding periods of the properties. Approximately $909,000 of the non-cash impairment charges relates to three consolidated non-AmeriHost Inn hotels anticipated to be sold, and has been included in "discontinued operations" (Note 13). The non-cash impairment charge represents an adjustment to reduce the carrying value of certain hotel assets to the estimated sales prices, net of estimated costs to sell.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

     As a result of the implementation of this plan for hotel dispositions, the hotel assets identified for sale, which are being actively marketed and expected to be sold within a twelve month period, have been classified as "held for sale" on the accompanying consolidated balance sheet as of December 31, 2003. Accordingly, the debt that is expected to be paid off (Note 12) as a result of these hotel sales has been classified as current liabilities in the accompanying consolidated financial statements. The results of the operations of business components which have been disposed of or classified as "held for sale" are to be reported as discontinued operations if such operations and cash flow have been or will be eliminated from the Company's ongoing operations. Accordingly, the disposition of non-AmeriHost Inn hotels have been treated as discontinued operations (Note
     13). However, the disposition of AmeriHost Inn hotels, although classified as "held for sale" on the accompanying consolidated balance sheet, have not been treated as discontinued operations due to the ongoing royalty fees to be earned by the Company after their disposition. In addition, in accordance with this literature, we have ceased depreciating the hotel assets that have been classified as "held for sale".

     If the Company determines that a property is no longer held for sale, or if a property does not sell after a certain period of time, under certain conditions, a depreciation expense adjustment may be recorded at that time, up to the amount of depreciation that would have been recorded during the period that the asset was classified as "held for sale." During the fourth quarter of 2003, two AmeriHost Inn hotels previously classified as "held for sale" were reclassified back to operating assets since the Company was no longer actively marketing these properties for sale. In accordance with SFAS 144, depreciation was recorded through December 31, 2003, as if the hotels were never classified as "held for sale".

     Stock-based compensation

     Prior to 2003, the Company applied Accounting Principles Bulletin ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the intrinsic method, of accounting for options granted to employees. Accordingly, no compensation costs were recognized for stock options granted, when the exercise price was equal to the market value of the underlying stock on the date of grant. During the second quarter of 2003, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" prospectively, with an effective date of January 1, 2003. Under SFAS No. 123, the Company records the fair value of any stock based award as compensation expense as of the date the award is granted.

     On August 13, 2003, the 1996 Non-Employee Director Stock Option Plan was terminated. At December 31, 2003, options to purchase 27,000 shares of common stock issued under this plan, were outstanding. On October 29, 2003, the shareholders approved the Non-Employee Director Restricted Stock Plan. This plan provides for the issuance of restricted common stock to non-employee directors as part of their overall compensation. A total of 200,000 restricted shares of common stock can be issued under the plan. On November 10, 2003, the Company granted 40,500 shares of restricted common stock to the directors pursuant to the plan, of which 75% vested immediately, as these shares related to services performed during the first three quarters of 2003, and 25% vested on December 31, 2003. The Company expensed approximately $156,000 in the fourth quarter of 2003 in connection with these restricted stock grants.

     On October 29, 2003, the Company's 1996 Omnibus Incentive Stock Plan was terminated. At December 31, 2003, options to purchase 300,500 shares of common stock issued under this plan, were outstanding. Also, on October 29, 2003, the shareholders approved the 2003 Long-Term Incentive Plan ("LTIP") for key employees. The LTIP provides for the issuance of stock based awards to key employees as part of their overall compensation. A total of 550,000 restricted shares of common stock, stock options, or other stock based awards can be issued under the plan. To date, total of 2,718 restricted shares of common stock have been granted pursuant to this plan

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

     From 1992 to 2002, the Company granted to various current and former key employees and directors, non-qualified options to purchase shares of common stock with exercise prices ranging from $3.25 to $6.50 per share. The exercise price is the market price on the date of grant. At December 31, 2003, options to purchase 1,041,833 shares of common stock were outstanding. These options are currently exercisable and expire through September 2012.

     In 1997, the Company granted to two then officers, options to purchase 65,625 shares of common stock with an exercise price of $1.53 per share. These options currently are exercisable and expire in February 2007.

     As part of his initial employment with the Company on January 7, 2003, the Chief Executive Officer was granted a 60-day option to purchase 75,000 shares of restricted stock using an upward exercise price reset formula to the greater of a floor price, the price on the date of his start date or, with respect to options not yet exercised on the 1 month anniversary of his start date, the fair market value of the Company's shares on that date. These options were considered to be two successively granted 30-day options. Prior to his one-month anniversary in 2003, the Chief Executive Officer exercised 40,000 of the options that were issued at a total price of approximately $126,000. The exercise price of the remaining 35,000 options was reset upward on his one-month anniversary and expired without exercise. The fair value of this right to purchase restricted stock was nominal, and was recorded as compensation expense pursuant to the transition rules of FASB Statement No. 148.

     As part of his initial employment with the Company on August 18, 2003, an Executive was granted successive 30-day options to purchase 25,000 shares of restricted stock using a price formula that reset to the greater of a floor price, the price on the date of his start date or, with respect to options not yet exercised on the one month anniversary of his start date, the fair market value of our shares on that date. These options went unexercised during both 30-day periods. The fair value of these rights to purchase restricted stock was nominal, and was recorded as compensation expense during the third quarter of 2003. This option expired on October 18, 2003, without exercise.

     The following table summarizes the employee stock options granted, exercised and outstanding:

                                                            Weighted Average
                                                   Shares    Exercise Price
                                                   ------    --------------
Options outstanding January 1, 2001              1,764,558       4.39
      Forfeitures                                  (16,000)      3.23
      Options granted                              201,500       3.34
                                                 ---------      -----
Options outstanding December 31, 2001            1,950,058       4.29
      Forfeitures                                 (140,500)      2.84
      Exercised                                   (100,000)      2.48
      Options granted                              213,000       2.85
                                                 ---------      -----
Options outstanding December 31, 2002            1,922,558       4.33
      Forfeitures                                 (527,100)      4.55
      Exercised                                    (85,500)      3.24
      Options granted                              125,000       3.33

                                                 ---------      =====
Options outstanding and exercisable as of
December 31, 2003                                1,434,958      $4.23
                                                 =========      =====

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

     1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     The weighted-average grant-date fair value of stock options granted to employees prior to January 1, 2003, the effective date of the Company's adoption of Statement of Financial Accounting Standards No. 123 (SFAS No.
     123), and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model, and the pro forma effect on earnings of the fair value accounting for employee stock options under SFAS No. 123 are as follows:

                                                  2003             2002              2001
                                              -------------    -------------     -------------
Grant-date fair value per share:
     Options issued at market                 $           -    $        1.16     $        2.04
Weighted average exercise prices:
     Options issued at market                 $           -    $        2.85     $        3.34

Significant assumptions (weighted-average):
     Risk-free interest rate at grant date              n/a             3.39%             5.19%
     Expected stock price volatility                    n/a             0.43              0.53
     Expected dividend payout                           n/a              n/a               n/a
     Expected option life (years) (a)                   n/a             4.62              7.91

Net income (loss):
     As reported                              $  (5,618,580)   $  (1,709,932)    $     755,100
     Stock-based employee compensation,
       expense, net of tax                    $     (47,771)   $    (126,182)    $    (197,032)
     Pro forma                                $  (5,666,351)   $  (1,836,114)    $     558,068

Net income (loss) per share - Basic:
     As reported                              $       (1.12)   $       (0.34)    $        0.15
     Pro forma                                $       (1.13)   $       (0.37)    $        0.11
Net income (loss) per share - Diluted:
     As reported                              $       (1.12)   $       (0.34)    $        0.13
     Pro forma                                $       (1.13)   $       (0.37)    $        0.09

(a) The expected option life considers historical option exercise patterns and future changes to those exercise patterns anticipated at the date of grant.

     The following table summarizes information about employee stock options outstanding at December 31, 2003:

                                       Options Outstanding                         Options Exercisable
                       -------------------------------------------------     ---------------------------------
                                           Weighted
                                            Average          Weighted                              Weighted
   Range of              Number            Remaining          Average          Number               Average
Exercise Prices        Outstanding     Contractual Life   Exercise Price     Exercisable        Exercise Price
---------------        -----------     ----------------   --------------     -----------        --------------
$1.53 to 3.56             842,625         3.00 Years          $3.35            842,625              $3.35
$3.74 to 4.38             229,000         2.99                 4.00            229,000               4.00
$6.31 to 7.81             363,333         3.18                 6.43            363,333               6.43
-------------           ---------         ----------          -----          ---------              -----
$1.53 to 7.81           1,434,958         3.04                $4.23          1,434,958              $4.23
=============           =========         ==========          =====          =========              =====

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

     2. NOTES RECEIVABLE:

                                                 2003         2002
                                              ----------   ----------
Notes receivable consist of:

     Hotel sale related notes                 $  996,000   $  850,000
     Other notes                                  17,500       32,083
                                              ----------   ----------
                                               1,103,500      882,083
        Less current portion                     146,000      100,000
                                              ----------   ----------
     Notes receivable, less current portion   $  867,500   $  782,083
                                              ==========   ==========

     Notes receivable at December 31, 2003, consists primarily of notes received in connection with the sale of hotels. The notes provide for the monthly payment of interest only at rates ranging from 7.0% to 9.0% and mature through December 31, 2021. Certain of the notes are collateralized by the related hotel or other tangible assets.

     3. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED
     CONTRACTS:

     Information regarding contracts-in-progress is as follows at December 31, 2003 and 2002:

                                               2003         2002
                                            ----------   ----------
Costs incurred on uncompleted contracts     $2,159,650   $1,606,580
Estimated earnings                             487,808      643,215
                                            ----------   ----------
                                             2,647,458    2,249,795

Less billings to date                        1,414,977      770,694
                                            ----------   ----------
Costs and estimated earnings in excess of
   billings on uncompleted contracts        $1,232,481   $1,479,101
                                            ==========   ==========

     Costs and estimated earnings in excess of billings on uncompleted contracts includes $1,216,666 and $1,348,565 as of December 31, 2003 and 2002, from joint ventures in which the Company has a minority ownership interest (Note
     10).

     4. INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED HOTEL JOINT VENTURES:

     The Company has non-controlling ownership interests, ranging from 1.0% to 50.0%, in general partnerships, limited partnerships and limited liability companies formed for the purpose of owning and operating hotels. These investments are accounted for using the equity method. The Company had investments in 14 hotel joint ventures at December 31, 2003, with a total investment balance of $859,000, and 12 hotel joint ventures at December 31, 2002, with a total investment balance of approximately $1,399,000. The Company is secondarily liable for the obligations and liabilities of the limited partnerships in which it holds a general partnership interest.

     The Company advances funds to hotels in which the Company has a minority ownership interest for working capital and construction purposes. The advances bear interest ranging from the prime rate to 10% per annum and are due on demand. The Company expects the partnerships to repay these advances through the sale of the properties, cash flow generated from hotel operations and mortgage financing. The advances were approximately $2,451,000 and $2,892,000 at December 31, 2003 and 2002, respectively, and are included in investments in and advances to unconsolidated hotel joint ventures in the accompanying consolidated balance sheets.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

     4. INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED HOTEL JOINT VENTURES (CONTINUED):

     On September 18, 2000, in connection with obtaining the approval to sell the AmeriHost Inn brand and franchising rights to Cendant Corporation, the Company entered into an agreement to purchase the interests owned by the joint venture partners in the three existing joint ventures at specified prices and to issue options to purchase a total of 125,000 shares of the Company's common stock to the partners of these ventures (Note 8), canceling existing options to purchase 60,000 shares of the Company's common stock held by these partners. A director of the Company, and parties related to him, were partners in each of these three joint ventures.

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

     The following is a summary of the acquisitions during the twelve months ended December 31, 2003 and 2002:

                                     2003           2002
                                  -----------    -----------
Property and equipment acquired   $ 2,006,246      2,279,309
Other assets acquired                  15,358         38,400
Long-term debt assumed             (1,142,941)    (1,466,510)
Other liabilities assumed            (101,426)       (54,413)
                                  -----------    -----------
Cash paid, net of cash acquired   $   777,237    $   796,786
                                  ===========    ===========

     The following represents condensed financial information for all of the Company's investments in affiliated companies accounted for under the equity method at December 31, 2003, 2002 and 2001.

                                    2003            2002            2001
                                ------------    ------------    ------------
Current assets                  $  1,987,939    $    677,290    $    581,390
Noncurrent assets                 26,502,009      26,732,517      29,215,768
Current liabilities                3,781,468       3,667,191       6,049,363
Long-term debt                    23,429,037      23,591,779      26,095,565
Equity (deficit)                   1,279,443         150,837      (2,347,770)
Gross revenue                      8,906,962       9,641,145      12,173,902
Gross operating profit             2,533,023       3,036,726       3,716,282
Depreciation and amortization      1,228,750       1,315,745       1,824,408
Net loss                            (892,323)       (478,350)     (1,680,699)

     The Company has provided approximately $16.7 million in guarantees as of December 31, 2003, on mortgage loan obligations for nine joint ventures in which the Company holds a minority equity interest, which expire at various

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

     dates through March 2024. Other partners also have guaranteed portions of the same obligations. The partners of one of the partnerships have entered into a cross indemnity agreement whereby each partner has agreed to indemnify the others for any payments made by any partner in relation to the guarantee in excess of their ownership interest.

     The Company applies the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," with respect to mortgage loan guarantees for joint ventures in which the Company is a partner. This interpretation elaborates on the disclosures required by the guarantor and requires the guarantor to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. During the third quarter of 2003, the Company provided a guarantee related to the mortgage debt of a joint venture in which it shares the responsibility of the guarantee on a joint and several basis with its joint venture partners. The guarantee is effective for the 20-year term of the mortgage loan. The Company has recorded as an additional investment in this joint venture, and a liability for its share of this guarantee, of approximately $39,000, as of December 31, 2003, its estimated fair value at the time of issuance, less accumulated amortization.

     5. OTHER ASSETS:

     Other assets, net of accumulated amortization, at December 31, 2003 and 2002, are comprised of the following:

                                                                       2003               2002
                                                                   -------------     --------------
Deposits, franchise fees and other assets                          $   1,149,209     $    1,404,305
Deferred loan costs                                                      935,366          1,189,163
Deferred lease costs                                                     652,642             65,032
                                                                   -------------     --------------
        Total                                                      $   2,737,217     $    2,658,500
                                                                   =============     ==============

     6. BANK LINE-OF-CREDIT:

     The Company had $3,850,000 and $6,384,287 outstanding on its bank operating line-of-credit at December 31, 2003 and 2002, respectively. The operating line-of-credit is collateralized by substantially all the assets of the Company, subject to first mortgages from other lenders on hotel assets, bears interest at the rate of prime plus 2.5% per annum, with a minimum rate of 6.75% per annum, and was scheduled to mature April 30, 2004. The line-of-credit provides for the maintenance of certain financial covenants, including minimum tangible net worth, a maximum leverage ratio, minimum debt service coverage ratio, and minimum net income. The Company was not in compliance with the minimum tangible net worth requirement and the minimum net income requirement as of December 31, 2003. The lender has waived these covenant violations however, in connection with the renewal of the line-of-credit set forth below.

     On March 23, 2004, the Company accepted a commitment from the aforementioned lender to renew the line-of-credit through April 30, 2005, with a maximum availability of $5.5 million, reducing to $5.0 million on June 30, 2004 reducing further to $4.0 million on August 31, 2004, and to $3.5 million on February 28, 2005. Notwithstanding these dates, the lender has required that the majority of proceeds from the sale of hotel properties must be used to reduce the line-of-credit balance until the balance falls below $4.0 million, at which time the maximum available will be reduced to $4.0 million, even if prior to the August 31, 2004 scheduled reduction date. The commitment is subject to the closing of the renewed loan by April 30, 2004, and certain other conditions. The terms of the agreement were revised to provide for interest at the rate of 10%. The renewed credit line renewal provides for the maintenance of certain financial covenants, similar to, the previous line-of-credit.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

     7. LONG-TERM DEBT:

     The Company's plan to sell certain AmeriHost Inn hotel assets is expected to result in the payoff of the related mortgage debt in the amount of approximately $28.5 million, which has been classified in current liabilities in the accompanying consolidated balance sheet as of December 31, 2003. This amount includes approximately $2.6 million, which is contractually due within the next twelve months regardless of the plan for hotel disposition. The Company's plan to sell certain non-AmeriHost Inn hotel assets is expected to result in the payoff of the related mortgage debt in the amount of approximately $8.9 million, which has been classified in current liabilities in the accompanying consolidated balance sheet as of December 31, 2003. This amount includes approximately $400,000, which is contractually due within the next twelve months regardless of the plan for hotel disposition.

     Approximately $1.2 million is classified as the Company's current portion of long-term debt, which is the principal amount due within the next twelve months on mortgages which are not related to the assets held for sale. The Company also has a mortgage loan on the office building in which its headquarters is located, and on October 1, 2003, the lender extended the maturity date to January 1, 2006. The hotel mortgage loans bear interest at the floating rates of prime minus 0.25% to prime plus 2.5% per annum, and the office building loan bears interest at the floating rate of either prime minus 0.25% or LIBOR plus 2.25%, as chosen by the Company.

     The aggregate maturities of long-term debt, excluding long-term debt related to assets held for sale, are approximately as follows:

Year Ending December 31,               Amount
------------------------           ------------
          2004                     $  1,195,000
          2005                        5,746,000
          2006                        3,190,000
          2007                          953,000
          2008                        1,016,000
       Thereafter                    15,609,117
                                   ------------
                                   $ 27,709,000
                                   ============

     The Company expects to refinance or extend a mortgage loan due in 2004, or sell the related hotel asset and repay the mortgage in its entirety, prior to its maturity.

     Certain of the hotel mortgage notes, as well as the office building mortgage note, provide for financial covenants, principally minimum net worth requirements, debt to equity ratios and minimum debt service coverage ratios. At December 31, 2003, the Company was not in compliance with the minimum debt service coverage ratio contained in two mortgage loans aggregating approximately $4.6 million. One of these mortgages in the amount of $1.5 million as of December 31, 2003 relates to a hotel classified as "held for sale" since it is part of the hotel disposition plan, and is expected to be sold prior to its maturity in August 2004 with the proceeds used to pay off this mortgage debt. With respect to the other hotel with a covenant violation, the Company has obtained a waiver from the lender. In addition, one joint venture in which the Company has guaranteed the mortgage debt was not in compliance with the minimum debt service coverage ratio covenant contained in the mortgage loan. The joint venture has obtained a waiver from the lender regarding this violation in connection with the one-year extension of the mortgage loan in November 2003.

     8. SHAREHOLDERS' EQUITY:

     Authorized shares:

     The Company's corporate charter authorizes 25,000,000 shares of Common Stock with a par value of $0.005 per share and 100,000 shares of Preferred Stock with no par value. The Preferred Stock may be issued in series and the

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

     Board of Directors shall determine the voting powers, designations, preferences and relative participation, optional or other special rights and the qualifications, limitations or restrictions thereof.

     Non-employee stock options and warrants:

     The Company has issued options to acquire shares of the Company's common stock to certain of its partners in various hotel joint ventures referred to in Note 4. During 2001, the Company recognized $167,000 of expense related to the issuance of stock options to joint venture partners, including a director of the Company (Note 4). At December 31, 2003, options to purchase 125,000 shares of common stock continued to be outstanding WITH an exercise price of $3.794 per share and exercisable through October 2005. The Company accounted for these options during 2001 at fair value, in accordance with FASB Statement No. 123.

     Limited partnership conversion rights:

     The Company was the general partner in a partnership where the limited partners, including a Director of the Company, had the right at certain times and under certain conditions to convert their limited partnership interests into 84,975 shares of the Company's common stock. These conversion rights expired in 2003 when the Company fulfilled its obligation to acquire these limited partner interests (Note 4).

     Stock subscriptions receivable:

     In connection with the purchase of certain management contracts from Diversified Innkeepers, Inc. ("Diversified"), the Company secured promissory notes from the principals of Diversified in the total amount of $436,875 with interest at 6.5% per annum. The notes are collateralized by 125,000 shares of common stock of the Company, which were issued upon the exercise of stock options in 1993. The total principal balance is due December 31, 2005. These notes receivable have been classified as a reduction of shareholders' equity on the accompanying consolidated balance sheets.

     Reverse-Forward stock split:

     In November 2003 the Company executed a reverse-forward stock split whereby the shares held by shareholders owning less than 100 shares on the effective date were redeemed and converted into the right to receive cash from the Company. Shareholders owning at least 100 shares as of the effective date were not impacted. A total of 33,332 shares were converted on the effective date into the right to receive approximately $127,662 in cash. Through December 31, 2003, the Company has paid $21,908 for the redemption of 5,720 shares in connection with the reverse-forward stock split. All shares that were repurchased or redeemed have been retired.

     9. TAXES ON INCOME:

     The provision for income taxes in the consolidated statements of operations excluding tax benefit of $972,000, $633,000, and $144,000 related to discontinued operations in 2003, 2002, and 2001 respectively, is as follows:

                                  2003            2002          2001
                               -----------    -----------    -----------
Current                        $         -    $  (407,000)   $   604,000

Deferred                        (2,456,000)       235,000        155,000
                               -----------    -----------    -----------
Income tax (benefit) expense   $(2,456,000)   $  (172,000)   $   759,000
                               ===========    ===========    ===========

     The following reconciles income tax expense for 2003 at the federal statutory tax rate with the effective rate:

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                           2003     2002    2001
                                          ------   ------  ------
Income taxes at the
  federal statutory rate                  (34.0%)  (34.0%)  34.0%

State taxes, net of federal tax benefit    (3.1%)    2.0%   10.9%
                                          -----    -----    ----
Effective tax rate                        (37.1%)  (32.0%)  44.9%
                                          =====    =====    ====

     9. TAXES ON INCOME (CONTINUED):

     Temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes that give rise to a net deferred income tax asset relate to the following:

                                                               2003           2002
                                                            -----------    -----------
Differences in deferred income recognized for tax
    purposes and financial reporting purposes               $   333,000    $   270,000

Gain on sale/leaseback transaction recognized
    for tax purposes and deferred for financial
    reporting purposes                                        2,644,000      3,032,000

Start-up costs capitalized for tax purposes and
    expensed for financial reporting purposes                    35,000         62,000

Differences in the basis of investments, property and
    equipment from partner acquisitions and due
    to majority-owned partnerships consolidated for
    financial reporting purposes but not for tax purposes       824,000      1,201,000

Net operating loss carryforward                               1,841,000              -

Other                                                           154,000         61,000
                                                            -----------    -----------
                                                              5,831,000      4,626,000

Impairment provision booked for financial reporting
    purposes and deferred for tax purposes                    2,151,000              -

Differences in the basis of property and equipment             (349,000)    (1,127,000)

Cumulative depreciation differences                          (1,562,000)    (1,072,000)
                                                            -----------    -----------
Net deferred income tax asset                               $ 6,071,000    $ 2,427,000
                                                            ===========    ===========

     Certain state net operating loss carry forwards are included in the net deferral tax asset and are fully reserved for.

     10. RELATED PARTY TRANSACTIONS:

     The following table summarizes related party revenue recorded in 2003, 2002 and 2001 from various unconsolidated partnerships in which the Company has an ownership interest:

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                       2003             2002                2001
                                                   -----------       -----------         ----------
Development and construction revenue               $ 4,175,878       $ 5,253,226         $  652,815
Hotel management revenue                               371,142           808,598            709,631
Employee leasing revenue                             2,097,646         2,895,295          2,830,719
Interest income                                        110,450           212,346            530,035

     11. BUSINESS SEGMENTS:

     The Company's business is primarily involved in seven segments: (1) hotel operations, consisting of the operations of all hotels in which the Company has a 100% or controlling ownership or leasehold interest, (2) hotel development, consisting of development, construction and renovation of hotels for unconsolidated joint ventures and unrelated third parties, (3) hotel sales and commissions, resulting from the sale of AmeriHost Inn hotels, (4) hotel management, consisting of hotel management activities,
     (5) employee leasing, consisting of the leasing of employees to various hotels, (6) incentive and royalty sharing fees due from Cendant, the owner of the AmeriHost Inn brand, and (7) office building rental activities.

     Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, operating income, identifiable assets, capital expenditures and depreciation and amortization for each business segment, which is the information utilized by the Company's decision makers in managing the business:

                                                     2003          2002          2001
                                                  -----------   -----------   -----------
Revenues

      Hotel operations                            $41,462,828   $45,490,595   $47,353,106
      Hotel development and construction            4,196,878     7,180,222     1,724,249
      Hotel sales and commissions                  22,831,102    10,017,080    12,922,459
      Hotel management                                445,862       957,801     1,066,645
      Employee leasing                              1,858,103     3,267,491     4,678,189
      Incentive and royalty sharing fees              972,219       588,938       209,633
      Office building rental and other                749,782       669,769       169,612
                                                  -----------   -----------   -----------
                                                  $72,516,774   $68,171,896   $68,123,893
                                                  ===========   ===========   ===========

Operating costs and expenses

      Hotel operations                            $32,480,658   $33,714,913   $34,801,272
      Hotel development and construction            4,739,296     7,205,328     1,479,947
      Hotel sales and commissions                  19,328,404     8,159,459     9,621,536
      Hotel management                                280,383       714,648       716,802
      Employee leasing                              1,798,714     3,208,708     4,564,508
      Incentive and royalty sharing fees                    -             -             -
      Office building rental and other                214,232        56,757         2,958
                                                  -----------   -----------   -----------
                                                  $58,841,687   $53,059,813   $51,187,023
                                                  ===========   ===========   ===========

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

11. BUSINESS SEGMENTS (CONTINUED)

                                                      2003               2002               2001
                                                 -------------      -------------      -------------
Operating Income (Loss)

          Hotel operations
             AmeriHost Inn hotels                $   1,549,031      $   3,169,201      $   3,100,053
             Other hotels                             (927,208)          (463,289)          (132,413)
             Impairment provision                   (5,069,781)          (542,019)                 -
          Hotel development and construction          (545,811)           (30,785)           236,319
          Hotel sales and commissions                3,502,698          1,857,621          3,300,922
          Hotel management                             120,559            191,097            295,356
          Employee leasing                              57,288             56,462            110,642
          Incentive and royalty sharing fees           972,219            588,938            209,633
          Office building rental and other             373,918            454,397            130,831
          Corporate                                 (2,482,351)        (2,360,859)        (1,954,441)
                                                 -------------      -------------      -------------
                                                 $  (2,449,438)     $   2,920,764      $   5,296,902
                                                 =============      =============      =============

Identifiable assets

          Hotel operations                       $  82,815,916      $ 104,644,225      $  99,086,728
          Hotel development and construction         1,860,323          2,445,882          1,467,116
          Hotel sales and commissions                        -                  -                  -
          Hotel management                           1,005,159          1,513,640            119,236
          Employee leasing                             134,974            256,787             70,584
          Incentive and royalty sharing fees                 -                  -                  -
          Office building rental and other           6,479,267          6,672,294          6,553,474
          Corporate                                  7,417,774          4,400,886          7,877,318
                                                 -------------      -------------      -------------
                                                 $  99,713,413      $ 119,933,714      $ 115,174,456
                                                 =============      =============      =============

Capital Expenditures

          Hotel operations                       $   6,994,136      $  18,222,595      $  18,874,420
          Hotel development and construction               503             53,673              5,975
          Hotel sales and commissions                        -                  -                  -
          Hotel management                              28,208             16,574             52,173
          Employee leasing                                   -                  -                  -
          Incentive and royalty sharing fees                 -                  -                  -
          Office building rental and other              62,511            273,605          6,411,585
          Corporate                                      2,636             16,378             55,580
                                                 -------------      -------------      -------------
                                                 $   7,087,994      $  18,582,825      $  25,399,733
                                                 =============      =============      =============

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

11. BUSINESS SEGMENTS (CONTINUED)

                                                      2003               2002               2001
                                                 -------------      -------------      -------------
Depreciation/Amortization

          Hotel operations                       $   3,327,136      $   5,135,412      $   3,751,443
          Hotel development and construction             3,393              5,679              7,983
          Hotel sales and commissions                        -                  -                  -
          Hotel management                              44,919             52,056             54,487
          Employee leasing                               2,100              2,321              3,039
          Incentive and royalty sharing fees                 -                  -                  -
          Office building rental and other             161,634            158,615             35,822
          Corporate                                     62,867            162,219             46,702
                                                 -------------      -------------      -------------
                                                 $   3,602,049      $   5,516,302      $   3,899,476
                                                 =============      =============      =============

12. SALE OF HOTELS AND PLAN FOR FUTURE HOTEL DISPOSITIONS:

The Company sold eight wholly-owned AmeriHost Inn hotels during the twelve months ended December 31, 2003. Net sale proceeds from these hotels was approximately $22.8 million, which has been included in hotel sales and commission revenue in the accompanying consolidated financial statements. The net book value of these hotels at the time of their sales was approximately $19.2 million, resulting in operating income from the sale of these hotels of approximately $3.5 million. In addition, approximately $14.2 million in mortgage debt was paid off with proceeds from the sale of these hotels.

In the third quarter of 2003, a joint venture in which the Company had a controlling interest, and was therefore consolidated in the Company's financial statements, sold its non-AmeriHost Inn hotel. This sale resulted in the pay off of the joint venture's mortgage debt of approximately $1.3 million and a pre-tax gain of approximately $1,000. Also, during the second quarter of 2003, another joint venture in which the Company had a controlling ownership interest, sold its non-AmeriHost Inn hotel. This sale resulted in the reduction of the joint venture's mortgage debt of approximately $945,000, which was paid off with the proceeds from the sale, and a pretax loss of approximately $86,000. An impairment provision of $450,000 had been recorded for this hotel investment in 2002. A director of the Company owns the bank that provided the mortgage debt to this joint venture, which was paid off as a result of this sale. There are no more loans outstanding owed to affiliates of this or any other director. In addition, a joint venture in which the Company had a minority ownership interest sold its hotel asset during the first quarter of 2003. The Company accounts for this joint venture by the equity method and has included its share of the gain from this sale in equity in net income and (losses) of unconsolidated joint ventures in the accompanying consolidated financial statements.

Effective July 10, 2003, the Company implemented a plan to sell approximately 25
- 30 hotel properties over a period of two years. The properties to be sold included 20-25 AmeriHost Inns and six non-AmeriHost hotels that are wholly owned or in which the Company has an ownership interest. The Company has hired several regional and national hotel brokerage firms to market most of the properties and manage the sales process. The Company

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

expects this plan to reduce debt (Notes 6 and 7) and generate cash to pursue development and other strategic objectives as well as accelerate the economic benefits of the Company's transaction with Cendant Corporation, the owner of the AmeriHost Inn franchise system. However, there can be no assurances under the plan as to timing, terms of sale, or that any additional sales will be consummated.

In conjunction with the implementation of the plan for hotel dispositions and the anticipated reduction in hotel ownership, starting in July 2003, the Company announced a plan to reduce its corporate and regional operations staff by 13 people, or approximately 20 percent. The Company follows Financial Accounting Standards Board Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") and recognized the costs associated with this activity at fair value when the liability was incurred.

13. DISCONTINUED OPERATIONS:

The Company has reclassified its consolidated statements of operations for the twelve months ended December 31, 2003, 2002 and 2001 and its consolidated balance sheet as of December 31, 2003, as a result of implementing SFAS 144 to reflect discontinued operations of seven consolidated non-AmeriHost Inn hotels sold during this period, or to be sold pursuant to the plan for hotel dispositions (Note 12). The non-AmeriHost Inn hotels held for sale are expected to be sold within the next twelve months. This reclassification has no impact on the Company's net income or net income per common share. Non-AmeriHost Inn hotels sold or held for sale, which are owned by joint ventures and accounted for using the equity method of accounting, are not presented as "discontinued operations," nor are the sales of the AmeriHost Inn hotels due to the Company's long-term royalty sharing agreement for all non-Company owned AmeriHost Inn hotels. This agreement provides for a revenue stream from Cendant Corporation, after the properties are sold to a new or existing AmeriHost Inn franchisee. Condensed financial information of the results of operations for the hotels presented as discontinued operations is as follows:

                                           2003             2002             2001
                                        -----------      -----------      -----------
Hotel Operations:
      Revenue                           $ 6,205,557      $ 8,358,771      $ 9,029,342
      Costs and expenses                  6,138,669        7,811,561        7,313,241
                                        -----------      -----------      -----------

                                             66,888          547,210        1,716,101

   Depreciation and amortization            810,062        1,177,662          776,593
   Leasehold rents - hotels                 172,933          298,777          677,686
   Hotel impairment provision               909,523                -                -
                                        -----------      -----------      -----------
Operating income (loss)                  (1,825,630)        (929,229)         261,822

Other income (expense):
      Interest expense                     (722,475)        (752,238)        (541,664)
      Other income (expense)                (52,026)         (46,060)          (1,000)
      Gain on sale of property               96,260                -                -
                                        -----------      -----------      -----------

Loss from discontinued
   operations, before minority
   interests and income taxes            (2,503,871)      (1,727,527)        (280,842)

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Minority interests in (income) loss
   of consolidated joint ventures           (76,118)         (40,757)          78,608
                                        -----------      -----------      -----------

Loss from discontinued operations,
   before income taxes                   (2,427,573)      (1,686,770)        (359,450)

Income tax expense (benefit)               (972,000)        (633,000)        (144,000)
                                        -----------      -----------      -----------

Net loss from discontinued
   operations                           $(1,455,753)     $(1,053,770)     $  (215,450)
                                        ===========      ===========      ===========

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

13. DISCONTINUED OPERATIONS (CONTINUED):

    The assets and liabilities of two non-AmeriHost Inn hotels sold in 2003, one leased non-AmeriHost Inn hotel which was terminated in the third quarter of 2003, and five consolidated non-AmeriHost Inn hotels to be sold pursuant to the plan for hotel disposition, and which are included in discontinued operations, have been classified as held for sale and liabilities related to assets held for sale in the accompanying consolidated balance sheet as of December 31, 2003. Condensed balance sheet information for these hotels is as follows:

                                                  December 31,
                                                      2003
                                                  ------------
                      ASSETS

Current assets:
    Cash and cash equivalents                     $    283,412
    Accounts receivable                                 82,514
    Prepaid expenses and other current assets           36,676

                                                  ------------
        Total current assets                           402,602
                                                  ------------

Property and equipment                              14,643,713
Less accumulated depreciation and amortization      (4,329,857)

                                                  ------------
                                                    10,313,856
                                                  ------------

Other assets, net of accumulated amortization          170,114
                                                  ------------
                                                  $ 10,886,572
                                                  ============

                 LIABILITIES

Current liabilities:
    Accounts payable                              $    264,747
    Accrued payroll and other expenses                 391,840
    Current portion of long-term debt                1,263,095
                                                  ------------

        Total current liabilities                    1,919,682

Long-term debt, net of current portion               7,665,810

Minority interests                                           -
Other long term liabilities                                  -

Equity                                               1,301,080

                                                  ------------
                                                  $ 10,886,572
                                                  ============

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

14. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

Sale/leaseback of hotels:

In 1998 and 1999, the Company completed the sale of 30 AmeriHost Inn hotels to PMC Commercial Trust ("PMC"), a real estate investment trust ("REIT") for $73.0 million. Upon the respective sales to PMC, a subsidiary of the Company entered into agreements to lease back the hotels for an initial term of 10 years, with two five-year renewal options. The lease payments were fixed at 10% of the sale price for the first three years. Thereafter, the lease payments were subject to a CPI increase with a 2% annual maximum. In January 2001, the subsidiary amended the master lease with PMC to provide for the purchase of eight unidentified hotels from the lessor under specified terms, and to extend the initial lease term by five years. The amendment provides for four increases in rent payments of 0.25% each, if these hotels are not sold to a third party or purchased by the Company by the dates specified. As of December 31, 2003, the first three scheduled rent increases were not effective due to the sale of hotels by PMC to the Company. The third scheduled increase was avoided in September 2003, when the Company purchased a hotel from PMC, using cash of approximately $556,000 and mortgage financing provided by PMC of approximately $1.7 million. The unamortized deferred gain related to the initial sale of this hotel to PMC was recorded as a basis reduction to the hotel asset. Upon its purchase, this hotel was classified as held for sale, and the difference in the total purchase price, net of the unamortized deferred gain, and its fair market value was recorded as a leasehold interest to be amortized over the remaining term of the remaining PMC leases. If the Company does not either facilitate the sale to a third party, or purchase from PMC, one hotel at a price of approximately $2.6 million by June 5, 2004, the fourth 0.25% rent increase of approximately $127,000 on an annual basis becomes effective. If the Company decides to purchase this hotel by June 5, 2004, it intends to fund the $2.6 million purchase price with a combination of mortgage debt to be obtained and cash from operations or working capital.

The gains from the sale of the hotels to PMC were deferred for financial statement reporting purposes, due to the continuing involvement with the long-term lease agreement, and are being amortized on a straight-line basis into income as a reduction of leasehold rent expense over the 15-year initial term. At December 31, 2003, the balance of this deferred income was approximately $6.5 million.

In 2002, one hotel owned by PMC was sold; in 2001, four hotels owned by PMC were sold. Accordingly, the leases with PMC for these hotels were terminated, and the remaining unamortized gain of approximately $352,000 and $1.0 million was recognized in 2002 and 2001, respectively, as a gain on sale of property in the accompanying consolidated financial statements. In addition, the Company recognized a commission from the sale of these hotels, which is classified as hotel sales and commissions in the accompanying consolidated financial statements.

As previously mentioned, the Company acquired one hotel owned by PMC in 2003, one in 2002, and one in 2001, in accordance with the terms of the amendment.

In 2004, the Company entered into discussions with PMC, on behalf of its subsidiary, with the objective to restructure these long-term lease agreements. On March 12, 2004, the subsidiary entered into a temporary letter agreement with PMC that expires on April 30, 2004. The temporary letter agreement provides that base rent will continue to accrue at the rate of approximately $445,000 per month, as set forth in the lease agreements; however the base rent payments required to be paid on March 1, 2004 and April 1, 2004 were reduced to approximately $360,000 per month, with the March 1, 2004 payment being due and payable upon the execution of the temporary letter agreement. In addition, the subsidiary was allowed to utilize $200,000 of its security deposit held with PMC to partially fund these payments. Upon the expiration of the temporary letter agreement on April 30, 2004, the deferred

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

portion of the base rent (approximately $170,000) will be payable and the security deposit is to be restored to its March 12, 2004 balance. While the objective is to reach a restructured agreement prior to the expiration of the temporary letter agreement, there can be no assurance that the leases will be restructured on terms and conditions acceptable to the Company, if at all.

Hotel leases:

Including the hotels leased from the REIT, the Company leases 22 hotels as of December 31, 2003, the operations of which are included in the Company's consolidated financial statements. All of these leases are triple net and provide for monthly base rent payments ranging from $14,000 to $27,000. The leases expire through March 2014.

A joint venture in which the Company has a controlling ownership interest leases one non-AmeriHost Inn hotel, the operations of which are included in the Company's consolidated financial statements. This lease is triple net, providing for rent payments of $20,000 per month, and expires May 31, 2010. This lease provides for a purchase option price of $4,000,000, which approximated the fair value at the lease commencement, subject to increases in the consumer price index. The Company operated another non-AmeriHost Inn hotel under a triple net lease, which was terminated on August 31, 2003 and was not renewed by the Company. The Company accrued approximately $107,000 in 2003 in related lease termination fees.

Total rent expense for all operating leases was approximately $5,131,000, $5,411,000 and $6,747,000 in 2003, 2002 and 2001, respectively, including approximately $39,000 and $278,000 in 2002 and 2001, respectively, to entities in which the Company has a minority ownership interest. Minimum future rent payments under all operating leases are as follows:

Year Ending December 31,               Amount
------------------------          ----------------
          2004                        5,629,000
          2005                        5,736,000
          2006                        5,845,000
          2007                        5,956,000
          2008                        6,069,000
       Thereafter                    29,435,000
                                   ------------
                                   $ 58,670,000
                                   ============

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Construction in progress:

As of December 31, 2003, the Company had entered into non-cancelable subcontracts for approximately $857,000 in connection with the construction of a new hotel, representing a portion of the total estimated construction costs for this hotel. These commitments will be funded through construction and long-term mortgage financing currently in place.

Employment agreement:

The Company has entered into employment agreements with its Chief Executive Officer, its Chief Financial Officer and three other executives. The agreements expire December 31, 2004 through December 31, 2005, and provide for total annual base compensation of $907,000. The agreements also provide for performance bonuses tied to company performance, and are payable in a combination of cash and restricted common stock of the Company, with the restricted stock to be issued pursuant to the 2003 Long Term Incentive Plan adopted by the shareholders in 2003.

Legal matters:

The Company and certain of its subsidiaries are defendants in various litigation matters arising in the ordinary course of business. In the opinion of management, the ultimate resolution of all such litigation matters is not likely to have a material effect on the Company's financial condition, results of operation or liquidity.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

15. SUPPLEMENTAL CASH FLOW DATA:

The following represents the supplemental schedule of noncash investing and financing activities for the years ended December 31:

                                                     2003              2002            2001
                                                  -----------      -----------      -----------
Sale of assets and franchising rights:
     Cost basis of assets sold                    $ 6,392,462      $   939,851      $   192,857
     Accumulated depreciation at sale              (3,925,821)        (168,742)         (46,227)
     Deferred income                                        -         (352,507)      (1,030,468)
     Notes received, less $50,000 allowance                 -                -                -
     Gain on sale                                     337,856          727,076        1,286,338
     Income from insurance settlement             $                    298,023
                                                  -----------      -----------      -----------
     Net cash proceeds                            $ 2,804,497      $ 1,443,701      $   402,500
                                                  ===========      ===========      ===========

Liabilities assumed in connection with
  acquisition and consolidation of hotel
  partnership interests                           $ 1,244,367      $ 1,520,923      $ 2,365,422
                                                  ===========      ===========      ===========

Notes received in connection with the
  sale of hotels                                  $   250,000      $   450,000      $   300,000
                                                  ===========      ===========      ===========

Deferred income adjustment to hotels acquired     $   262,513      $   347,989      $   511,943
                                                  ===========      ===========      ===========

Exchange of note and interest receivable for
  partnership interest                            $         -      $ 1,256,639      $         -
                                                  ===========      ===========      ===========

Interest paid, net of interest capitalized        $ 4,830,621      $ 5,516,449      $ 5,194,741
                                                  ===========      ===========      ===========

16. SALE OF AMERIHOST INN BRANDS AND FRANCHISING RIGHTS:

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

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Selected quarterly financial data (in thousands, except per share amounts) for 2003 and 2002 is summarized below. The sum of the quarterly earnings (loss) per share amounts may not equal the annual earnings per share amounts due primarily to changes in the number of common shares and common share equivalents outstanding from quarter to quarter.

                                                              Three Months Ended
                                                       --------------------------------------------   Year Ended
                                                         3/31        6/30        9/30       12/31       12/31
                                                       --------    --------    --------    --------    --------
2003:
       Total revenue                                   $ 17,794    $ 15,792    $ 23,806    $ 15,125    $ 72,517
       Net income (loss) from continuing
          operations, before impairment                    (960)        172       1,201      (1,536)     (1,123)
       Impairment provision, net of tax                     (60)     (2,739)        (84)       (157)     (3,040)
       Net income (loss) from continuing
          operations                                     (1,020)     (2,567)      1,117      (1,693)     (4,163)
       Discontinued operations, net of tax                 (462)       (791)        (35)       (168)     (1,456)
       Net income (loss)                                 (1,482)     (3,358)      1,082      (1,861)     (5,619)
       Net income (loss) per share:
              Basic                                    $  (0.30)   $  (0.67)   $   0.22    $  (0.37)   $  (1.12)
              Diluted                                  $  (0.30)   $  (0.67)   $   0.22    $  (0.37)   $  (1.12)

2002:
       Total revenue                                   $ 17,938    $ 20,643    $ 18,390    $ 19,560    $ 76,531
       Net income (loss) from continuing
          operations, before impairment                    (331)        360         775      (1,140)       (336)
       Impairment provision, net of tax                       -           -           -        (320)       (320)
       Net income (loss) from continuing
          operations                                       (331)        360         775      (1,460)       (656)
       Discontinued operations, net of tax                 (427)       (126)        (29)       (472)     (1,054)
       Net income (loss)                                   (758)        234         746      (1,932)     (1,710)
       Net income (loss) per share:
              Basic                                    $  (0.15)   $   0.05    $   0.15    $  (0.39)   $  (0.34)
              Diluted                                  $  (0.15)   $   0.05    $   0.14    $  (0.39)   $  (0.34)

18. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following condensed pro forma financial information is presented as if the acquisitions discussed in Note 4 had been consummated as of the beginning of the period presented but is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated at that time nor does it purport to represent the results of operations for future periods.

                                                          For the year ended December 31,
                                                        2003           2002            2001
                                                   ------------    ------------    ------------
Total Revenue                                      $ 73,089,796    $ 69,896,115    $ 68,911,381
Net income (loss)                                    (5,590,617)     (1,667,411)        730,268
Net income (loss) per share:
   Basic                                           $      (1.12)   $      (0.34)   $       0.15

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

   Diluted                                         $      (1.12)   $      (0.34)   $       0.14

Weighted average number of common shares
outstanding:
   Basic                                              5,011,572       4,958,438       4,974,821
   Diluted                                            5,011,572       4,958,438       5,181,571

19. NEW ACCOUNTING STANDARDS:

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

In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether or not it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. The Company is required to adopt the requirements of FIN 46R for interim periods beginning after March 31, 2004. This Interpretation requires that the Company present any variable interest entities in which it has a majority variable interest on a consolidated basis in its financial statements. The Company is continuing to assess the provisions of this Interpretation and the impact to the Company of adopting this Interpretation. Therefore the following amounts may change based upon additional analysis. Due to the adoption of this Interpretation, the Company expects that it will begin to present its investments in four joint ventures in which it has a majority variable interest, as determined in accordance with the provisions of this Interpretation, on a consolidated basis in its financial statements beginning with the consolidated financial statements issued for the quarterly period ended June 30, 2004. The consolidation of these joint ventures is expected to add approximately $9.7 million in assets and $7.8 million in liabilities to the Company's consolidated balance sheet. As of December 31, 2003, the Company had investments in, and advances to, these joint ventures of approximately $2.0 million, which was presented as such under the equity method of accounting in the accompanying consolidated financial statements. The Company expects that it will continue to present all of its other unconsolidated investments under the equity method.

On May 15, 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). The issuance of SFAS 150 was intended to improve the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position and also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. SFAS 150 affects the issuer's accounting for a number of freestanding financial instruments, including mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The effective date of a portion of the statement has been indefinitely postponed by the FASB. The Company does not expect that the implementation of SFAS No. 150 will result in a material financial statement impact.

20. SUBSEQUENT EVENTS:

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

On March 26, 2004, the Company sold one AmeriHost Inn hotel generating gross proceeds of approximately $1.8 million and had simultaneously paid off the related mortgage loan of approximately $748,000.