Form 10-Q
period 2004-03-31
ARLINGTON HOSPITALITY INC
filed 2004-05-17
CIK 778423

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 2004

                                       OR

[   ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

           For the transition period from                 to
                                          ---------------    ---------------

                           COMMISSION FILE NO. 0-15291

                           ARLINGTON HOSPITALITY, INC.

             (Exact name of Registrant as specified in its charter)

               DELAWARE                                 36-3312434
   ---------------------------------      --------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

 2355 S. ARLINGTON HEIGHTS ROAD, SUITE 400, ARLINGTON
               HEIGHTS, ILLINOIS                                  60005
-------------------------------------------------------        ------------
     (Address of principal executive offices)                   (Zip Code)

                                 (847) 228-5400
                                ----------------
              (Registrant's telephone number, including area code)

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

                                               YES    [ ]         NO    [X]

As of May 14, 2004, 5,038,149 shares of the registrant's common stock were outstanding.

================================================================================

                           ARLINGTON HOSPITALITY, INC.

                                    FORM 10-Q

                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                      INDEX

                                                                                          Page
                                                                                          ----
                          PART I: Financial Information

Item 1 - Financial Statements

    Consolidated Balance Sheets as of March 31, 2004
       and December 31, 2003                                                                4

    Consolidated Statements of Operations for the Three Months
       Ended March 31, 2004 and 2003                                                        6

    Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 2004 and 2003                                                        7

    Notes to Consolidated Financial Statements                                              9

Item 2 - Management's Discussion and Analysis of Financial Condition                       21
    and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk                        49

Item 4 - Controls and Procedures                                                           49

                           PART II: Other Information

Item 2 - Changes in Securities; Use of Proceeds and Issuer                                 50
    Purchases of Equity

Item 6 - Exhibits and Reports on Form 8-K                                                  51

Signatures                                                                                 54

                          Part I: Financial Information

                          Item 1: Financial Statements

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           March 31,    December 31,
                                                                                             2004          2003
                                                                                          -----------   ------------
ASSETS

Current assets:
    Cash and cash equivalents                                                             $ 4,972,805   $ 3,623,550
    Accounts receivable, less an allowance of $76,500
       at March 31, 2004 and December 31, 2003 (including
       approximately $975,000 and $382,000 from related parties)                            2,255,281     1,289,492
    Notes receivable, current portion                                                              --       146,000
    Prepaid expenses and other current assets                                                 664,635     1,142,032
    Refundable income taxes                                                                   228,197       975,316
    Costs and estimated earnings in excess of billings on
       uncompleted contracts                                                                  142,766     1,232,481
    Assets held for sale - other brands                                                    10,276,601    10,603,160
    Assets held for sale - AmeriHost Inn hotels                                            22,351,372    28,162,442
                                                                                          -----------   -----------

Total current assets                                                                       40,891,659    47,174,473
                                                                                          -----------   -----------

Investments in and advances to unconsolidated
    hotel joint ventures                                                                    3,215,243     3,309,344
                                                                                          -----------   -----------

Property and equipment:
    Land                                                                                    5,735,489     5,735,489
    Buildings                                                                              31,177,381    31,174,776
    Furniture, fixtures and equipment                                                      13,394,351    13,176,842
    Construction in progress                                                                  319,711       312,925
    Leasehold improvements                                                                  2,396,689     2,396,689
                                                                                          -----------   -----------
                                                                                           53,023,621    52,796,721

    Less accumulated depreciation and amortization                                         14,033,627    13,242,842
                                                                                          -----------   -----------
                                                                                           38,989,994    39,553,879
                                                                                          -----------   -----------

Notes receivable, less current portion                                                        966,042       867,500

Deferred income taxes                                                                       7,121,423     6,071,000

Other assets, net of accumulated amortization of
    approximately $1,066,000 and $1,311,000                                                 2,529,389     2,737,217
                                                                                          -----------   -----------
                                                                                           10,616,854     9,675,717

                                                                                          -----------   -----------
                                                                                          $93,713,748   $99,713,413
                                                                                          ===========   ===========

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           March 31,    December 31,
                                                                                             2004           2003
                                                                                          -----------   ------------
           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                      $  2,499,428  $  2,768,402
    Bank line-of-credit                                                                      4,000,000     3,850,000
    Accrued payroll and related expenses                                                       380,709       393,815
    Accrued real estate and other taxes                                                      1,992,265     1,980,015
    Other accrued expenses and current liabilities                                           1,585,082     1,407,511
    Current portion of long-term debt                                                        1,195,050     1,195,050
    Liabilities of assets held for sale - other brands                                       9,396,312     9,585,492
    Liabilities of assets held for sale - AmeriHost Inns                                    24,442,718    28,540,561
                                                                                          ------------  ------------

         Total current liabilities                                                          45,491,564    49,720,846
                                                                                          ------------  ------------

Long-term debt, net of current portion                                                      26,250,445    26,513,398
                                                                                          ------------  ------------

Deferred income                                                                             11,405,455    11,361,927
                                                                                          ------------  ------------

Commitments and contingencies

Minority interests                                                                             183,122       329,819
                                                                                          ------------  ------------

Shareholders' equity:
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                                                  --            --
    Common stock, $.005 par value; authorized at 25,000,000 shares;
       issued and outstanding 5,038,174 shares at March 31, 2004,
       and 4,994,956 shares at December 31, 2003                                                25,191        24,975
    Additional paid-in capital                                                              13,391,231    13,220,302
    Retained earnings (deficit)                                                             (2,596,385)   (1,020,979)
                                                                                          ------------  ------------
                                                                                            10,820,037    12,224,298
    Less:
         Stock subscriptions receivable                                                       (436,875)     (436,875)
                                                                                          ------------  ------------
    Total shareholders' equity                                                              10,383,162    11,787,423
                                                                                          ------------  ------------
                                                                                          $ 93,713,748  $ 99,713,413
                                                                                          ============  ============

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                  (UNAUDITED)

                                                                                              2004          2003
                                                                                          ------------  ------------
Revenue:
     Hotel operations:
         AmeriHost Inn hotels                                                             $  7,819,524  $  8,522,509
         Other hotels                                                                          370,710       336,835
     Development and construction                                                            1,200,654     1,479,978
     Hotel sales and commissions                                                             6,839,249     6,443,290
     Management services                                                                       100,622       111,154
     Employee leasing                                                                          562,276       517,407
     Incentive and royalty sharing                                                             283,408       205,655
     Office building rental                                                                    173,907       177,228
                                                                                          ------------  ------------
                                                                                          $ 17,350,350    17,794,056
                                                                                          ------------  ------------
Operating costs and expenses:
     Hotel operations:
         AmeriHost Inn hotels                                                                7,029,163     7,664,409
         Other hotels                                                                          439,049       450,089
     Development and construction                                                            1,480,392     1,592,127
     Hotel sales and commissions                                                             5,543,601     5,240,817
     Management services                                                                        90,381        64,933
     Employee leasing                                                                          545,130       501,922
     Office building rental                                                                     41,112        49,552
                                                                                          ------------  ------------
                                                                                            15,168,828    15,563,849
                                                                                          ------------  ------------
                                                                                             2,181,522     2,230,207

     Depreciation and amortization                                                             863,610     1,034,035
     Leasehold rents - hotels                                                                1,256,545     1,270,127
     Corporate general and administrative                                                      867,227       447,831
     Impairment provision                                                                      320,133       100,000
                                                                                          ------------  ------------
Operating loss                                                                              (1,125,993)     (621,786)

Other income (expense):
     Interest expense                                                                         (974,874)   (1,095,394)
     Interest income                                                                           125,938       119,959
     Other income (expense)                                                                     20,135        (1,333)
     Equity in net income and (losses) from unconsolidated joint ventures                       (6,166)      (74,446)
                                                                                          ------------  ------------
Loss before minority interests and income taxes                                             (1,960,960)   (1,673,000)

Minority interests in operations of consolidated joint ventures                                 33,812        28,363
                                                                                          ------------  ------------
Loss before income tax                                                                      (1,994,772)   (1,701,363)

Income tax benefit                                                                             798,000       681,000
                                                                                          ------------  ------------
Net loss from continuing operations                                                         (1,196,772)   (1,020,363)

Discontinued operations, net of tax                                                           (378,634)     (462,157)
                                                                                          ------------  ------------

Net loss                                                                                  $ (1,575,406) $ (1,482,520)
                                                                                          ============  ============

Net loss from continuing operations per share:
     Basic                                                                                $      (0.24) $      (0.20)
     Diluted                                                                              $      (0.24) $      (0.20)
Net loss per share:
     Basic                                                                                $      (0.31) $      (0.30)
     Diluted                                                                              $      (0.31) $      (0.30)

                 See notes to consolidated financial statements

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                                              2004          2003
                                                                                          ------------  ------------
Cash flows from operating activities:

     Cash received from customers                                                         $ 17,811,979  $ 20,313,497
     Cash paid to suppliers and employees                                                  (11,970,788)  (15,093,781)
     Interest received                                                                         158,539       106,502
     Interest paid                                                                          (1,013,175)   (1,300,742)
     Income taxes received                                                                     893,222       505,764
     Income taxes paid                                                                        (146,103)     (123,936)
                                                                                          ------------  ------------

Net cash provided by operating activities                                                    5,733,674     4,407,304
                                                                                          ------------  ------------

Cash flows from investing activities:

     Distributions, and collections on advances,
         from unconsolidated joint ventures                                                    244,148       285,980
     Purchase of property and equipment                                                       (264,707)   (1,796,169)
     Purchase of investments in, and advances
         to, unconsolidated joint ventures                                                    (121,054)     (325,740)
     Collections (issuance) of notes receivable                                                 47,458      (145,625)

                                                                                          ------------  ------------
Net cash used in investing activities                                                          (94,155)   (1,981,554)
                                                                                          ------------  ------------

Cash flows from financing activities:

     Proceeds from issuance of long-term debt                                                       --     3,070,961
     Principal payments on long-term debt                                                   (4,430,899)   (4,716,314)
     Net borrowings (repayment) on the line of credit                                          150,000      (404,287)
     Distributions to minority interest                                                       (180,510)           --
     Issuance (repurchase) of common stock                                                     171,145          (121)

                                                                                          ------------  ------------
Net cash used in financing activities                                                       (4,290,264)   (2,049,761)

                                                                                          ------------  ------------
Net increase in cash                                                                         1,349,255       375,989

Cash and cash equivalents, beginning of period                                               3,623,550     3,969,515

                                                                                          ------------  ------------
Cash and cash equivalents, end of period                                                  $  4,972,805  $  4,345,504
                                                                                          ============  ============

                                   (continued)

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                                              2004          2003
                                                                                          -----------   -----------
Reconciliation of net loss to net cash provided by
     operating activities:

Net loss                                                                                  $(1,575,406)  $(1,482,521)

Adjustments to reconcile net loss to net cash provided by operating activities:

     Depreciation and amortization                                                            863,610     1,352,623
     Equity in net (income) loss and interest income from unconsolidated
         joint ventures and amortization of deferred income                                   (37,823)       33,524
     Minority interests in operations of consolidated joint ventures                           33,812       (39,576)
     Amortization of deferred gain                                                           (375,580)     (314,167)
     Deferred income taxes                                                                 (1,050,423)       (1,000)
     Issuance of common stock and options                                                          --       126,400
     Proceeds from sale of hotels                                                           6,839,249     6,443,290
     Income from sale of hotels                                                            (1,295,648)   (1,202,473)
     Provision for impairment                                                                 731,719       100,000

     Changes in assets and liabilities, net of effects of acquisition:

         Increase in accounts receivable                                                   (1,055,528)     (309,733)
         Decrease in prepaid expenses and
           other current assets                                                               507,696         2,369
         Decrease (increase) in refundable income taxes                                       747,119      (605,172)
         Decrease in costs and estimated earnings
           in excess of billings                                                            1,089,715       711,472
         Decrease (increase) in other assets                                                   94,558       (70,201)

         Decrease in accounts payable                                                        (356,597)   (1,036,550)
         Increase (decrease) in accrued payroll and other accrued
           expenses and current liabilities                                                   145,759       (49,277)
         Decrease in accrued interest                                                              --        (5,773)
         Increase in deferred income                                                          427,442       754,069

                                                                                          -----------   -----------
Net cash provided by operating activities                                                 $ 5,733,674   $ 4,407,304
                                                                                          ===========   ===========

                 See notes to consolidated financial statements.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

1. ORGANIZATION AND BUSINESS:

      Arlington Hospitality, Inc. was incorporated under the laws of Delaware on September 19, 1984. Arlington Hospitality, Inc. also acts through its wholly-owned subsidiaries which have been formed since 1984 under the laws of several states (Arlington Hospitality, Inc. and its subsidiaries, collectively, where appropriate, referred to as the "Company"). The Company is engaged in the development and construction of limited service hotels, without food and beverage facilities, as well as the ownership, operation, management and sale of these hotels. During the past several years, the Company has focused almost exclusively on AmeriHost Inn hotels, with limited ownership and operation of other branded hotels. The AmeriHost Inn brand is used by the Company to provide for the consistent, cost-effective development and operation of mid-price hotels in various markets. To date, all of the Company's AmeriHost Inn hotels have been developed and constructed using a two- or three-story prototype, featuring 60 to 120 rooms, interior corridors and an indoor pool area and generally have been located in smaller town markets, and to a lesser extent, secondary markets. The Company intends to focus its new AmeriHost Inn development on larger, secondary markets, and has designed a larger, three-story AmeriHost Inn & Suites prototype with more public space and certain other enhancements for this purpose.

      The Company's operations are seasonal by nature. The Company's hotel operations and sales revenues are generally greater in the second and third calendar quarters than in the first and fourth calendar quarters, due to weather conditions in the markets in which the Company's hotels are located, as well as general business and leisure travel trends.

2. BASIS OF PRESENTATION:

      The financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Arlington Hospitality, Inc. and subsidiaries as of March 31, 2004 and December 31, 2003, and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2003 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on previously reported operations or total shareholders' equity.

3. PRINCIPLES OF CONSOLIDATION:

      The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which the Company has a majority or controlling ownership interest. All significant intercompany accounts and transactions have been eliminated.

4. INCOME TAXES:

      Deferred income taxes are provided on the differences in the bases of the Company's assets and liabilities, as determined for tax and financial reporting purposes, and relate principally to hotel impairment charges, depreciation of property and equipment and deferred income. The deferred income tax balance at March 31, 2004 also includes a net operating loss carryforward of approximately $5.2 million expiring in 2024, which is expected to be utilized and has not been reserved against. However, certain state net operating loss carry forwards included in the net deferred tax asset have been fully reserved for.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

5. EARNINGS PER SHARE:

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

      The calculation of basic and diluted earnings per share for the three months ended March 31, is as follows:

                                                            2004            2003
                                                       -------------    -----------
Net loss from continuing operations                    $  (1,196,772)   $(1,020,363)

Discontinued operations, net of tax                         (378,634)      (462,157)
                                                       -------------    -----------

Net loss                                               $  (1,575,406)   $(1,482,520)
                                                       =============    ===========

Weighted average common shares outstanding                 5,007,119    $ 5,005,395

Dilutive effect of stock options                                  --             --
                                                       -------------    -----------

Dilutive common shares outstanding                         5,007,119      5,005,395
                                                       =============    ===========

Net loss per share - Basic:
   From continuing operations                          $       (0.24)   $     (0.20)
   From discontinued operations                                (0.07)         (0.10)
                                                       -------------    -----------
                                                       $       (0.31)   $     (0.30)
                                                       =============    ===========

Net loss per share - Diluted:
   From continuing operations                          $       (0.24)   $     (0.20)
   From discontinued operations                                (0.07)         (0.10)
                                                       -------------    -----------
                                                       $       (0.31)   $     (0.30)
                                                       =============    ===========

6. NOTES RECEIVABLE:

                                                         March 31,      December 31,
                                                           2004             2003
                                                       -------------    ------------
Notes receivable consist of:

         Hotel sale related notes                      $     950,000    $    996,000
         Other notes                                          16,042          17,500
                                                       -------------    ------------
                                                             966,042       1,013,500

            Less current portion                                  --         146,000
                                                       -------------    ------------
         Notes receivable, less current portion        $     966,042    $    867,500
                                                       =============    ============

      Notes receivable at March 31, 2004, consists primarily of notes received in connection with the sale of hotels. The notes provide for the monthly payment of interest only at rates ranging from 6.0% to 9.0% and mature through December 31, 2021. Certain of the notes are collateralized by the related hotel or other tangible assets.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

7. INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED HOTEL JOINT VENTURES:

      The Company has non-controlling ownership interests, ranging from 1.0% to 50.0%, in general partnerships, limited partnerships and limited liability companies formed for the purpose of owning and operating hotels. These investments are accounted for using the equity method, under which method the original investment is increased (decreased) for the Company's share of the joint venture's net income (loss), increased by contributions made and reduced by distributions received. The Company had investments in 14 hotel joint ventures at March 31, 2004, with a total investment balance of $880,000, and 14 hotel joint ventures at December 31, 2003, with a total investment balance of approximately $859,000. The Company is secondarily liable for the obligations and liabilities of the limited partnerships in which it holds a general partnership interest.

      The Company advances funds to hotels in which the Company has a minority ownership interest for working capital and construction purposes. The advances bear interest ranging from the prime rate to 10% per annum and are due on demand. The Company expects the partnerships to repay these advances through the sale of the properties, cash flow generated from hotel operations and mortgage financing. The advances were approximately $2,331,000 and $2,451,000 at March 31, 2004 and December 31, 2003,
      respectively, and are included in investments in and advances to unconsolidated hotel joint ventures in the accompanying consolidated balance sheets.

      During the first quarter of 2004, a joint venture owning a non-AmeriHost Inn hotel, in which the Company has a 50% ownership interest, amended its partnership agreement. The amendment (i) provided for all future capital calls to be funded by the other partner, with no funding obligation by the Company and without dilution of ownership interest to the Company, (ii) clarified the Company's first priority distributions upon the sale of the hotel, (iii) mandated that the hotel be marketed for sale, and (iv) transferred the hotel management responsibilities to an affiliate of the joint venture partner.

      The mortgage balances for the unconsolidated joint ventures have not been included in the Company's consolidated balance sheet. Approximately $8.8 million of the mortgage debt with unconsolidated joint ventures relates to five properties that have been identified to be sold as part of the Company's strategic hotel disposition plan. One mortgage in the amount of approximately $1.7 million matures in November 2004. This mortgage had matured on November 1, 2003, however the lender extended the maturity for one year, and waived a covenant violation for the minimum debt service coverage ratio for 2003. This hotel is included in the hotel disposition plan, and is expected to be sold prior to the loan maturity, with the net proceeds being used to pay off the mortgage. However, if the joint venture is unable to sell the hotel prior to the loan maturity, on acceptable terms, and the lender is unwilling to extend the maturity date of the loan, or if acceptable alternative financing is not available, it could create a default on behalf of the joint venture whereby the lender would look to the Company for repayment of the loan under the guarantee.

      The Company has provided approximately $19.0 million in guarantees as of March 31, 2004, on mortgage loan obligations for ten joint ventures in which the Company holds a minority equity interest, which expire at various dates through March 2024. Other partners also have guaranteed portions of the same obligations. The partners of one of the partnerships have entered into a cross indemnity agreement whereby each partner has agreed to indemnify the others for any payments made by any partner in relation to the guarantee in excess of their ownership interest.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

8. BANK LINE-OF-CREDIT:

      The Company had $4,000,000 and $3,850,000 outstanding on its bank operating line-of-credit at March 31, 2004 and December 31, 2003, respectively. In April 2004, the operating line-of-credit was renewed for a one year period expiring April 30, 2005, and provides for a maximum availability of $4.0 million with a reduction in the maximum availability to $3.5 million on February 28, 2005. In addition, the lender has the right to reduce the maximum availability further based on hotel sales, or as deemed necessary. The operating line-of-credit is collateralized by substantially all the assets of the Company, subject to first mortgages from other lenders on hotel assets, and bears interest at the rate of 10% per annum. The line-of-credit provides for the maintenance of certain financial covenants, including minimum tangible net worth, a maximum leverage ratio, minimum debt service coverage ratio, and minimum net income. The Company was in compliance with all covenants as of March 31, 2004.

9. LONG-TERM DEBT:

      The Company's plan to sell certain hotel assets is expected to result in the payoff of the related mortgage debt, and has been classified in current liabilities, as liabilities of assets held for sale, in the accompanying consolidated balance sheet as of March 31, 2004. The table below presents the total mortgage debt outstanding, as well as the amounts which are contractually due within the next twelve months, regardless of the plan for hotel disposition.

                                                        Outstanding         Contractually
                                                         Balance at        due in the next
                                                       March 31, 2004       twelve months
                                                       --------------      ---------------
Held for Sale - AmeriHost Inn hotels                   $   24,442,718      $     2,361,799
Held for Sale - Other brands                                8,858,802            1,260,617
Operating hotels                                           22,461,151              910,199
Office building                                             4,984,344              284,851
                                                       --------------      ---------------

                                                       $   60,747,015      $     4,817,466
                                                       ==============      ===============

      The above amounts include two mortgages which mature within the next twelve months. These mortgages have an aggregate outstanding balance of $2.5 million as of March 31, 2004, and are secured by hotels held for sale. The Company expects to sell the related hotel assets prior to the mortgage maturity dates and to payoff the mortgages using the sale proceeds. If not sold, the Company expects to refinance or extend the mortgage loans until a sale is consummated.

      The hotel mortgage loans bear interest at the floating rates of prime minus 0.25% to prime plus 2.5% per annum. The office building loan matures January 1, 2006, and bears interest at the floating rate of either prime minus 0.25% or LIBOR plus 2.25%, as chosen by the Company.

      Certain of the Company's hotel mortgage notes and the office building note contain financial covenants, principally minimum net worth requirements, debt to equity ratios, and minimum debt service coverage ratios. These financial covenants are typically measured annually, based on our fiscal year end. The Company was in compliance with all covenants as of March 31, 2004.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

10. SHAREHOLDERS' EQUITY:

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

      Reverse-Forward stock split:

      In November 2003 the Company executed a reverse-forward stock split whereby the shares held by shareholders owning less than 100 shares on the effective date were redeemed and converted into the right to receive cash from the Company. Shareholders owning at least 100 shares as of the effective date were not impacted. A total of 33,332 shares held by approximately 775 shareholders, or 40% of the total shareholders, were converted on the effective date into the right to receive approximately $128,000 in cash. Through March 31, 2004, the Company has paid approximately $43,000 for the redemption of 11,289 shares in connection with the reverse-forward stock split. All shares that were repurchased or redeemed have been retired.

11. BUSINESS SEGMENTS:

      The Company's business is primarily involved in seven segments: (1) hotel operations, consisting of the operations of all hotels in which the Company has a 100% or controlling ownership or leasehold interest, (2) hotel development, consisting of development, construction and renovation of hotels for unconsolidated joint ventures and unrelated third parties,
      (3) hotel sales and commissions, resulting from the sale of AmeriHost Inn hotels, (4) hotel management, (5) employee leasing, (6) incentive and royalty sharing fees due from Cendant, the owner of the AmeriHost Inn brand, and (7) office building rental activities.

      Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, operating income, identifiable assets, capital expenditures and depreciation and amortization for each business segment, which is the information utilized by the Company's decision makers in managing the business:

Revenues                                                    2004                2003
--------                                               -------------       --------------
      Hotel operations                                 $   8,190,234       $    8,859,343
      Hotel development and construction                   1,200,654            1,479,978
      Hotel sales and commissions                          6,839,249            6,443,290
      Hotel management                                       100,622              111,154
      Employee leasing                                       562,276              517,407
      Incentive and royalty sharing fees                     283,408              205,655
      Office building rental and other                       173,907              177,228
                                                       -------------       --------------
                                                       $  17,350,350       $   17,794,055
                                                       =============       ==============

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

11. BUSINESS SEGMENTS (CONTINUED):

                                                                      2004              2003
                                                                 -------------     --------------
Operating costs and expenses
      Hotel operations                                           $   7,468,212     $    8,114,498
      Hotel development and construction                             1,480,392          1,592,127
      Hotel sales and commissions                                    5,543,601          5,240,817
      Hotel management                                                  90,381             64,933
      Employee leasing                                                 545,130            501,922
      Incentive and royalty sharing fees                                     -                  -
      Office building rental and other                                  41,112             49,552
                                                                 -------------     --------------
                                                                 $  15,168,828     $   15,563,849
                                                                 =============     ==============
Identifiable assets
      Hotel operations                                           $  74,533,319     $  100,950,157
      Hotel development and construction                             1,653,591          2,140,883
      Hotel sales and commissions                                            -                  -
      Hotel management                                                 975,530            645,956
      Employee leasing                                                 309,859            515,243
      Incentive and royalty sharing fees                                     -                  -
      Office building rental and other                               6,381,730          6,461,708
      Corporate, including deferred tax asset                        9,859,719          5,117,323
                                                                 -------------     --------------
                                                                 $  93,713,748     $  115,831,270
                                                                 =============     ==============
Capital Expenditures
      Hotel operations                                           $     259,923     $    1,772,762
      Hotel development and construction                                     -             15,218
      Hotel sales and commissions                                            -                  -
      Hotel management                                                   1,955              6,658
      Employee leasing                                                       -                  -
      Incentive and royalty sharing fees                                     -                  -
      Office building rental and other                                   1,354                799
      Corporate                                                          1,475                732
                                                                 -------------     --------------
                                                                 $     264,707     $    1,796,169
                                                                 =============     ==============

Depreciation/Amortization
      Hotel operations                                           $     803,411     $      946,124
      Hotel development and construction                                   700              1,114
      Hotel sales and commissions                                            -                  -
      Hotel management                                                  10,167             11,727
      Employee leasing                                                     347                569
      Incentive and royalty sharing fees                                     -                  -
      Office building rental and other                                  39,767             40,557
      Corporate                                                          9,218             33,944
                                                                 -------------     --------------
                                                                 $     863,610     $    1,034,035
                                                                 =============     ==============

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

12. PLAN FOR FUTURE HOTEL DISPOSITIONS:

      Sale of hotels

      Effective July 10, 2003, the Company implemented a plan to sell approximately 25 - 30 hotel properties over a period of two years. The properties to be sold included 20-25 AmeriHost Inns and six non-AmeriHost hotels that are wholly owned or in which the Company has an ownership interest. The Company has hired several regional and national hotel brokerage firms to market most of the properties and manage the sales process. The Company expects this plan to reduce debt and generate cash to pursue development and other strategic objectives as well as accelerate the economic benefits of the Company's transaction with Cendant Corporation, the owner of the AmeriHost Inn franchise system. However, there can be no assurances under the plan as to timing, terms of sale, or that any additional sales will be consummated.

      The Company sold two wholly-owned AmeriHost Inn hotels during the three months ended March 31, 2004. Gross sale proceeds, net of closing costs, from these hotels was approximately $6.8 million, which has been included in hotel sales and commission revenue in the accompanying consolidated financial statements. The net book value of these hotels at the time of their sales was approximately $5.5 million, resulting in operating income from the sale of these hotels of approximately $1.3 million. In addition, approximately $3.9 million in mortgage debt was paid off with proceeds from the sale of these hotels.

      During the three months ended March 31, 2003, the Company sold two wholly-owned AmeriHost Inn hotels. Gross sale proceeds, net of closing costs, was approximately $6.4 million; net book value of these hotels at the time of their sales was approximately $5.2 million, resulting in operating income from the sale of these hotels of approximately $1.2 million; and mortgage debt of approximately $4.2 million was paid off with the proceeds. In addition, a joint venture in which the Company had a minority ownership interest sold its hotel asset during the first quarter of 2003. The Company accounted for this joint venture by the equity method and included its share of the gain from this sale in equity in net income and (losses) of unconsolidated joint ventures in the accompanying consolidated financial statements.

      Impairment

      On January 1, 2002, the Company adopted SFAS 144, "Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for Long-Lived assets (SFAS
      144)". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires a long-lived asset to be sold to be classified as "held for sale" in the period in which certain criteria are met, including that the sale of the asset within one year is probable. In addition, the debt that is expected to be paid off as a result of these hotel sales has been classified as current liabilities in the accompanying consolidated financial statements. SFAS 144 also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from the Company's ongoing operations. However, the disposition of AmeriHost Inn hotels, although classified as "held for sale" on the accompanying consolidated balance sheets, have not been treated as discontinued operations due to the ongoing royalty fees to be earned by the Company after their disposition. In addition, in accordance with this literature, depreciation ceased on the hotel assets that have been classified as "held for sale".

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

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003


12. PLAN FOR FUTURE HOTEL DISPOSITIONS (CONTINUED):

      During 2003, in connection with the implementation of the plan to sell hotels, the Company recorded non-cash impairment charges of approximately $6.0 million, including approximately $909,000 which was included in "discontinued operations," related to the hotels targeted for sale as a result of current market conditions and the change in holding periods of the properties. The Company recorded $320,00 and $100,000 in non-cash impairment charges during the first three months of 2004 and 2003, respectively, related to consolidated AmeriHost Inn hotels and unconsolidated hotels. In addition, approximately $411,000 in non-cash impairment charges related to consolidated non-AmeriHost Inn hotels anticipated to be sold, have been included in "discontinued operations" during the three months ended March 31, 2004. The non-cash impairment charges represent adjustments to reduce the carrying value of certain hotel assets to the estimated sales prices, net of estimated costs to sell.

13. DISCONTINUED OPERATIONS:

      The Company has reclassified its consolidated statements of operations for the three months ended March 31, 2004 and 2003, to reflect discontinued operations of seven consolidated non-AmeriHost Inn hotels sold during this period, or to be sold pursuant to the plan for hotel dispositions within the next twelve months. This reclassification has no impact on the Company's net income or net income per common share. Non-AmeriHost Inn hotels sold or held for sale, which are owned by joint ventures and accounted for using the equity method of accounting, are not presented as "discontinued operations," nor are the sales of the AmeriHost Inn hotels due to the Company's long-term royalty sharing agreement for all non-Company owned AmeriHost Inn hotels. Condensed financial information of the results of operations for the hotels presented as discontinued operations is as follows:

                                             2004                2003
                                          -----------        ------------
 Hotel Operations:
      Revenue                             $   885,396        $  1,363,634
      Costs and expenses                      967,103           1,616,779
                                          -----------        ------------

                                              (81,707)           (253,145)

      Depreciation and amortization                 -             318,588
      Leasehold rents - hotels                      -              64,850
      Hotel impairment provision              411,586                   -
                                          -----------        ------------
Operating loss                               (493,293)           (636,583)

Other income (expense):
      Interest expense                       (155,712)           (199,575)
      Other income (expense)                   17,948                (938)
                                          -----------        ------------

Loss from discontinued
   operations, before minority
   interests and income taxes                (631,057)           (837,096)

Minority interests in (income) loss
   of consolidated joint ventures                   -             (67,939)

                                          -----------        ------------
Loss from discontinued operations,
   before income taxes                       (631,057)           (769,157)

Income tax benefit                           (252,423)           (307,000)

                                          -----------        ------------
Net loss from discontinued operations     $  (378,634)       $   (462,157)
                                          ===========        ============

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

13.  DISCONTINUED OPERATIONS (CONTINUED):

      Five consolidated non-AmeriHost Inn hotels to be sold pursuant to the plan for hotel disposition, the operations of which are included in discontinued operations, have been classified as held for sale in the accompanying consolidated balance sheet as of March 31, 2004. Condensed balance sheet information for these hotels is as follows:

                                                             March 31,
                                                              2004
                                                          --------------
                     ASSETS
Current assets:
      Cash and cash equivalents                            $    163,790
      Accounts receivable                                       139,652
      Prepaid expenses and other current assets                  38,978
                                                           ------------
         Total current assets                                   342,420
                                                           ------------

Property and equipment                                       14,250,714
Less accumulated depreciation and amortization               (4,329,857)
                                                           ------------
                                                              9,920,857
                                                           ------------

Other assets, net of accumulated amortization                   177,114
                                                           ------------
                                                           $ 10,440,391
                                                           ============

                  LIABILITIES

Current liabilities:
      Accounts payable                                     $    176,627
      Accrued payroll and other expenses                        360,883
      Current portion of long-term debt                         360,974
                                                           ------------
         Total current liabilities                              898,484

Long-term debt, net of current portion                        8,497,828

Equity                                                        1,044,079
                                                           ------------
                                                           $ 10,440,391
                                                           ============

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

14. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

      Sale/leaseback of hotels:

      In 1998 and 1999, the Company completed the sale of 30 AmeriHost Inn hotels to PMC Commercial Trust ("PMC"), a real estate investment trust ("REIT") for $73.0 million. Upon the respective sales to PMC, a subsidiary of the Company entered into agreements to lease back the hotels. The leases had an initial term of 10 years, and in January 2001, the master lese agreement with PMC was amended to allow either PMC or the Company to extend the leases for a five-year period, through 2013. The lease payments are currently 10.51% of the sale price and are subject to an annual CPI increase with a 2% maximum. All of these leases are triple net and provide for monthly base rent payments ranging from $14,000 to $27,000.

      The January 2001 amendment also provided for the sale by PMC to third parties or to the Company, eight unidentified hotels under specified terms, with the specific hotels to be chosen by both PMC and the Company. The amendment provides for four increases in rent payments of 0.25% each, if these hotels are not sold to a third party or purchased by the Company by the dates specified. As of March 31, 2004, the first three scheduled rent increases were not effective due to the sale of hotels by PMC to the Company. The Company is obligated to either facilitate the sale of one hotel to a third party, or purchase it from PMC at a price of approximately $2.6 million by June 5, 2004, or the fourth 0.25% rent increase of approximately $127,000 on an annual basis becomes effective. The Company is in discussions with PMC to extend this obligation, as discussed below. If the Company decides to purchase this hotel, it intends to fund the $2.6 million purchase price with a combination of mortgage debt to be obtained and cash from operations or working capital. In addition to the three hotels sold to the Company, PMC has also sold six hotels to third parties since the lease inception, resulting in 21 hotels currently leased by the Company from PMC as of March 31, 2004.

      The gains from the sale of the hotels to PMC were deferred for financial statement reporting purposes, due to the continuing involvement with the long-term lease agreement, and are being amortized on a straight-line basis into income as a reduction of leasehold rent expense over the 15-year term, including the five-year extension option. At March 31, 2004, the balance of this deferred income was approximately $6.3 million.

      In 2004, the Company entered into discussions with PMC, on behalf of its subsidiary, with the objective to restructure these long-term lease agreements, including the extension of the obligation discussed above, and to allow for the sale of the hotels to third parties. On March 12, 2004, the subsidiary entered into a temporary letter agreement with PMC which provided that base rent will continue to accrue at the rate of approximately $445,000 per month, as set forth in the lease agreements; however the base rent payments required to be paid on March 1, 2004 and April 1, 2004 were reduced to approximately $360,000 per month, with the March 1, 2004 payment being due and payable upon the execution of the temporary letter agreement. In addition, the subsidiary was allowed to utilize $200,000 of its security deposit held with PMC to partially fund these payments. Prior to its expiration on April 30, 2004, the terms of the temporary letter agreement were extended for an additional one month period, providing for the same reduced rent payment for May 2004. In addition, upon the expiration of the temporary letter agreement (as revised) on May 31, 2004, the deferred portion of the base rent (approximately $264,000) plus the $200,000 needed to restore the security deposit to its March 12, 2004 balance will be payable to PMC in four equal monthly installments beginning June 1, 2004. While the objective is to reach a restructured agreement prior to the expiration of the temporary letter agreement, there can be no assurance that the leases will be restructured on terms and conditions acceptable to the Company, if at all.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003


14. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED):

      Hotel lease:

      A joint venture in which the Company has a controlling ownership interest leases one non-AmeriHost Inn hotel. This lease is triple net, and provided for rent payments of $20,000 per month. The lease was scheduled to expire May 31, 2010, however, in May 2004, the terms of the lease were revised to
      (i) change the monthly lease payments from $240,000 per year to an amount based on a percentage of hotel room revenue, with a minimum of $90,000 on an annual basis, and (ii) to change the lease expiration date to the earlier of November 1, 2005, or when and if, the landlord sells the property, redevelops the property, or leases the property to a new tenant. In addition, the Company will receive a portion of the residual value of the furniture, fixtures, and equipment upon termination of the lease.

      Construction in progress:

      As of March 31, 2004, the Company had entered into non-cancelable subcontracts for approximately $321,000 in connection with the construction of a new hotel, representing a portion of the total estimated construction costs for this hotel. These commitments will be funded through construction and long-term mortgage financing currently in place.

      Employment agreement:

      The Company has entered into employment agreements with its Chief Executive Officer, its Chief Financial Officer and three other executives. The agreements expire January 2005 through December 2005, and provide for total annual base compensation of $907,000. The agreements also provide for performance bonuses tied to company performance, and are payable in a combination of cash and restricted common stock of the Company, with the restricted stock to be issued pursuant to the 2003 Long Term Incentive Plan adopted by the shareholders in 2003.

      Legal matters:

      The Company and certain of its subsidiaries are defendants in various litigation matters arising in the ordinary course of business. In the opinion of management, the ultimate resolution of all such litigation matters is not likely to have a material effect on the Company's financial condition, results of operation or liquidity.

15. SUPPLEMENTAL CASH FLOW DATA:

      The following represents the supplemental schedule of noncash investing and financing activities for the three months ended March 31:

                                                  2004           2003
                                               ----------     ----------
Notes received in connection with the
  sale of hotels                               $  100,000     $  150,000
                                               ==========     ==========

Interest paid, net of interest capitalized     $1,013,175     $1,300,742
                                               ==========     ==========

16. NEW ACCOUNTING STANDARDS:

      In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether or not it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. The Company is required to adopt the requirements of FIN 46R for interim periods ending after December 15, 2004. This Interpretation requires that the Company present any variable interest entities in which it has a majority variable interest on a consolidated basis in its financial statements. The Company is continuing to assess the provisions of this Interpretation and the impact to the

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

16. NEW ACCOUNTING STANDARDS (CONTINUED):

      Company of adopting this Interpretation. Therefore the following amounts may change based upon additional analysis. Due to the adoption of this Interpretation, the Company expects that it will begin to present its investments in four joint ventures in which it has a majority variable interest, as determined in accordance with the provisions of this Interpretation, on a consolidated basis in its financial statements beginning with the consolidated financial statements issued for the quarterly period ended December 31, 2004. The consolidation of these joint ventures is expected to add approximately $10.0 million in assets and $8.1 million in liabilities to the Company's consolidated balance sheet. As of December 31, 2003, the Company had investments in, and advances to, these joint ventures of approximately $1.8 million, which was presented as such under the equity method of accounting in the accompanying consolidated financial statements. The Company expects that it will continue to present all of its other unconsolidated investments under the equity method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      FORWARD LOOKING STATEMENTS

      Information both included and incorporated by reference in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on various assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as "intent," "plan," "may," "should," "will," "project," "estimate," "anticipate," "believe," "expect," "continue," "potential," "opportunity," and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. All statements regarding our expected financial position, business and financing plans are forward-looking statements.

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

         - ability to refinance debt and restructure our lease agreements with PMC;

         -    rising interest rates;

         -    rising insurance premiums;

         -    competition;

         - supply and demand for hotel rooms in our current and proposed market areas,including the existing and continuing weakness in business travel and lower-than-expected daily room rates; and

         - other factors that may influence the travel industry, including health, safety and economic factors.

      These risks and uncertainties, along with the risk factors discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2003, and those risk factors discussed under "Risk Factors" herein, should be considered in evaluating any forward-looking statements contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

      EXECUTIVE OVERVIEW

      We are engaged primarily in developing, selling, owning, operating and managing limited service hotels, without food and beverage facilities, primarily AmeriHost Inn hotels. Our hotels are concentrated primarily in the Midwestern U.S., however we have developed a number of hotel properties in California and the South Central U.S. over the past several years. Our portfolio, as well as the changes in 2004 are summarized as follows:

                               Hotels at                Hotels               Hotels             Hotels at
                               12/31/03             Sold/Disposed        Opened/Acquired        03/31/04
                           -----------------      -------------------   ------------------  -------------------
                            Hotels     Rooms       Hotels     Rooms     Hotels      Rooms    Hotels     Rooms
                           --------   ------      --------   --------   -------   --------  --------   --------
Consolidated (1):
   AmeriHost Inn hotel        49      3,161          (2)       (144)       -         -         47       3,107
   Other brands                5        692           -           -        -         -          5         692
                              --      -----          --        ----      ---       ---        ---       -----
                              54      3,853          (2)       (144)       -         -         52       3,709
                              --      -----          --        ----      ---       ---        ---       -----

Unconsolidated:
   Amerihost Inn hotel         8        574           -           -        -         -          8         574
   Other brands                2        228           -           -        -         -          2         228
                              --      -----          --        ----      ---       ---        ---       -----
                              10        802           -           -        -         -         10         802
                              --      -----          --        ----      ---       ---        ---       -----

Totals:
   AmeriHost Inn hotel        57      3,735          (2)       (144)       -         -         55       3,591
   Other brands                7        920           -           -        -         -          7         920
                              --      -----          --        ----      ---       ---        ---       -----
                              64      4,655          (2)       (144)       -         -         62       4,511
                              --      -----          --        ----      ---       ---        ---       -----

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

         - Operating expenses from Amerihost Inn hotel sales equal to the net book value of consolidated AmeriHost Inn hotels we sell.

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

We paid off approximately $3.9 million in mortgage debt in the first quarter of 2004, in connection with the sale of two hotels. We expect to decrease our mortgage debt further as we sell additional hotels. Total annual debt service for the hotels currently in our portfolio, excluding mortgages which mature in the next 12 months, is approximately $5.5 million for all of our consolidated hotels. Total annual debt service for our current portfolio of unconsolidated joint ventures, excluding mortgages which mature in the next twelve months, is approximately $1.9 million. However, if certain anticipated hotel sales occur, these obligations would decrease, as the related mortgage debt would be paid off with the proceeds therefrom.

In May 2004, the one joint venture which operates its hotel under a lease, revised the terms of the lease agreement. The revised agreement reduced the annual lease payments from $240,000 to a percentage of hotel room revenue with a minimum of $90,000 on an annual basis, and changed the lease expiration date from May 31, 2010 to the earlier of November 1, 2005, or when, and if, the landlord sells the property, redevelops the property, or leases the property to a new tenant.

In 1998 and 1999, our subsidiary completed a sale and lease back transaction with PMC Commercial Trust ("PMC"), a real estate investment trust ("REIT"), for 30 AmeriHost Inn hotels. Since then, PMC has sold, or we have repurchased, nine hotels, leaving 21 hotels currently leased from PMC. The leases expire in 2008, subject to a five-year extension as elected by either our subsidiary or PMC, as provided in an amendment executed in January 2001. The lease payments are currently at 10.51% of the sales prices per annum, and are subject to annual CPI increases with a 2% maximum. Our subsidiary's current lease obligation for these 21 hotels is approximately $5.3 million on an annual basis. We have guaranteed our subsidiary's obligation under the leases.

The January 2001 master lease amendment also provided for the sale of eight unidentified hotels to third parties or to the Company under specified terms. The amendment provides for four increases in rent payments of 0.25% each, if these hotels are not sold to a third party or purchased by us by the dates specified. As of March 31, 2004, the first three scheduled rent increases were avoided due to the sale of hotels by PMC to us. The fourth 0.25% increase of approximately $127,000 on an annual basis becomes effective if we do not either facilitate the sale to a third party, or purchase from PMC, one specified hotel at a price of approximately $2.6 million by June 5, 2004. The Company is in discussions with PMC to extend this obligation, as discussed below. If we decide to purchase this hotel, we intend to fund the $2.6 million purchase price with a combination of mortgage debt, the source of which has not yet been identified, and cash from operations or working capital. In addition to the hotels sold pursuant to this amendment, PMC has also sold six other hotels to third parties. We facilitated all of the sales of hotels by PMC to third parties, and have received a commission from PMC for this service.

Due to numerous economic and market-driven factors relating to these 21 remaining hotels, the parent Company, Arlington Hospitality, Inc., has had to fund, on behalf of our subsidiary, from other operating sources such as the sale of hotels, a significant portion of the approximate $5.3 million annual lease obligation, as the aggregate operating cash flow from these hotels in 2003 was insufficient to meet the lease obligation. We have entered into discussions with PMC, on behalf of our subsidiary, with the objective to restructure these long-term lease agreements, including the extension of the obligation discussed above, and to provide for the sale of the hotels to third parties. On March 31, 2004, we entered into a temporary letter agreement with PMC that expired on April 30, 2004. The temporary letter agreement provided that base rent will continue to accrue at the rate of approximately $445,000 per month, as set forth in the lease agreements; however the base rent payments required to be paid on March 1, 2004 and April 1, 2004 were reduced to approximately $360,000 per month, with the March 1, 2004 payment being due and payable upon the execution of the temporary letter agreement. In addition, we were allowed to utilize $200,000 of our security deposit held with PMC to partially fund these payments. On April 30, 2004, the temporary letter agreement was revised to extend its terms for one additional month, which reduced the base rent payable on May 1, 2004 from approximately $445,000 to approximately $360,000. Additionally, the deferred portion of the March, April and May 2004 rent (approximately $264,000), plus the $200,000 needed to restore the security deposit to its March 12, 2004 balance, will be payable to PMC in four equal monthly installments beginning June 1, 2004.

Our objective of the contemplated restructuring is to improve our operating results and cash flow with respect to these hotels, and to agree on a plan that would transfer these hotels to third party operators through the sale of the properties. The sale of these hotels is consistent with our strategic objectives, as discussed above. While our objective is to reach a restructured agreement prior to the expiration of the temporary letter agreement (as revised), there can be no assurance that the leases will be restructured on terms and conditions acceptable to us, if at all, or that a restructuring will improve operating results and cash flow, or provide for the sale of the hotels to third party operators.

At the corporate level, our sole financing source is our operating line-of-credit with LaSalle Bank NA. This line-of-credit is a revolving facility, allowing us to take advances when needed, up to the allowed maximum, and to repay any advances without penalty. This facility also requires us to satisfy financial covenants such as minimum net worth, maximum debt to net worth, minimum net income, and minimum debt service ratio. Our current maximum availability under the line-of-credit is $4.0 million, subject to adjustments discussed below. As of March 31, 2004 the outstanding balance on the line-of-credit was $4.0 million.

Overall industry and economic factors

The lodging industry's performance, and the related travel patterns of both business and leisure travelers, generally follows the trends of the overall U.S. economy. Both the U.S. economy and the lodging industry began to decline in 2001. The performances of our hotels have followed this same trend. As the U.S. economy began to show signs of improvement in 2003, the lodging industry has followed in the latter part of 2003 and we continue to see improvement in 2004. However, historically we have seen that lodging demand trends will typically lag six to nine months behind these economic trends. Based on the economic forecasts such as the GDP growth forecast, our industry outlook for the remainder of 2004 is optimistic.

The downturn in the lodging industry has also negatively impacted the values of hotel assets. In an environment with declining revenues and margins, the prices at which hotels are sold have generally been relatively lower than prior to the economic downturn. Fluctuations in values could have a material adverse or positive impact on our plan to sell a significant number of hotels on an accelerated basis in 2004 and 2005, and the net cash proceeds that we receive.

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

The table below shows our same room AmeriHost Inn hotel RevPAR results versus the mid-scale without food and beverage segment of the limited service hotel industry over the past eight years and in 2004, through March. The variance in 2004 can be attributed to the lagging economic recovery in the Midwestern U.S., which is where our hotels are primarily located.

                                  RevPAR Growth

                                                                                                                  YTD(3)
                              1996       1997     1998      1999       2000        2001      2002       2003       2004
                             ------     ------   ------    ------     ------      ------    -------    ------     ------
AmeriHost Inn Hotels (1)     14.5%       3.9%     9.4%      7.2%        5.9%      (2.1%)      3.7%      (0.3%)      2.3%
Limited service segment,
  without food and
  beverage (2)                3.5%       3.2%     3.1%      2.2%        4.4%      (1.6%)     (0.6%)      0.5%       6.3%

    (1) Includes all AmeriHost Inn hotels we owned and operated, including unconsolidated minority-owned hotels, operating for at least 13 full months during the periods presented.

    (2)   According to Smith Travel Research, a leading industry analyst.

    (3)   Through March 2004.

A related revenue measure for our hotels is the RevPAR penetration index. The RevPAR penetration index reflects each property's RevPAR in relation to the RevPAR for that property's competitive set. We use the measure as an indicator of a property's market share. For example, a RevPAR penetration index of 100 would indicate that a hotel's RevPAR is, on average, the same as its competitors. A RevPAR penetration index exceeding 100 would indicate that a hotel maintains a RevPAR premium in relation to its competitive set, while a RevPAR penetration index below 100 would be an indicator that a hotel is under performing its competitive set. One critical component in this calculation is the determination of a hotel's competitive set. Factors that we consider include geographic proximity, as well as the level of service provided at the property. Our methodology for determining a hotel's competitive set, however, may differ for those used by other owners and/or managers. From a market penetration standpoint, in the aggregate, our AmeriHost Inn hotels were at an index of 99.2 for the three months ended March 31, 2004.

We believe that many factors contribute to the RevPar penetration index. Some factors which may negatively impact the index at some of our hotels, include:

      - the relatively smaller size of the AmeriHost Inn brand compared to many other hotel brands with significant critical mass and market penetration,

      - a lower contribution rate from the AmeriHost Inn reservation system compared to many other hotel brands, and the level of new competition in the local markets which compete directly with our hotels.

Despite some positive trends with regard to same room revenue and RevPAR penetration, the cash flow from the operations of many of our hotels in 2003 was not sufficient to pay their related mortgage debt service, lease obligations, and ongoing capital expenditures. Our operating margins declined significantly in 2003 as many expenses increased substantially, including employee wages and benefits, insurance, maintenance, utilities, and property taxes. During the first quarter of 2004, we made improvements in controlling some of these costs, including insurance and energy. We have a significant amount of debt and obligations under long-term leases, such as the leases with PMC, requiring us to dedicate a substantial portion of our cash flow from our overall operations, including our business activities other than hotel operations, to make these required payments.

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

LaSalle Bank NA, the lender for our corporate line-of-credit has decreased the availability under this facility over the past two years. We have recently executed a renewal with LaSalle Bank for this facility through April 30, 2005 at an initial maximum availability of $4.0 million. The reduction from the previous level of $5.5 million was the result of the sale of two hotel properties during the first quarter of 2004 with the proceeds used to pay down the line of credit balance. In addition, the terms require that the maximum availability under the facility be reduced to $3.5 million on February 28, 2005, and also provides LaSalle Bank with the right to reduce the maximum availability further, based on future hotel sales, or as deemed necessary. The renewed facility bears interest at the rate of 10% per annum.

Our $20 million new construction loan facility expired October 31, 2003 without renewal. Historically, we have used local, regional, and national lenders, including this new construction loan facility. Mortgage financing is a critical component of the hotel development process and we are continually seeking financing sources. If we, or the hotel joint ventures in which we are a partner, are unable to obtain adequate mortgage financing on acceptable terms, our ability to develop new hotels will be significantly limited.

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

SUMMARY OF FIRST QUARTER 2004 RESULTS

Total revenues decreased 2.5% in the first quarter of 2004, due primarily to the fewer number of Consolidated AmeriHost Inn hotels operated in the first quarter of 2004 versus the first quarter of 2003. Total revenues from Consolidated AmeriHost Inn hotels decreased from $8.5 million to $7.8 million during the first quarter of 2004, due primarily to the sale of six hotels in 2003, partially offset by an increase in same room revenues from these hotels of 0.8% for the first three months of 2004 compared to 2003. Revenues from the development segment also decreased during the first quarter of 2004, as we recognized less revenue on the one AmeriHost Inn hotel we were building for a joint venture in the first quarter of 2004, versus the one hotel we built for a joint venture in 2003. Revenues from hotel sales and commissions increased during the first quarter of 2004, as a result of the sale of two AmeriHost Inn hotels during the first quarter of 2004 at a greater total price than the two wholly owned AmeriHost Inn hotels sold during the first quarter of 2003. Incentive and royalty sharing revenues increased 37.8% to approximately $283,000 in the first quarter of 2004. We recorded a net loss of $1.6 million for the first quarter of 2004, compared to a net loss of $1.5 million in 2003. These results include non-cash hotel impairment provisions recorded in the first quarter of 2004 and 2003, and discontinued operations related to non-AmeriHost Inn hotels which have been recorded in connection with the implementation of the plan for hotel disposition and hotel development repositioning as discussed below. The results for the three months ended March 31, 2004 and 2003 are summarized as follows:

                                                           (In thousands)
                                                       2004            2003
                                                   ------------   ------------
Net loss from continuing operations,
   before impairment                               $ (1,004,692)  $   (960,363)

Impairment provision, net of tax                       (192,080)       (60,000)
                                                   ------------   ------------
Net loss from continuing operations                  (1,196,772)    (1,020,363)

Discontinued operations, net of tax                    (378,634)      (462,157)

Net loss                                           $ (1,575,406)  $ (1,482,520)
                                                   ============   ============

Net loss per share - Diluted:
   From continuing operations                      $      (0.24)  $      (0.20)
   From discontinued operations                           (0.07)         (0.10)
                                                   ------------   ------------

                                                   $      (0.31)  $      (0.30)
                                                   ============   ============

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

In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether or not it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. The Company is required to adopt the requirements of FIN 46R for interim periods ending after December 15, 2004. This Interpretation requires that the Company present any variable interest entities in which it has a majority variable interest on a consolidated basis in its financial statements. The Company currently anticipates consolidating four variable interest entities upon the application of FIN 46R, however the Company is continuing to assess the provisions of this Interpretation and the impact to the Company of adopting this Interpretation. Therefore, the impact may change based upon this additional analysis. The consolidation of these four joint ventures is expected to add approximately $10.0 million in assets and $8.1 million in liabilities to the Company's consolidated balance sheet. As of December 31, 2003, the Company had investments in, and advances to, these joint ventures of approximately $1.8 million, which was presented as such under the equity method of accounting in the accompanying consolidated financial statements. The Company expects that it will continue to present all of its other unconsolidated investments under the equity method.

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

Hotel operations

The revenue from the operation of a Consolidated hotel is recognized as part of the hotel operations segment when earned. Typically, cash is collected from the guest at the time of check-in or checkout, however we also extend credit to selected corporate customers. The reserve for doubtful accounts is reviewed periodically for reasonableness and is considered appropriate as of March 31, 2004.

Hotel sales and commissions

Our intention is to operate the consolidated AmeriHost Inn hotels until a buyer is found at an appropriate price. We may actively try to sell the hotel during the construction period, upon opening, or anytime thereafter. Unless specifically identified as held for sale, we will depreciate the hotel assets and classify them as investment assets while we operate the hotel, since it is not assured that a sale will ultimately be consummated. When a sale is consummated, we record the hotel sale price as revenue and the net cost basis of the hotel asset as expense, as part of our ongoing operational activity. From time to time, PMC, a REIT that owns certain of our leased hotels, has sold its hotels. We have earned a commission from PMC for our services in facilitating these sales to third parties. This commission is recorded as revenue when the sale is consummated.

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

Sale and Leaseback of Hotels

During 1998 and 1999, we sold 30 hotels to PMC Commercial Trust, a real estate investment trust, for approximately $73 million. Upon the sale of the hotels, our subsidiary simultaneously entered into agreements to lease back each of the hotels from the PMC. The leases are for an initial term of 15 years, including a five-year renewal at the option of either PMC or us, as provided in an amendment dated January 2001, and provide for rent in the current amount of 10.51% of the original sale price, increased annually by the lesser of 2% or the CPI adjustment. The gains from the sale of the hotels in 1998 and 1999 were deferred for financial statement reporting purposes, due to the continuing involvement with the long-term lease agreement, and are being amortized on a straight line basis into income as a reduction of leasehold rent expense over the 15-year initial term. Upon the sale of a hotel, which is owned by PMC to an unaffiliated third party, the remaining unamortized deferred income is recognized as gain on sale of fixed assets in our consolidated financial statements. We are currently in discussions with PMC to restructure the lease agreements and provide for the sale of all the leased hotels (See "Executive Overview - hotel and corporate level financing" above).

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

In July 2003, we implemented a plan to sell approximately 25 to 30 hotels over a two year period. In connection with the implementation of the plan to sell hotels, and in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for Long-Lived Assets," we have recorded non-cash impairment charges during 2004 and 2003, related to the hotels targeted for sale. The non-cash impairment charges relating to consolidated non-AmeriHost Inn hotels anticipated to be sold, have been included in "discontinued operations." The non-cash impairment charge represents an adjustment to reduce the carrying value of certain hotel assets to the estimated sales prices, net of estimated costs to sell.

Based on the implementation of this plan for hotel dispositions, the hotel assets identified for sale, which are being actively marketed and expected to be sold within a twelve month period, have been classified as "held for sale" on the accompanying consolidated balance sheet as of March 31, 2004. Hotels identified as part of the plan of disposition, which are not currently marketed, and are not expected to be sold within the next twelve months, have not been classified as "held for sale." The debt that is expected to be paid off as a result of these hotel sales has been classified as current liabilities in the accompanying consolidated financial statements. The results of the operations of business components which have been disposed of or classified as "held for sale" are to be reported as discontinued operations if such operations and cash flow have been or will be eliminated from our ongoing operations. Accordingly, the disposition of non-AmeriHost Inn hotels have been treated as discontinued operations. However, the disposition of AmeriHost Inn hotels, although classified as "held for sale" on the accompanying consolidated balance sheet, have not been treated as discontinued operations due to the ongoing royalty fees to be earned by us after their disposition. In addition, in accordance with this literature, we have ceased depreciating the hotel assets that have been classified as "held for sale."

If the Company determines that a property is no longer for sale, or if a property does not sell, after a certain period of time, under certain conditions, a depreciation expense adjustment may be recorded at that time, up to the amount of depreciation that would have been recorded during the period that the asset was classified as "held for sale." During the fourth quarter of 2003, two AmeriHost Inn hotels previously classified as "held for sale" were reclassified back to operating assets since we no longer were actively marketing these properties for sale. In accordance with SFAS 144, depreciation was recorded through December 31, 2003, as if the hotels were never classified as "held for sale". We anticipate reviewing the market status of hotels currently "held for sale" sometime later in 2004, which assessment may result in additional depreciation adjustments if any hotels are removed from the "held for sale" classification.

HOTEL DISPOSITION PLAN AND RESTRUCTURING

In 2001 and 2002, we sold, or have facilitated the sale for joint ventures for a landlord, 17 hotel properties. However, during 2003, new senior management, and the board of directors, determined that the sale of a significantly higher number of hotel properties would assist us achieving our financial and growth objectives, as well as support our liquidity. The sale of the hotels is expected to:

      - provide liquidity for operational and ongoing capital expenditure needs;

      -  reduce outstanding debt;

      -  increase operating cash flow of the hotel operations segment;

      - accelerate the generation and realization of development incentive and royalty-sharing fees from our agreements with Cendant; and

      - provide capital for future new hotel development and/or acquisition and conversion of existing hotels.

In July 2003, we adopted a strategic plan to sell approximately 25 to 30 hotel properties over a two year period. The properties to be sold include 20 to 25 AmeriHost Inns and six non-AmeriHost hotels that are wholly or partially-owned. The decision to recommend the sale of a hotel property is made by our senior management team and approved by a majority of the board of directors or a committee thereof. We sold 11 hotels (including six hotels as part of this disposition plan) in 2003, more than any other year in our history. We sold two hotels during the first quarter of 2004. The financial impact for the first quarter of 2004, and for the strategic plan to sell hotels to date, is summarized as follows:

                                                          (in thousands)
                                                        Net cash
                                       Number           proceeds      Mortgage      Cendant
                                         of          after mortgage    debt        Incentive
                                       hotels           Payoff       reduction      Fees (1)
                                       ------        --------------  ----------    ---------
Consolidated hotels:
         AmeriHost Inn hotels             2              $2,909        $ 3,851      $   417
         Other brand hotels               -                   -              -            -
                                        ---              ------        -------       ------

                                          2              $2,909        $ 3,851       $  417
                                        ---              ------        -------       ------
Unconsolidated hotels:
         AmeriHost Inn hotels             -                   -              -            -
         Other brand hotels               -                   -              -            -
                                        ---              ------        -------       ------
                                          -                   -              -            -
                                        ---              ------        -------       ------

Total                                     2              $2,909        $ 3,851       $  417
                                        ===              ======        =======       ======

Total, since the implementation of
   the strategic plan to sell hotels      8              $7,778        $12,567       $1,457
                                        ===              ======        =======       ======


      (1) These fees are deferred for financial statement reporting purposes, and amortized as revenue over a 76-month period.

An integral part of our growth plan, profitability, and liquidity is our ability to sell hotels, including those under the plan for disposition, as well as our other existing hotels, and hotels we develop in the future.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

The following tables set forth our selected operations data for the three months ended March 31, 2004 and 2003. This data should be read in conjunction with our financial statements in Item 1 of this Form 10-Q.

                                            Three Months Ended             Three Months Ended
                                              March 31, 2004                 March 31, 2003
                                       ----------------------------     -------------------------          %
                                          Amount          % of            Amount         % of           Increase
                                        (thousands)     Revenues        (thousands)    Revenues        (Decrease)
                                       ------------   -------------     ------------  -----------      ----------
Revenue:
   Hotel operations:
     AmeriHost Inn hotels              $      7,819       45.1%          $  8,523        47.9%           (8.2%)
     Other hotels                               371        2.1%               337         1.9%           10.1%
   Development and construction               1,201        6.9%             1,480         8.3%          (18.9%)
   Hotel sales and commissions                6,839       39.5%             6,443        36.2%            6.1%
   Management services                          101        0.6%               111         0.6%           (9.5%)
   Employee leasing                             562        3.2%               517         2.9%            8.7%
   Incentive and royalty sharing                283        1.6%               206         1.2%           37.8%
   Office building rental                       174        1.0%               177         1.0%           (1.9%)
                                       ------------      -----           --------       -----           ------
                                             17,350      100.0%            17,794       100.0%           (2.5%)
                                       ------------      -----           --------       -----           ------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003 (CONTINUED)

                                            Three Months Ended             Three Months Ended
                                             March 31, 2004                 March 31, 2003
                                       ----------------------------     -------------------------          %
                                          Amount          % of            Amount          % of          Increase
                                        (thousands)     Revenues        (thousands)     Revenues       (Decrease)
                                       ------------   -------------     -----------   -----------      ----------
Operating costs and expenses:
   Hotel operations:
     AmeriHost Inn hotels                     7,029       89.9%               7,664       89.9%           (8.3%)
     Other hotels                               440      118.4%                 450      133.6%           (2.5%)
   Development and construction               1,480      123.3%               1,592      107.6%           (7.0%)
   Hotel sales and commissions                5,544       81.1%               5,241       81.3%            5.8%
   Management services                           90       89.8%                  65       58.4%           39.2%
   Employee leasing                             545       97.0%                 502       97.0%            8.6%
   Office building rental                        41       23.6%                  50       28.0%          (17.0%)
                                       ------------      -----          -----------      ------          -----
                                             15,169       87.4%              15,564       87.5%           (2.5%)
                                       ------------      -----          -----------      ------          -----

                                              2,181       12.6%               2,230       12.5%           (2.2%)

   Depreciation and amortization                864        5.0%               1,034        5.8%          (16.5%)
   Leasehold rents - hotels                   1,256        7.2%               1,270        7.1%           (1.1%)
   Corporate general & administrative           867        5.0%                 448        2.5%           93.7%
   Impairment provision                         320        1.8%                 100        0.6%          220.1%
                                       ------------      -----          -----------      -----           -----

Operating loss                         $     (1,126)      (6.5%)        $      (622)      (3.5%)          81.1%
                                       ============      =====          ===========      =====           =====

Segment Data:

                                            Three Months Ended             Three Months Ended
                                                March, 2004                  March 31, 2003
                                       ----------------------------     -------------------------          %
                                          Amount          % of            Amount          % of          Increase
                                        (thousands)     Revenues        (thousands)     Revenues       (Decrease)
                                       ------------   -------------     ------------  -----------      ----------
Operating Income (Loss) by Segment:
   Hotel operations:
     AmeriHost Inn hotels              $      (921)      (5.3%)         $    (1,237)     (7.0%)          (25.6%)
     Other hotels                             (417)      (2.4%)                (234)     (1.3%)           77.9%
     Non-cash impairment provision            (320)      (1.8%)                (100)     (0.6%)          220.1%
   Development and construction               (281)      (1.6%)                (113)     (0.6%)          147.6%
   Hotel sales and commissions               1,296        7.5%                1,202       6.8%             7.7%
   Management services                          -         0.0%                   34       0.2%           (99.8%)
   Employee leasing                             17        0.1%                   15       0.1%            12.6%
   Incentive and royalty sharing               283        1.6%                  206       1.1%            37.8%
   Office building rental                       93        0.5%                   87       0.5%             6.8%
   Corporate general & administrative         (876)      (5.1%)                (482)     (2.7%)           81.9%
                                       -----------       ----           -----------      ----             ----
Operating loss                         $    (1,126)      (6.5%)         $      (622)     (3.5%)           81.1%
                                       ===========       ====           ===========      ====             ====

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003 (CONTINUED)

                                        Three Months Ended      Three Months Ended
                                          March 31, 2004          March 31, 2003
                                        ------------------      ------------------
Operating Income (Loss) as a
   percentage of segment revenue:
   Hotel operations:
     AmeriHost Inn hotels                     (11.8%)                (14.5%)
     Other hotels                            (112.5%)                (69.6%)
     Non-cash impairment provision              N/A                    N/A
   Development and construction               (23.4%)                 (7.7%)
   Hotel sales and commissions                 18.9%                  18.7%
   Management services                          0.1%                  31.0%
   Employee leasing                             3.0%                   2.9%
   Incentive and royalty sharing              100.0%                 100.0%
   Office building rental                      53.5%                  49.2%
   Corporate general & administrative           N/A                    N/A
                                             ------                  -----
Total operating loss                           (6.5%)                  4.3%
                                             ======                  =====

REVENUES. Revenues from Consolidated AmeriHost Inn hotels decreased due to the sale of six Consolidated AmeriHost Inn hotels in 2003, whereby the operations of these hotels were included in our hotel operations segment during all or part of the first quarter of 2003; however such hotels were not included during all or part of the 2004 first quarter. The decrease in revenues from Consolidated AmeriHost Inn hotels was partially offset by the opening of one newly constructed AmeriHost Inn hotel and a 0.8% increase in same room revenues for the Consolidated AmeriHost Inn hotels, during the first quarter, including those that we sold, through the date of sale. Our hotel revenues have been impacted by general economic and industry conditions, and an increase in competition in certain markets, primarily from newly constructed hotels. As a result, we experienced increased downward pressure on occupancy levels and average daily rates. We believe that as the total number of AmeriHost Inn hotels in the brand increases, the greater the benefits will be at all AmeriHost locations from marketplace recognition and repeat business. In addition, we are now focused on building new hotels in larger, growing markets where many of our competitors already exist or where we factor in a certain level of additional hotel development.

Hotel development revenues are directly related to the number of hotels being developed and constructed for minority-owned entities or unrelated third parties, and the timing of the construction period. We were constructing one hotel for a minority-owned entity during the first quarter of 2004, and one (other) minority-owned hotel during the first quarter of 2003, and the revenue recognized was based on the construction progress achieved on each project during the quarter.

Hotel sales revenue increased as a result of the sales of two wholly owned AmeriHost Inn hotels during the first quarter of 2004, at an aggregate price that was greater than the sale of two wholly owned AmeriHost Inn hotels during the three months ended March 31, 2003. The sale of the two wholly owned AmeriHost Inn hotels in 2004 generated net hotel revenues of approximately $6.8 million compared to $6.4 million from the sale of the two hotels in the first quarter of 2003. We intend to continue to build and sell AmeriHost Inn hotels in order to generate increased fees under the agreement with Cendant while enhancing our operating results and cash flow.

Hotel management revenue decreased slightly, due primarily to the sale of one hotel by a joint venture during the first quarter of 2003, which had a management contract with the Company.

Employee leasing increased, due primarily to an increase in hotel employee payroll costs, which is the basis for the employee leasing revenue.

Development incentive and royalty sharing revenue increased as a result of the sale of additional AmeriHost Inn hotels and the increase in the number of non-Company owned AmeriHost Inn hotels franchised with Cendant. Approximately $209,000 and $141,000 was recognized during the first quarter of 2004 and 2003, respectively, from the amortization of development incentive fees. We also recorded approximately $75,000 and $60,000 in royalty sharing revenue during the three months ended March 31, 2004 and 2003, respectively. We recorded approximately $417,000 and $698,000 related to hotel sales during the three months ended March 31, 2004 and 2003, respectively, in development incentive fees from the sale of AmeriHost Inn hotels.

Office building rental consisting of leasing activities from our office building, increased due to the annual increases as stipulated in the various lease agreements with the tenants, and the leasing of additional office space during 2003. We occupy approximately 27% of the rentable square feet, as reduced as part of the restructuring activities discussed in Part 1 above. Approximately 50% of the space is leased to unrelated third parties pursuant to long-term lease agreements, and we have hired a national real estate broker to assist us in leasing the rest of the available space.

OPERATING COSTS AND EXPENSES. Total operating costs and expenses decreased, primarily due to a decrease in operating costs and expenses from the Consolidated AmeriHost Inn hotels, offset by the higher aggregate net book value of the AmeriHost Inn hotels sold in the first quarter of 2004 versus 2003. A decrease in operating costs in the hotel operations segment was due primarily to the fewer number of AmeriHost Inn hotels included in this segment -- 47 hotels at March 31, 2004, as compared to 53 hotels at March 31, 2003. Operating costs and expenses as a percentage of revenues for the consolidated AmeriHost Inn hotels decreased due primarily to the containment of certain costs including insurance, real estate taxes, energy, and ongoing maintenance and secondarily due to less hotels operating during their initial stabilization period in the first quarter of 2004 when revenues are typically lower and significant start-up costs are incurred.

Operating costs and expenses for the hotel development segment decreased, consistent with the decrease in hotel development activity for the first quarter of 2004, compared to 2003. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased during 2004 due to the lower revenue from third party and joint venture development activity.

Hotel management segment operating costs and expenses increased primarily due to an expansion of sales and marketing activity designed to increase hotel revenues. Employee leasing operating costs and expenses increased during the three months ended March 31, 2004, compared to 2003, consistent with the increase in segment revenue for 2004 as noted above.

Office building rental operating costs and expenses consisted primarily of expenses related to the management of our office building. The decrease in operating expenses from the first quarter of 2003 to 2004 was due primarily to a change in the allocation of certain of the office building costs among the other operating segments. The new allocation method was adopted based on an internal review to more accurately reflect the segment occupancy expense.

Depreciation and amortization expense decreased, primarily due to the classification of certain assets as "held for sale," which properties were not depreciated beginning in July 2003, the date of this determination, in accordance with the relevant accounting literature, and the sale of consolidated AmeriHost Inn hotels during the last twelve months. Consequently, the hotels classified as "held for sale" were depreciated for all of the first quarter of 2003, if open, and not the first quarter of 2004. This decrease was offset by an increase resulting from an amendment to a lease on a non-AmeriHost Inn hotel which accelerated the termination date to 2005, or earlier, verses the prior termination date in 2010, whereby, the depreciation of the leasehold improvements and furniture, fixtures and equipment at this hotel was accelerated beginning January 1, 2004 to reflect the revised termination date.

Leasehold rents - hotels decreased slightly during the first quarter of 2004 compared to the first quarter of 2003, due to the purchase of one leased AmeriHost Inn hotel and the termination of another non-AmeriHost Inn hotel lease upon its expiration during the third quarter of 2003, partially offset by annual rent increases pursuant to the lease agreements.

Corporate general and administrative expense increased due primarily to increases in professional fees, corporate finance staff, directors and officers liability insurance, and director expenses. Professional fees include a significant amount of legal services, as well as analytical and financial consulting services, incurred in connection with our ongoing discussions with PMC and the related potential lease restructuring. As previously disclosed in prior SEC filings, we added a Vice President of Finance in December 2003 to assist us in all aspects of corporate accounting and financial analysis. Director expenses include director fees, which were revised in 2003 to be competitive with other public companies of a similar size, including non-cash compensation in the form of restricted common stock.

The hotel impairment provision was recorded primarily in connection with our plan for the disposition of certain hotel assets, as adopted in July 2003 that we have marketed for sale as discussed above. The amount represents additional adjustments for certain AmeriHost Inn hotel assets to decrease the carrying value of the assets to the anticipated market value, net of closing costs, based on our most recent analysis and market information.

OPERATING INCOME BY SEGMENT. The following discussion of operating income by segment excludes any corporate general and administrative expense and the non-cash hotel impairment charges. Operating income from consolidated AmeriHost Inn hotels increased due to:

      - the containment of certain expenses, including insurance, real estate taxes, energy, and maintenance,

      -     an increase in same room revenues, and

      - fewer hotels operating during their ramping up stage, when revenues are typically lower, in the first quarter of 2004, versus 2003.

Operating loss from the hotel development segment increased in the first quarter of 2004, versus 2003, due to the decrease in hotel development and construction activity for third parties and minority-owned entities during 2004, compared with 2003. Operating income from hotel sales and commissions increased due to the sale of two AmeriHost Inn hotels at a greater total profit during the first quarter of 2004, versus the sale of the two AmeriHost Inn hotels during the first quarter of 2003. The decrease in hotel management segment operating income during 2004 was due primarily to the increased expenses in the area of sales and marketing. Employee leasing operating income increased slightly, due primarily to the increase in revenue. Office building rental operating income increased, attributable to the change in allocation of expenses among our other business segments.

We believe that aggregate hotel revenue growth is critical to improving the results of our hotel operations. As such, if our revenue enhancement programs are not successful, or if the economy does not improve, or if the economy improves without a corresponding improvement in the lodging industry, it could have a significant, negative impact on our results of operation and financial condition.

INTEREST EXPENSE. The decrease in interest expense during the three months ended March 31, 2004 compared to three months ended March 31, 2003 was attributable to the reduction in our overall level of debt as a result primarily of (i) the sale of consolidated hotels and the use of proceeds to payoff the related mortgage debt and a portion of our operating line-of-credit, and (ii) interest rate reductions on floating rate debt, partially offset by the mortgage financing of newly constructed or acquired consolidated hotels, and a higher interest rate on our operating line-of-credit. Interest expense does not include interest incurred on hotels under development and construction. We capitalize interest expense incurred during the pre-opening construction period of a consolidated hotel project, as part of the total development cost. The amount capitalized includes both interest charges from a direct construction loan, plus interest computed at our incremental borrowing rate on the total costs incurred to date in excess of the construction loan funding.

GAIN ON SALE OF ASSETS. As part of our strategy to focus primarily on the development and sale of new AmeriHost Inn hotels, we intend to sell all our owned, non-AmeriHost Inn hotels. None of the non-AmeriHost Inn hotels were sold during the three months of 2004 or 2003. Any gain or loss on the sale of these hotels will be reported as "discontinued operations" in the period in which the sale is consummated.

CHANGE IN EQUITY OF AFFILIATES. The change in equity of affiliates during the three months ended March 31, 2004, compared to the three months ended March 31, 2003, was primarily attributable to the improved operating results of the hotels owned by the unconsolidated joint ventures. Distributions from affiliates were approximately $17,400 during the three months ended March 31, 2004, compared to approximately $5,000 during the three months ended March 31, 2003.

DISCONTINUED OPERATIONS. Discontinued operations includes the operations, net of tax, of consolidated non-AmeriHost Inn hotels sold, or to be sold pursuant to the plan for hotel dispositions, or leased with an accelerated termination date. These non-AmeriHost Inn hotels are expected to be disposed of during the next twelve months. Discontinued operations for the three months ended March 31, 2004 includes 4 hotels, compared to 7 hotels during the three months ended March 31, 2003. In addition, discontinued operations includes approximately $411,000 during the three months ended March 31, 2004, in non-cash impairment charges pursuant to the plan of disposition. The impairment amount included in 2004 relates primarily to one hotel which is over 25 years old with exterior corridors and will require a significant amount of capital expenditures over the next few years. The operations of this hotel have declined significantly over the past several months, as a result of a change in brand affiliation and the addition of newer hotels in its local market. This decline has had a negative impact on the value of the hotel, resulting in the impairment charge. Exclusive of the impairment charges, the pretax loss from the operations of the hotels included in "discontinued operations" improved significantly, from a loss of approximately $769,000 in the first quarter of 2003 to a loss of approximately $219,000 in 2004, as a result primarily of the disposition of three non-AmeriHost Inn hotels.

OFF-BALANCE SHEET ARRANGEMENTS. Through wholly-owned subsidiaries, we are a general partner or managing member in 15 joint ventures as of March 31, 2004. As a general partner, we are secondarily liable for the obligations and liabilities of these joint venture partnerships. As of March 31, 2004, these joint ventures had $28.9 million outstanding under mortgage loan agreements, compared to $26.7 million as of December 31, 2003. Approximately $4.8 million of this amount has been included in our consolidated financial statements as of March 31, 2004, reflecting the debt owed by joint ventures in which we have a majority or controlling ownership interest, leaving approximately $24.1 million in off-balance sheet mortgage debt owed by unconsolidated joint ventures. If we subsequently obtain a majority or controlling ownership interest in a joint venture, or if we conclude that a joint venture meets the provisions of FIN46R as outlined below, the joint venture's debt will be included in our consolidated financial statements. Of this $24.1 million of financing, we also have provided approximately $19.0 million in guarantees to the lenders. Other partners have also guaranteed $13.2 million of these financings, which may ultimately impact the exposure on our guarantees. One unconsolidated joint venture mortgage loan in the amount of approximately $1.7 million at March 31, 2004 matures on November 1, 2004. Unless the properties collateralizing the debt are sold, the remaining joint venture mortgage loans mature after 2004. [See also "Liquidity and Capital Resources" below.] In connection with our plan to increase hotel development through joint ventures, we anticipate that the total off-balance sheet mortgage debt on joint ventures in which we have an ownership interest, will increase. The level of guarantees we provide on this debt may also increase accordingly, however this will be determined on a project by project basis, and provided only if deemed appropriate.

From time to time, we advance funds to these joint ventures for working capital and renovation projects. The advances bear interest at rates ranging from prime to 10% per annum and are due upon demand. Interest is accrued in all loans, and paid to us periodically. The advances totaled $2.3 million at March 31, 2004, and are included in investments in and advances to unconsolidated hotel joint ventures in our consolidated financial statements. We expect the joint ventures to repay these advances primarily from the sale of the related hotels, and cash flow generated from hotel operations, however there is no guarantee that we will recover the entire amount outstanding.

During the first quarter of 2004, a joint venture owning a non-AmeriHost Inn hotel, in which we have a 50% ownership interest, amended its partnership agreement. The amendment (i) provided for all future capital calls to be funded by the other partner, with no funding obligation to us and without dilution of our ownership interest, (ii) clarified our first priority distributions upon the sale of the hotel, (iii) mandated that the hotel be marketed for sale, and (iv) transferred the hotel management responsibilities to an affiliate of our joint venture partner.

In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether or not it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. We are required to adopt the requirements of FIN 46R for interim periods ending after December 15, 2004. This Interpretation requires that we present any variable interest entities in which it has a majority variable interest on a consolidated basis in our financial statements. We are continuing to assess the provisions of this Interpretation and the impact to us of adopting this Interpretation. Therefore the following amounts may change based upon additional analysis. Due to the adoption of this Interpretation, we expect that we will begin to present our investments in four joint ventures in which we have a majority variable interest, as determined in accordance with the provisions of this Interpretation, on a consolidated basis in our financial statements beginning with the consolidated financial statements issued for the quarterly period ended December 31, 2004. The consolidation of these joint ventures is expected to add approximately $10.0 million in assets and $8.1 million in liabilities to our consolidated balance sheet. As of March 31, 2004, we had investments in, and advances to, these joint ventures of approximately $1.8 million, which was presented as such under the equity method of accounting in our consolidated financial statements. We expect that we will continue to present all of our other unconsolidated investments under the equity method.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal liquidity needs for the next twelve months are to:

      -  fund normal recurring expenses;

      - meet debt service requirements including the repayment or refinancing of approximately $2.5 million of hotel mortgage indebtedness that matures within the twelve month period;

      - meet the obligations under our operating line-of-credit, including the $500,000 reduction on its maximum availability over the next 12 months;

      - meet lease payment obligations of approximately $5.4 million, primarily to PMC Commercial Trust, subject to ongoing discussions as described herein; and

      - fund capital expenditures, primarily hotel and office building improvements of approximately $1.5 million to $2.1 million;

To the extent available, we also need funds for the following growth activities:

      -  fund equity contributions on joint venture development projects; and

      - for wholly-owned hotel development projects, if any, fund development costs not covered under construction loans.

In addition, we are obligated to either facilitate the sale of a hotel owned by PMC, or purchase it from PMC for a total purchase price of $2.6 million by June 5, 2004. We are currently in discussions with PMC, regarding several of the specific terms within the lease agreements, including the extension or termination of this obligation, however there can be no assurance that this obligation will be terminated or extended. If we choose not to purchase this hotel from PMC, our rent on the entire 21 hotel portfolio will increase by approximately $127,000 per year.

We expect to fund these liquidity needs and obligations using cash flows generated by operations, particularly from hotel sales, and by financing activities. Hotel revenue, hotel development fees, proceeds from the sale of hotels, including fees received from Cendant, and other income from operations are our principal sources of cash flow used to pay the hotel and corporate operating expenses and obligations mentioned above. We also have a corporate line-of-credit, however the availability under this facility is decreasing from its current maximum of $4.0 million to $3.5 million by the end of February 2005. As of March 31, 2004 the line-of-credit had an outstanding balance of $4.0 million. We intend to pursue alternative sources of debt and equity financing, including longer-term alternatives to our corporate line-of-credit, as discussed below.

The net cash flow from the operations of many of our hotels has been insufficient to support their related mortgage debt payments, or lease payments, primarily to PMC, as well as necessary and ongoing capital expenditures. In addition, our hotel development activity for joint ventures has also decreased over the past two years, with only one joint venture project completed in 2003 and one joint venture project completed thus far in 2004. As a result, the cash flow from all of our business segments, with the largest amount funded by the sale of hotel properties, has been utilized to maintain liquidity and meet the line-of-credit availability reductions. A smaller amount has been used for investment in new hotel development.

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

      -  issuances of additional common stock and/or other equity securities;
         and

      -  our revolving line of credit.

In addition to our normal operational and growth oriented liquidity needs, other contingencies may also have a significant impact on us, including the impact of seasonality on our hotel operations and hotels sales, and the inability to pay off mortgage loans when maturing. See "Risk Factors" below and in our Report on Form 10-K for the year ended December 31, 2003.

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

We believe our revenues, together with proceeds from financing activities, will continue to provide the necessary funds for our short-term liquidity needs. However, material changes in these factors, including factors that could inhibit our ability to sell hotels under acceptable terms and within certain time frames, or ability to secure new hotel level or corporate level debt, may adversely affect net cash flows. Such changes, in turn, would adversely affect our ability to fund debt service, lease obligations, capital expenditures, and other liquidity needs. In addition, a material adverse change in our cash provided by operations may affect the financial performance covenants under our unsecured line of credit and certain mortgage notes.

Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in "Item 1 - Financial Statements."

Cash and cash equivalents were approximately $5.0 million and $3.6 million at March 31, 2004 and December 31, 2003, respectively, or an increase of approximately $1.3 million. The increase was a result of the following increases and decreases in cash flows:

                                                                                  Three Months ended March 31,
                                                                                      (in thousands)
                                                                       --------------------------------------------
                                                                                                        Increase
                                                                          2004            2003         (Decrease)
                                                                       ----------      ---------       ---------
Net cash provided by operating activities                              $    5,733      $   4,407       $   1,326

Net cash used in investing activities                                         (94)        (1,981)          1,887

Net cash used in financing activities                                      (4,290)        (2,050)         (2,240)
                                                                       ----------      ---------       ---------

Increase in cash                                                       $    1,349      $     376       $     973
                                                                       ==========      =========       =========

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

      -  fees from management contracts,

      -  fees from employee leasing services, and

      -  rental income from the ownership of an office building.

Hotel operations

Approximately 10% of our hotel operations revenue not received at checkout is generated through other businesses and contracts, such as direct billings to local companies using the hotel and third party hotel room brokers, which is usually paid within 30 to 45 days from billing.

We have implemented a number of initiatives to control costs at our hotels, especially in the areas of labor, insurance, utilities, and maintenance. We have also started to implement energy control systems at a few hotels and are exploring the expansion of this program. We have entered into discussions with PMC with the objective to improve the operating results and cash flow generated by these leased hotels through a permanent reduction in the monthly lease payment. Currently, our subsidiary's lease obligation for these 21 hotels is approximately $5.3 million per year, significantly greater than the operating cash flow generated from these hotels before the rent payment (see "Executive Overview" above). However, there can be no assurance that we will be successful in any such restructuring, or that a restructuring will result in improved operational results for these hotels.

Sale of hotels

We typically receive an earnest money deposit from the buyer of a hotel when a sales contract is executed. The remaining proceeds from the sale of hotel assets are received at the time of closing. However, in certain instances, we have provided seller financing in the form of a note to the buyer with specified interest and repayment terms.

During the first quarter of 2004, net proceeds from the sale of two wholly owned AmeriHost Inn hotels, after the payoff of the related mortgage debt was $2.9 million. We intend to continue to sell hotels, as discussed above under "Hotel Disposition Plan and Restructuring." However, there can be no assurance that we will be able to sell hotel assets under terms acceptable to us, and the timing and estimated proceeds from any such sales could differ materially from that anticipated.

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

Currently, we expect to realize net cash proceeds of approximately $4.0 to $4.6 million from the sale of the remaining hotels in our strategic plan for hotel disposition, after the payoff of the related mortgage debt, and exclusive of any Cendant fees. Six hotels are currently under contract for sale, which are expected to be consummated within the next six (6) months. Under the terms of the contracts, these anticipated sales are expected to generate approximately $12.8 million in gross proceeds and the reduction of mortgage debt of approximately $8.1 million. However, there can be no assurance that these hotel sales will be consummated as anticipated. Any forecasted amounts from these sales could differ from the final amounts included in the company's quarterly and annual financial statements when issued.

Hotel development

Fees from development, construction and renovation projects are typically received within 15 to 45 days from billing. Due to the procedures in place for processing our construction draws, we typically do not pay our contractors until we receive our draw from the equity or lending source.

Developing hotels for joint ventures in which we have an ownership interest, and third parties, has historically provided stronger returns and cash flow, compared to the longer term returns from developing and operating hotels for our own account. In addition, our equity contribution is much less for a joint venture development project, as most of the cash equity is contributed by our partners. However, many of the same factors affecting hotel operations, as discussed above, have also had an impact on our ability to develop hotels for third parties and for joint ventures, and as a result, this development activity has declined from 2001 to 2004. We currently have several projects under development for joint ventures, or which will be marketed to joint venture partners, and our goal is to significantly increase this activity in the future, provided that we can find acceptable sites to locate the hotels, find acceptable joint venture partners with sufficient equity, maintain sufficient liquidity to make our share of capital contributions, as needed, and that the joint venture can obtain the necessary mortgage debt financing on acceptable terms.

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

We received approximately $-0- and $698,000 during the three months ended March 31, 2004 and 2003, respectively, in development incentive fees. The development incentive fees of approximately $417,000 related to the two AmeriHost Inn hotels sold in the first quarter of 2004 were received in April 2004. These fees may be refundable to Cendant if the buyer of our AmeriHost Inn hotel defaults under their franchise agreement with Cendant during the first 76 months. However, any such amounts due would be reduced by a portion of any damages recovered by Cendant and would only be paid by us an offset against future fees earned. To date, there have been no defaults, and we have not had to repay any incentive fees.

We recognized royalty sharing fees revenue from Cendant in the amount of $75,000 in the first quarter of 2004, compared to $60,000 during the first quarter of 2003, which is based on the royalty fees Cendant receives for all non-Arlington Hospitality AmeriHost Inn hotels in their franchise system. We will receive royalty sharing payments through 2025 under the terms of the agreement with Cendant, including fees from AmeriHost Inn hotels that are not developed or operated by us. While we expect this cash flow to increase as the AmeriHost Inn brand is expanded, there can be no assurance that Cendant will be able to sell additional AmeriHost Inn franchises, or that we will be able to sell existing or newly developed AmeriHost Inn hotels to third party operators.

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

Cash used in investing activities for the three months ended March 31, 2004 and 2003, consisted of the following:

                                                                                  (in thousands)
                                                                     2004              2003
                                                                   --------       --------------
Investments in unconsolidated joint ventures, net of
       distributions and collections on advances from affiliates   $    123       $         (40)
Purchase of property and equipment                                     (265)             (1,796)
Issuance of notes receivable, net of collections                         48                (146)

                                                                   --------       -------------
   Total                                                           $    (94)      $      (1,982)
                                                                   ========       =============

The purchase of property and equipment includes all ongoing capital expenditures as well as approximately $1,542,000 million for construction, furniture and fixtures costs incurred in the first quarter of 2003 for three new hotel projects, which opened in 2003. We were not constructing any hotels for the Company's own account during the first quarter of 2004. We expect these costs to be lower than historically, as we focus on new development for joint ventures and others.

From time to time, we advance funds to these joint ventures for working capital and renovation projects. During the first three months of 2004, we collected $120,000 from joint ventures in which we are a partner, net of advances, which were initially advanced primarily for working capital purposes. We expect the joint ventures to repay the outstanding advances primarily through the sale of the hotel, and cash flow generated from hotel operations, however in certain cases, we may not realize the entire amounts advanced. We anticipate that these advances will be repaid to us prior to any distributions to our partners. In 2004, we expect to continue advancing funds to certain joint ventures for working capital purposes. If we do not continue to support these joint ventures for working capital needs and debt service, it may create defaults under their mortgage agreements, which in most cases have been guaranteed by us.

In addition, during the first quarter of 2004, we invested approximately $14,000 in new and existing joint ventures, and received approximately $17,400 in distributions from joint ventures. The advances were used primarily for working capital purposes.

Cash used in financing activities

Cash used in financing activities was $4.3 million during the three months ended March 31, 2004, compared to $2.0 million during the three months ended March 31, 2003, summarized as follows:

                                                                                   (in thousands)
                                                                             2004              2003
                                                                         -----------         ---------
Principal Payments on long-term debt                                     $   (4,431)         $ (4,716)
Net proceeds (repayments) on operating line of credit                           150              (404)
Common stock repurchases                                                          -                 -
Distributions to minority interests                                            (180)                -

The cash used in financing activities was partially offset by:
Proceeds from issuance of long-term debt                                          -             3,071
Issuance of common stock                                                        171                 -
                                                                         ----------          --------
Total                                                                    $   (4,290)         $ (2,049)
                                                                         ==========          ========

Principal payments on long-term debt include the payoffs of mortgages upon the sale of hotel properties of approximately $3.9 million the first three months of 2004, and $4.2 million in the first three months of 2003. We paid off 10 hotel mortgages in 2003, and two additional hotel mortgages in 2004. Proceeds from the issuance of long-term debt includes $-0- in 2004 and $3.1 million in 2003, as a result of opening three newly constructed consolidated AmeriHost Inn hotels during 2003. Future hotel development is dependent upon our ability to attain mortgage debt financing. Lenders typically advance mortgage debt at the rate of 60% - 75% of total project value. Assuming the total value of a new hotel development is $5.0 million, the typical mortgage loan amount would range from $3.0 million to $3.75 million. There can be no assurance that we will be able to obtain such mortgage financing on terms acceptable to us, to support our growth objectives.

Our board of directors has authorized a common stock buy back, at any time and without notice, of up to 1,000,000 shares under certain conditions and consistent with securities laws governing these buybacks. In addition, in 2003 we executed a reverse-forward stock split whereby the shares held by shareholders owning less than 100 shares on the effective date were redeemed and converted into the right to receive cash from the Company. The shareholders owning at least 100 shares were not impacted. As a result of the reverse-forward split, approximately 33,000 shares were converted to the right to receive $3.83 per share, or a total of approximately $128,000, of which approximately $22,000 was funded through December 31, 2003 and approximately $21,000 was funded during the first quarter of 2004. We consider the reverse-forward split a one-time transaction, and we do not anticipate a similar transaction in the foreseeable future. All shares that we have repurchased or redeemed have been retired.

Mortgage Debt

Historically, we have used local, regional, and national lenders to finance hotel projects, including a $20 million loan facility, which provided for new construction financing that automatically converted to permanent financing upon opening. However, the lender's commitment to review and underwrite new construction projects under this $20 million facility expired on October 31, 2003. This lender continues to review and underwrite the debt financing for some of our current development projects on a per project basis. Mortgage financing is a critical component of the hotel development process and we are continually seeking financing sources for new construction and long term permanent mortgage financing to assist us in the development of AmeriHost Inn hotels.

The table below summarizes our mortgage notes payable as of March 31, 2004 and December 31, 2003:

                                                                                     (in thousands)
                                                                                 March 31,     December 31,
                                                                                   2004            2003
                                                                               -------------   ------------
Outstanding balance:

     Fixed rate                                                                $      22,489    $   22,678
     Variable rate                                                                    38,258        42,500
                                                                               -------------    ----------
     Total                                                                     $      60,747    $   65,178
                                                                               =============    ==========

 Percent of total debt:
     Fixed rate                                                                        37.02%        34.79%
     Variable rate                                                                     62.98%        65.21%
                                                                               -------------    ----------
     Total                                                                            100.00%       100.00%
                                                                               =============    ==========

 Weighted average interest rate at end of period:

     Fixed rate                                                                         7.60%         7.60%
     Variable rate                                                                      5.31%         5.64%
                                                                               -------------    ----------
     Total                                                                              6.08%         6.24%
                                                                               =============    ==========

The variable rate debt shown above bears interest based on various spreads over the Prime Rate or the London Interbank Offered Rate. The Company's plan to sell certain hotel assets is expected to result in the payoff of the related mortgage debt in the amount of approximately $33.3 million, which has been classified in current liabilities in the accompanying consolidated balance sheet as of March 31, 2003. This amount includes (i) one hotel loan in the amount of $1.5 million which matures in August 2004, (ii) one hotel loan in the amount of $986,000 which matures in January 2005, and (iii) approximately $1.2 million in principal payments which are contractually due within the next twelve months regardless of the plan for hotel disposition. We have received notice from the lender on the loan which matures in August 2004 indicating that they will not be extending or renewing the loan. We expect this hotel to be sold prior to its maturity, as it is currently being actively marketed for sale as part of our plan for hotel disposition, with the proceeds to be used to payoff the mortgage loan. However, based on our current estimates, we anticipate that the net proceeds from the sale of this hotel will be less than the outstanding mortgage balance by approximately $200,000 - $300,000. We have received a commitment from this lender, which provides that this shortfall will be funded by both us and the lender upon the sale of the property. However, there can be no assurance that a sale will be consummated and the lender will fund its portion of the shortfall. We also expect the hotel mortgage loan, which matures in January 2005 to be repaid prior to maturity with proceeds from the sale of the hotel, as it is also being actively marketed. If these hotels are not sold by their maturity dates, we are currently obligated to payoff the mortgage notes using funds from other sources, if available, including mortgage refinancings with other lenders, or if not paid off, we would be in default of the mortgage agreements, absent any other agreement with these lenders. However, there can be no assurance that these hotels will be sold by their loan maturity dates, or that alternative financing will be available if needed. If these hotels are not sold prior to their loan maturity dates, and absent an extension by the current lenders, or a refinancing with another lender, it could have a significant impact on our liquidity.

With respect to our office building mortgage and mortgages on hotels that are not held for sale, approximately $1.2 million is classified in current liabilities, which is the principal amortization due within the next twelve months. The office building in which our headquarters is located, has a mortgage loan which matures January 1, 2006, and bears interest at the floating rate of either prime minus 0.25% or LIBOR plus 2.25%, as determined by us.

Certain of our hotel mortgage notes and our office building mortgage note contain financial covenants, principally minimum net worth requirements, debt to equity ratios, and minimum debt service coverage ratios. These financial covenants are typically measured annually, based upon our fiscal year end. We were in compliance with all covenants as of March 31, 2004.

Other Mortgage debt guaranteed by the Company

We are a general partner or managing member in 15 joint ventures as of March 31, 2004, 13 of which had mortgage debt. The following is a summary of the mortgage debt held by the various types of joint ventures:

                                                                         (in thousands)
                                                       No. of hotels   Balance Outstanding       Guarantee Balance
                                                       -------------   -------------------       -----------------
Consolidated joint ventures
     in which we have a majority
     or controlling interest                                 2            $      4,814               $      964

Unconsolidated joint ventures
     in which we are a general partner                       2                   4,161                    3,661

Unconsolidated joint ventures
     in which we are a managing
     member of a limited liability company                   9                  19,957                   15,842
                                                            --            ------------               ----------
                                                            13            $     28,932               $   20,467
                                                            ==            ============               ==========

The mortgage balances for the two consolidated joint ventures have been included in "liabilities of assets held for sale - other brands" in our consolidated balance sheet as of March 31, 2004.

The mortgage balances for the unconsolidated joint ventures has not been included in our consolidated balance sheet. Other partners have also guaranteed a portion of these financings, which may ultimately reduce the exposure on our guarantees. Approximately $8.8 million of the mortgage debt with unconsolidated joint ventures relates to five properties that have been identified to be sold as part of our strategic hotel disposition plan. One mortgage in the amount of approximately $1.7 million matures in November 2004. This mortgage had matured on November 1, 2003, however the lender extended the maturity for one year, and waived a covenant violation for the minimum debt service coverage ratio for 2003. This hotel is included in the hotel disposition plan, and we expect this hotel to be sold prior to the loan maturity, with the net proceeds being used to pay off the mortgage. However, if the joint venture is unable to sell the hotel prior to the loan maturity, on acceptable terms, and the lender is unwilling to extend the maturity date of the loan, or if acceptable alternative financing is not available, it could create a default on behalf of the joint venture whereby the lender would look to us for repayment of the loan under our guarantee, possibly creating significant liquidity issues for us (see also, "Off Balance Sheet Arrangements").

Operating line-of-credit

At March 31, 2004, we had $4.0 million outstanding under our operating line-of-credit with LaSalle Bank NA. We have recently executed a renewal with LaSalle Bank for this facility through April 30, 2005 at an initial maximum availability of $4.0 million. The reduction from the previous level of $5.5 million was the result of the sale of two hotel properties during the first quarter of 2004 with the proceeds used to pay down the line of credit balance. In addition, the terms require that the maximum availability under the facility be reduced to $3.5 million on February 28, 2005, and also provides LaSalle Bank with the right to reduce the maximum availability further, based on future hotel sales, or as deemed necessary. The renewed facility bears interest at the rate of 10% per annum, and is collateralized by substantially all the assets of the Company, subject to first mortgages from other lenders on hotel assets. The credit line provides for the maintenance of certain financial covenants, including minimum tangible net worth, a maximum leverage ratio, minimum debt service coverage ratio, and minimum net income.

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

Lease Purchase Obligation

Under the terms of our existing arrangement with PMC, if we do not either facilitate the sale to a third party, or purchase from PMC, one of our leased hotels at a price of approximately $2.6 million by June 5, 2004, a rent increase of approximately $127,000 on an annual basis, becomes effective. If we decide to purchase this hotel, we intend to fund the $2.6 million purchase price with a combination of mortgage debt, the source of which has not yet been identified, and cash from operations or working capital. As discussed in the "Executive Overview - hotel and corporate level financing," we are in the process of addressing this purchase obligation, including a possible extension of the obligation, as part of our ongoing discussions with PMC, however there can be no assurance that an alternative agreement will be in place prior to June 5, 2004, or that such an alternative agreement will include an extension of this obligation.

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

GOVERNMENT REGULATION

The impact of government regulations, and related risks, are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and should be read in conjunction with this quarterly report on Form 10-Q.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether or not it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. The Company is required to adopt the requirements of FIN 46R for interim periods ending after December 15, 2004. This Interpretation requires that the Company present any variable interest entities in which it has a majority variable interest on a consolidated basis in its financial statements. The Company is continuing to assess the provisions of this Interpretation and the impact to the Company of adopting this Interpretation. Therefore the following amounts may change based upon additional analysis. Due to the adoption of this Interpretation, the Company expects that it will begin to present its investments in four joint ventures in which it has a majority variable interest, as determined in accordance with the provisions of this Interpretation, on a consolidated basis in its financial statements beginning with the consolidated financial statements issued for the quarterly period ended December 31, 2004. The consolidation of these joint ventures is expected to add approximately $10.0 million in assets and $8.1 million in liabilities to the Company's consolidated balance sheet. As of December 31, 2003, the Company had investments in, and advances to, these joint ventures of approximately $1.8 million, which was presented as such under the equity method of accounting in the accompanying consolidated financial statements. The Company expects that it will continue to present all of its other unconsolidated investments under the equity method.

SUBSEQUENT EVENTS

In 2004, we entered into discussions with PMC Commercial Trust, regarding 21 AmeriHost Inn hotels PMC owns that are leased and operated by our subsidiary, with the objective to restructure these long-term lease agreements. On March 12, 2004, we entered into a temporary letter agreement with PMC that expired on April 30, 2004. The temporary letter agreement provided that base rent will continue to accrue at the rate of approximately $445,000 per month, as set forth in the lease agreements; however the base rent payments required to be paid on March 1, 2004 and April 1, 2004 were reduced to approximately $360,000 per month, with the March 1, 2004 payment being due and payable upon the execution of the temporary letter agreement. In addition, our subsidiary was allowed to utilize $200,000 of its security deposit held with PMC to partially fund these payments. On April 30, 2004, the temporary letter agreement was revised to extend its terms for one month, which reduced the base rent payable on May 1, 2004 from approximately $445,000 to approximately $360,000. Upon the expiration of the temporary letter agreement on May 31, 2004 (as revised), the deferred portion of the base rent (approximately $264,000) plus the $200,000 needed to restore the security deposit to its March 12, 2004 balance, will be payable to PMC in four equal monthly installments beginning June 1, 2004. While the objective is to reach a restructured agreement prior to the expiration of the temporary letter agreement (as revised), there can be no assurance that the leases will be restructured on terms and conditions acceptable to us, if at all, or that a restructuring will improve operating results and cash flow, or provide for the sale of the hotels to third party operators.

In May 2004, a joint venture in which we have a controlling ownership interest, and which operates a non-AmeriHost Inn hotel, revised the terms of its lease agreement to (i) change the monthly lease payments from $240,000 per year to an amount based on a percentage of hotel room revenue, with a minimum of $90,000 on an annual basis, and (ii) change the lease expiration date to the earlier of November 1, 2005, or when, and if, the landlord sells the property, redevelops the property, or leases the property to a new tenant. In addition, the Company will receive a portion of the residual value of the furniture, fixtures, and equipment upon termination of the lease.

RISK FACTORS

The following important factors, among others, have affected, and may in the future continue to affect, our business, results of operations and financial condition, and could cause our operating results to differ materially from those expressed in any forward-looking statements made by us or on our behalf elsewhere in this report. These risk factors should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K, for the year ended December 31, 2003, under the heading "Management's Discussion and Analysis - Risk Factors."

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

We cannot assure you that any of these sources would be available to us on acceptable terms, if at all. An inability to fund our operating or capital needs, including our debt and lease payments, would have a material adverse effect on our results of operations and financial condition. Further, pursuant to the renewal of our existing line-of-credit for a one-year period, the proceeds from the sale of hotel properties was used to repay draws on the line as the maximum availability on this credit facility decreased to $4.0 million from $5.5 million. In addition, the maximum availability will be further reduced to $3.5 on February 28, 2005. There is no assurance that this line will be sufficient to meet our needs or that we would be able to obtain a replacement line on terms and conditions acceptable to us, if at all.

Additionally, our loan facility for new construction expired on October 31, 2003. If we are unable to replace this facility, or if we are unable to obtain alternative new construction financing, or other hotel debt arrangements, on acceptable terms, our ability to develop new hotels will be significantly limited and our future prospects will be adversely affected.

If we are not able to restructure our lease agreements with PMC Commercial Trust, our financial results may suffer.

One of our wholly-owned subsidiaries is the lessee for 21 hotels with PMC. We have guaranteed the obligations under these leases. To date, we have been making a significant portion of the lease payments for our subsidiary, since the cash flow generated by these hotels has been insufficient to cover the annual lease payment obligation of approximately $5.3 million. On March 12, 2004, we and our subsidiary entered into an interim agreement with PMC. This interim agreement temporarily deferred a portion of the March and April 2004 payments required under the leases. This interim agreement expired on April 30, 2004, however was extended for an additional month including the deferral of a portion of the May 2004 payment. The interim agreement (as revised) provides for the payment of the deferred portions to PMC in four equal monthly installments beginning June 1, 2004. If this interim agreement is not renewed or extended, or a revised agreement not entered into, the terms of the original agreement will return in effect. Thus, if the operations of the hotels subject to the leases do not improve sufficiently, we will either have to continue subsidizing the lease payments or take other actions to restructure the leases. Any such actions could cause us to default under other credit agreements or our agreement with Cendant. Any such default would have a material adverse effect on our results of operations, financial condition and prospects.

Additionally, the lease provides for the sale of eight unidentified hotels to third parties or to the Company under specified terms. The lease provides for four increases in rent payments of 0.25% each, if these hotels are not sold to a third party or purchased by us by the dates specified. As of March 31, 2004, the first three scheduled rent increases were avoided due to the sale of hotels by PMC to us. The fourth 0.25% increase of approximately $127,000 on an annual basis becomes effective if we do not either facilitate the sale to a third party, or purchase from PMC, one specified hotel at a price of approximately $2.6 million by June 5, 2004. Currently, we are in discussions with PMC to extend this obligation. There can be no assurance that we will be able to extend the obligation on favorable terms, if at all. Failure to extend the obligation may have a material adverse effect on our results of operations, financial condition and prospects.

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

The table below provides information about financial instruments that are sensitive to changes in interest rates, for each interest rate sensitive asset or liability as of March 31, 2004. As the table incorporates only those exposures that existed as of March 31, 2004, it does not consider those exposures or positions that could arise after that date. Moreover, the information presented therein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, hedging strategies and prevailing interest rates at the time.

                                                                                   Average Nominal
                                                         Carrying Value             Interest Rate
                                                         --------------            ---------------
Operating line of credit - variable rate                 $    4,000,000                 10.00%
Mortgage debt - fixed rate                               $   22,488,610                  7.60%
Mortgage debt - variable rate                            $   38,258,405                  5.31%

If market rates of interest on our variable debt increased by 10%, the increase in interest expense on the variable rate debt would be approximately $203,000 annually.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. Additionally, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 2. CHANGES IN SECURITIES; USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY.

The following table sets forth information regarding shares of our common stock that we repurchased during the three months ended March 31, 2004.

                                                              Total No. Of Shares       Maximum No. Of Shares
                                Total No.                     Purchased as Part Of         That May Yet Be
                               Of Shares      Average Price    Publicly Announced        Purchased Under the
   Period                     Purchased(1)  Paid Per Share(2)  Plans or Programs         Plans or Programs (3)
   ------                     ------------  ----------------- --------------------      ----------------------
January 2004                     4,099         $   3.83             4,099                       23,488

February 2004                      901         $   3.83               901                       22,587

March 2004                         544         $   3.83               544                       22,043

(1) All of the purchases in the table were made pursuant to our reverse forward stock split, which was approved by our stockholders on October 29, 2003 and announced on October 30, 2003. The transaction was effective on November 28, 2003, and the holdings of all affected shareholders were converted to a right to receive cash as of this date, and the redemption of the related shares was recorded in 2003. However, certain redemption payments were still being made in 2004 as indicated above.

(2) The price per share cashed out as a result of the reverse-forward stock split was $3.83, the average official closing price of our common stock on the Nasdaq National market over the thirty trading days immediately preceding the effective date of the split, which was November 28, 2003.

(3) Does not include up to 963,200 shares, which may be repurchased pursuant to the Company's common stock buyback authorization (see "Management's Discussion and Analysis - Liquidity and Capital Resources" under the subheading "cash used in financing activities").

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

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

     10.20                 Supplemental retention and performance agreement between Arlington Hospitality, Inc. and James B.
                           Dale dated December 1, 2002

     10.21                 Employment agreement between Arlington Hospitality, Inc. and Richard A. Gerhart dated July 1, 2002

     10.22                 Supplemental retention and performance agreement between Arlington Hospitality, Inc. and Richard
                           A. Gerhart dated December 1, 2002

The following exhibits were included in the Registrant's Report on Form 10-K filed March 31, 2004:

Exhibit No.                                      Description
-----------                                      -----------
     10.23                 Amended and Restated Master Lease Agreement dated January 24, 2001 between Arlington Hospitality, Inc. and PMC Commercial Trust

     10.24                 Amended and Restated Loan and Security Agreement dated April 30, 2003 between Arlington Hospitality, Inc. and LaSalle Bank N.A.

     21.1                  Subsidiaries of the Registrant

The following exhibits are included in this Report on Form 10-Q filed May 17, 2004:

Exhibit No.                                      Description
-----------                                      -----------
     10.25                 Second Amendment to Amended and Restated Loan and Security Agreement
                           dated April 30, 2004 between Arlington Hospitality, Inc. and LaSalle
                           Bank. N.A.

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

     32.1                  Certification of Chief Executive Officer pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002

     32.2                  Certification of Chief Financial Officer pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002.

Reports on Form 8-K:

The Company filed the following reports on Form 8-K during the three months ended March 31, 2004:

Date Filed                                      Description
----------                                      -----------
January 14, 2004           Press Release announcing December 2003 results and hotel sales and development activity

February 24, 2004          Press release announcing January 2004 results and hotel sales and development activity

February 27, 2004          Press release announcing discussions with hotel landlord and providing an update with respect to the company's operating line of credit

March 17, 2004             Press release announcing temporary letter agreement with hotel landlord and February 2004 results, hotel sales and development activities.

March 30, 2004             Press release announcing company to hold a fourth quarter and year end
                           2003 earnings conference call on April 1, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    ARLINGTON HOSPITALITY, INC.

                                                    By: /s/ Jerry H. Herman
                                                        ------------------------
                                                        Jerry H. Herman
                                                        Chief Executive Officer

                                                    By: /s/ James B. Dale
                                                        ------------------------
                                                        James B. Dale
                                                        Chief Financial Officer

                                                    By: /s/ Keith P. Morris
                                                        ------------------------
                                                        Keith P. Morris
                                                        Vice President Finance

                  May 17, 2004