Form 10-Q
period 2004-06-30
ARLINGTON HOSPITALITY INC
filed 2004-08-16
CIK 778423

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2004

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ______________ to ________________

                           COMMISSION FILE NO. 0-15291

                           ARLINGTON HOSPITALITY, INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                  36-3312434
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

2355 S. ARLINGTON HEIGHTS ROAD, SUITE 400, ARLINGTON HEIGHTS, ILLINOIS                         60005
----------------------------------------------------------------------                  -------------------
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

                                        YES     X                    NO
                                              ------                    ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                        YES                          NO   X
                                              ------                    ------

As of August 13, 2004, 5,038,174 shares of the registrant's common stock were outstanding.

================================================================================

                           ARLINGTON HOSPITALITY, INC.

                                    FORM 10-Q

                     FOR THE SIX MONTHS ENDED JUNE 30, 2004



                                      INDEX



                          PART I: Financial Information                                   Page
                          -----------------------------                                   ----

Item 1 - Financial Statements

    Consolidated Balance Sheets as of June 30, 2004
       and December 31, 2003                                                                4

    Consolidated Statements of Operations for the Three and Six Months
       Ended June 30, 2004 and 2003                                                         6

    Consolidated Statements of Cash Flows for the Six Months
       Ended June 30, 2004 and 2003                                                         7

    Notes to Consolidated Financial Statements                                              9

Item 2 - Management's Discussion and Analysis of Financial Condition                       23
    and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk                        54

Item 4 - Controls and Procedures                                                           55



                           PART II: Other Information
                           --------------------------

Item 2 - Changes in Securities; Use of Proceeds and Issuer                                 56
    Purchases of Equity

Item 6 - Exhibits and Reports on Form 8-K                                                  57

Signatures                                                                                 60

                          Part I: Financial Information

                          Item 1: Financial Statements

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     June 30,     December 31,
                                                                      2004           2003
                                                                   (Unaudited)
                                                                   -----------   -----------
ASSETS
Current assets:
    Cash and cash equivalents                                      $ 3,998,318   $ 3,623,550
    Accounts receivable, less an allowance of $76,500
       at June 30, 2004 and December 31, 2003 (including
       approximately $371,000 and $382,000 from related parties)     2,011,205     1,289,492
    Notes receivable, current portion                                  116,042       146,000
    Prepaid expenses and other current assets                          568,755     1,142,032
    Refundable income taxes                                            226,792       975,316
    Costs and estimated earnings in excess of billings on
       uncompleted contracts                                           327,349     1,232,481
    Assets held for sale - other brands                             11,442,589    10,603,160
    Assets held for sale - AmeriHost Inn hotels                     21,651,810    28,162,442
                                                                   -----------   -----------
Total current assets                                                40,342,860    47,174,473
                                                                   -----------   -----------

Investments in and advances to unconsolidated
    hotel joint ventures                                             2,953,165     3,309,344
                                                                   -----------   -----------


Property and equipment:
    Land                                                             5,972,227     5,735,489
    Buildings                                                       28,694,754    31,174,776
    Furniture, fixtures and equipment                               10,516,445    13,176,842
    Construction in progress                                           320,701       312,925
    Leasehold improvements                                             115,239     2,396,689
                                                                   -----------   -----------
                                                                    45,619,366    52,796,721

    Less accumulated depreciation and amortization                  11,602,986    13,242,842
                                                                   -----------   -----------
                                                                    34,016,380    39,553,879
                                                                   -----------   -----------

Notes receivable, less current portion                                 800,000       867,500

Deferred income taxes                                                7,085,644     6,071,000

Other assets, net of accumulated amortization of
    approximately $580,000 and $633,000                              2,263,670     2,737,217
                                                                   -----------   -----------
                                                                    10,149,314     9,675,717
                                                                   -----------   -----------
                                                                   $87,461,719   $99,713,413
                                                                   ===========   ===========

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,       December 31,
                                                                                    2004             2003
                                                                                  (Unaudited)
                                                                                 ------------    ------------
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                             $  2,336,694    $  2,768,402
    Bank line-of-credit                                                             3,250,000       3,850,000
    Accrued payroll and related expenses                                               64,743         393,815
    Accrued real estate and other taxes                                             2,161,198       1,980,015
    Other accrued expenses and current liabilities                                    915,088       1,407,511
    Current portion of long-term debt                                               1,089,350       1,195,050
    Liabilities of assets held for sale - other brands                              9,430,953       9,585,492
    Liabilities of assets held for sale - AmeriHost Inns                           23,040,649      28,540,561
                                                                                 ------------    ------------

         Total current liabilities                                                 42,288,675      49,720,846
                                                                                 ------------    ------------

Long-term debt, net of current portion                                             23,183,922      26,513,398
                                                                                 ------------    ------------

Deferred income                                                                    11,313,699      11,361,927
                                                                                 ------------    ------------

Commitments and contingencies  (Note 13)

Minority interests                                                                    237,320         329,819
                                                                                 ------------    ------------

Shareholders' equity:
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                                         --              --
    Common stock, $.005 par value; authorized at 25,000,000 shares; issued and outstanding 5,038,174 shares at June 30, 2004,
       and 4,994,956 shares at December 31, 2003                                       25,191          24,975
    Additional paid-in capital                                                     13,391,327      13,220,302
    Retained earnings (deficit)                                                    (2,541,540)     (1,020,979)
                                                                                 ------------    ------------
                                                                                   10,874,978      12,224,298
    Less:
      Stock subscriptions receivable                                                 (436,875)       (436,875)
                                                                                 ------------    ------------

    Total shareholders' equity                                                     10,438,103      11,787,423
                                                                                 ------------    ------------
                                                                                 $ 87,461,719    $ 99,713,413
                                                                                 ============    ============

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          Three Months Ended June 30,       Six Months Ended June 30,
                                          ----------------------------    ----------------------------
                                               2004           2003             2004           2003
                                          ------------    ------------    ------------    ------------
Revenue:
   AmeriHost Inn hotel operations         $  9,592,000    $ 11,044,545    $ 17,411,524    $ 19,567,054
   Development and construction                390,031         617,283       1,590,686       2,097,261
   Hotel sales                               7,437,957       2,590,457      14,277,205       9,033,747
   Management services                         102,204         117,301         202,826         228,455
   Employee leasing                            560,884         541,275       1,123,159       1,058,682
   Incentive and royalty sharing               317,006         223,994         600,414         429,649
   Office building rental                      175,387         178,995         349,294         356,223
                                          ------------    ------------    ------------    ------------
                                            18,575,469      15,313,850      35,555,108      32,771,071
                                          ------------    ------------    ------------    ------------
Operating costs and expenses:
   AmeriHost Inn hotel operations            7,101,402       7,761,903      14,130,129      15,485,921
   Development and construction                641,592         544,350       2,121,984       2,136,477
   Hotel sales                               6,080,327       2,093,614      11,623,928       7,334,431
   Management services                          25,330          74,826         115,712         139,759
   Employee leasing                            524,785         524,792       1,069,915       1,026,714
   Office building rental                       34,849          46,865          75,960          96,417
                                          ------------    ------------    ------------    ------------
                                            14,408,285      11,046,350      29,137,628      26,219,719
                                          ------------    ------------    ------------    ------------
                                             4,167,184       4,267,500       6,417,480       6,551,352

   Depreciation and amortization               514,325         956,387       1,066,656       1,914,710
   Leasehold rents - hotels                  1,196,545       1,219,127       2,393,090       2,438,254
   Corporate general and administrative        712,582         515,006       1,579,809         962,837
   Impairment provision                        125,305       4,564,512         445,439       4,664,512
                                          ------------    ------------    ------------    ------------
Operating income (loss)                      1,618,427      (2,987,532)        932,486      (3,428,961)

Other income (expense):
   Interest expense                           (841,381)     (1,144,709)     (1,816,255)     (2,240,103)
   Interest income                             104,028         120,922         229,966         240,881
   Other income (expense)                      (94,470)         43,353         (74,335)         42,021
   Equity in net income and (losses)
     of unconsolidated joint ventures           17,026        (199,815)         10,861        (274,262)
                                          ------------    ------------    ------------    ------------
Income (loss) before minority
   interests and income taxes                  803,630      (4,167,781)       (717,277)     (5,660,424)
Minority interests in operations of
   consolidated joint ventures                 (54,198)        (53,329)        (88,010)        (81,692)
                                          ------------    ------------    ------------    ------------
Income (loss) before income taxes              749,432      (4,221,110)       (805,287)     (5,742,116)

Income tax (expense) benefit                  (299,302)      1,689,000         322,677       2,297,000
                                          ------------    ------------    ------------    ------------
Net income (loss) from continuing
   operations                                  450,130      (2,532,110)       (482,610)     (3,445,116)

Discontinued operations, net of tax           (395,285)       (825,676)     (1,037,951)     (1,395,190)
                                          ------------    ------------    ------------    ------------
Net income (loss)                         $     54,845    $ (3,357,786)    $(1,520,561)    $(4,840,306)
                                          ============    ============     ===========     ===========

Net income (loss) from continuing operations per share:

     Basic                                $       0.09    $      (0.51)   $      (0.10)   $      (0.69)
     Diluted                              $       0.09    $      (0.51)   $      (0.10)   $      (0.69)
Net income (loss) per share:
     Basic                                $       0.01    $      (0.67)   $      (0.30)   $      (0.97)
     Diluted                              $       0.01    $      (0.67)   $      (0.30)   $      (0.97)


                 See notes to consolidated financial statements.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                       2004           2003
                                                   ------------    ------------
Cash flows from operating activities:

     Cash received from customers                  $ 36,713,366    $ 35,947,775
     Cash paid to suppliers and employees           (22,637,970)    (25,992,393)
     Interest received                                  235,707         219,000
     Interest paid                                   (1,918,141)     (2,245,876)
     Income taxes received                              748,524         381,225
                                                   ------------    ------------
Net cash provided by operating activities            13,141,486       8,309,731
                                                   ------------    ------------

Cash flows from investing activities:

     Purchase of property and equipment                (940,017)     (3,773,828)
     Distributions, and collections on advances,
         from unconsolidated joint ventures             891,892         426,264
     Purchase of investments in, and advances
         to, unconsolidated joint ventures             (477,801)       (611,740)
     Collections (issuance) of notes receivable          97,458        (138,709)
                                                   ------------    ------------
Net cash used in investing activities                  (428,468)     (4,098,013)
                                                   ------------    ------------

Cash flows from financing activities:

     Proceeds from issuance of long-term debt                --       4,743,561
     Principal payments on long-term debt           (11,728,981)     (7,734,663)
     Net repayment on the line of credit               (600,000)     (1,984,287)
     Distributions to minority interest                (180,510)        (90,255)
     Issuance of common stock                           171,241         126,280
                                                   ------------    ------------
Net cash used in financing activities               (12,338,250)     (4,939,364)
                                                   ------------    ------------
Net increase in cash                                    374,768         234,895

Cash and cash equivalents, beginning of period        3,623,550       3,969,515
                                                   ------------    ------------
Cash and cash equivalents, end of period           $  3,998,318    $  4,204,410
                                                   ============    ============



                                   (continued)

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                                                       2004           2003
                                                                                  ------------    ------------
Reconciliation of net loss to net cash
  provided by operating activities:

Net loss                                                                          $ (1,520,561)   $ (4,840,306)

Adjustments to reconcile net loss to net cash provided by operating activities:

     Depreciation and amortization                                                   1,652,543       2,739,301
     Equity in net (income) loss and interest income from unconsolidated
         joint ventures and amortization of deferred income                            (96,720)        192,723
     Minority interests in operations of consolidated joint ventures                    88,011           5,574
     Amortization of deferred gain                                                    (770,639)       (646,617)
     Deferred income taxes                                                          (1,014,644)     (3,227,000)
     Proceeds from sale of hotels                                                   14,278,901       9,033,747
     Income from sale of hotels                                                     (2,557,671)     (1,681,998)
     Provision for impairment                                                        1,388,439       5,526,581
     Gain on sale of investments, property and equipment                                    --          68,917


     Changes in assets and liabilities, net of effects of acquisition:

         (Increase) decrease in accounts receivable                                   (813,954)        389,258
         Decrease in prepaid expenses and
           other current assets                                                        554,550         518,131
         Decrease in refundable income taxes                                           748,524         381,225
         Decrease in costs and estimated earnings
           in excess of billings                                                       905,132         909,638
         Decrease (increase) in other assets                                           242,163        (425,354)

         Decrease in accounts payable                                                 (514,313)     (1,642,722)
         Decrease in accrued payroll and other accrued
           expenses and current liabilities                                           (497,143)        (48,255)
         Decrease (increase) in accrued interest                                         1,788          (5,773)
         Increase in deferred income                                                 1,067,080       1,062,661
                                                                                  ------------    ------------
Net cash provided by operating activities                                         $ 13,141,486    $  8,309,731
                                                                                  ============    ============


                 See notes to consolidated financial statements.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

2.   BASIS OF PRESENTATION:

     The interim financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Arlington Hospitality, Inc. and subsidiaries as of June 30, 2004, and the results of its operations and cash flows for the three and six months ended June 30, 2004 and 2003. The results of operations for the six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2003 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on previously reported operations or total shareholders' equity.

3.   PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which the Company has a majority or controlling ownership interest. All significant intercompany accounts and transactions have been eliminated.

4.   INCOME TAXES:

     Deferred income taxes are provided on the differences in the bases of the Company's assets and liabilities, as determined for tax and financial reporting purposes, and relate principally to hotel impairment charges, depreciation of property and equipment and deferred income. The deferred income tax balance at June 30, 2004 also includes a net operating loss carryforward of approximately $5.2 million expiring in 2024, which is expected to be utilized and has not been reserved against. The Company has not recorded any potential net operating loss carry forward benefit for state tax purposes.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

     The calculation of basic and diluted earnings per share for the three and six months ended June 30, is as follows:

                                                Three Months Ended June 30,           Six Months Ended June 30,
                                               -----------------------------       -------------------------------
                                                   2004             2003                2004             2003
                                               -------------   -------------       --------------   --------------
      Net income (loss) from continuing
        operations, before impairment            $  525,313     $   206,597         $  (215,347)    $  (646,409)

      Impairment provision, net of tax              (75,183)     (2,738,707)           (267,263)     (2,798,707)
                                                 ----------     -----------         -----------     -----------
      Net income (loss) from continuing
        operations                                  450,130      (2,532,110)           (482,610)     (3,445,116)

      Discontinued operations (a)                  (395,285)       (825,676)         (1,037,951)     (1,395,190)
                                                 ----------     -----------         -----------     -----------
      Net income (loss)                              54,845      (3,357,786)         (1,520,561)     (4,840,306)

      Impact of convertible
        partnership interest                             --              --                  --              --
                                                 ----------     -----------         -----------     -----------

      Net income (loss) available to
        common shareholders                      $   54,845     $(3,357,786)        $(1,520,561)    $(4,840,306)
                                                 ==========     ===========         ===========     ===========

      Weighted average common
        shares outstanding                        5,038,168       5,019,588           5,020,425       5,011,478
      Dilutive effect of convertible
        partnership interests and
        common stock equivalents                         --              --                  --              --
                                                 ----------     -----------         -----------     -----------
      Dilutive common shares outstanding          5,038,168       5,019,588           5,020,425       5,011,478
                                                 ==========     ===========         ===========     ===========

      Net income (loss) per share - Basic:
        From continuing operations               $     0.09     $     (0.51)        $     (0.10)    $     (0.69)
        From discontinued operations                  (0.08)          (0.16)              (0.20)          (0.28)
                                                 ----------     -----------         -----------     -----------
                                                 $     0.01     $     (0.67)        $     (0.30)    $     (0.97)
                                                 ==========     ===========         ===========     ===========

      Net income (loss) per share - Diluted:
        From continuing operations               $     0.09     $     (0.51)        $     (0.10)    $     (0.69)
        From discontinued operations                  (0.08)          (0.16)              (0.20)          (0.28)
                                                 ----------     -----------         -----------     -----------
                                                 $     0.01     $     (0.67)        $     (0.30)    $     (0.97)
                                                 ==========     ===========         ===========     ===========

      (a) Includes hotel impairment provision related to non-AmeriHost Inn hotels to be sold of approximately $319,000 and $517,000, net of tax, for the three months ended June 30, 2004 and 2003, respectively, and $566,000 and $517,000, net of tax for the six months ended June 30, 2004 and 2003 (Notes 11 and 12).

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

6.   INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED HOTEL JOINT VENTURES:

     The Company has non-controlling ownership interests, ranging from 1.0% to 50.0%, in general partnerships, limited partnerships and limited liability companies formed for the purpose of owning and operating hotels. These investments are accounted for using the equity method, under which method the original investment is increased (decreased) for the Company's share of the joint venture's net income (loss), increased by contributions made and reduced by distributions received. The Company had investments in 13 hotel joint ventures at June 30, 2004, with a total investment balance of approximately $1.3 million and 14 hotel joint ventures at December 31, 2003, with a total investment balance of approximately $859,000. The Company is secondarily liable for the obligations and liabilities of the limited partnerships in which it holds a general partnership interest.

     The Company advances funds to hotels in which the Company has a minority ownership interest for working capital and construction purposes. The advances bear interest ranging from the prime rate to 10% per annum and are due on demand. The Company expects the partnerships to repay these advances through the sale of the properties, cash flow generated from hotel operations and mortgage financing. The advances were approximately $1,616,000 and $2,451,000 at June 30, 2004 and December 31, 2003,
     respectively, and are included in investments in and advances to unconsolidated hotel joint ventures in the accompanying consolidated balance sheets.

     During the first quarter of 2004, a joint venture owning a non-AmeriHost Inn hotel, in which the Company has a 50% ownership interest, amended its partnership agreement. The amendment (i) provided for all future capital calls to be funded by the other partner, with no funding obligation by the Company and without dilution of ownership interest to the Company, (ii) clarified the Company's first priority distributions upon the sale of the hotel, (iii) mandated that the hotel be marketed for sale, and (iv) transferred the hotel management responsibilities to an affiliate of the joint venture partner. Based upon the initial analysis, the Company expects that this joint venture will be considered a variable interest entity in accordance with FIN 46R (Note 15). The Company is required to adopt FIN 46R for interim periods ending after December 15, 2004, and expects to present its investment in this joint venture on a consolidated basis in its financial statements beginning December 31, 2004. The consolidation of this joint venture is expected to add approximately $3.4 million in assets and $2.1 million in liabilities.

     The mortgage balances for the unconsolidated joint ventures have not been included in the Company's consolidated balance sheet. Approximately $6.2 million of the mortgage debt with unconsolidated joint ventures relates to four properties that have been identified to be sold as part of the Company's strategic hotel disposition plan. One mortgage in the amount of approximately $1.7 million matures in November 2004. This mortgage had matured on November 1, 2003, however the lender extended the maturity for one year, and waived a covenant violation for the minimum debt service coverage ratio for 2003. This hotel is included in the hotel disposition plan, and upon any such sale of the hotel, the net proceeds will be used to pay off the mortgage. However, if the joint venture is unable to sell the hotel prior to the loan maturity, on acceptable terms, and if the lender is unwilling to extend the maturity date of the loan, or if acceptable alternative financing is not available, it could create a default on behalf of the joint venture whereby the lender would look to the Company for repayment of the loan under the guarantee.

     The Company has provided approximately $17.7 million in guarantees as of June 30, 2004, on mortgage loan obligations for ten joint ventures in which the Company holds a minority, non-controlling equity interest, which expire at various dates through March 2024. Other partners also have guaranteed portions of the same obligations. The partners of one of the partnerships have entered into a cross indemnity agreement whereby each partner has agreed to indemnify the others for any payments made by any partner in relation to the guarantee in excess of their ownership interest.

     During the second quarter of 2004, the Company and a joint venture partner entered into an agreement to pursue an offer by a third party to purchase the hotel from the joint venture, which also provides for modifications, under certain circumstances, to two other joint ventures with this partner. The joint ventures are owned 25% by the Company and 75% by the joint venture partner and the joint venture with the offer to purchase has assets of $2.0 million and

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

6.   INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED HOTEL JOINT VENTURES
     (CONTINUED):

     liabilities of $1.2 million as of June 30, 2004. The agreement provides that upon the sale of the hotel, if consummated, the joint venture partner would receive a minimum amount from the net proceeds, and any deficiency would be funded by the Company. Based on the contemplated purchase price offered by the third party, the joint venture partner's share of the net distributable proceeds upon the sale of the hotel would be in excess of the minimum amount as stipulated in the agreement. The Company is assessing whether or not this joint venture would be considered a Variable Interest Entity in accordance with FIN 46R (Note 15), and the value of the guarantee computed in accordance with FIN45 was deemed immaterial. If the joint venture partner receives the minimum amount under this agreement, the joint venture partner's right to receive distributions from these other two joint ventures will be limited. All three joint venture arrangements were further modified subsequent to June 30, 2004 (Note 16).

7.   BANK LINE-OF-CREDIT:

     The Company had $3,250,000 and $3,850,000 outstanding on its bank operating line-of-credit at June 30, 2004 and December 31, 2003, respectively. In April 2004, the operating line-of-credit was renewed for a one year period expiring April 30, 2005, and provides for a maximum availability of $4.0 million with a reduction in the maximum availability to $3.5 million on February 28, 2005. In addition, the lender has the right to reduce the maximum availability further based on hotel sales, or as deemed necessary. The operating line-of-credit is collateralized by substantially all the assets of the Company, subject to first mortgages from other lenders on hotel assets, and bears interest at the rate of 10% per annum. The line-of-credit provides for the maintenance of certain financial covenants, including minimum tangible net worth, a maximum leverage ratio, minimum debt service coverage ratio, and minimum net income. The Company was in compliance with all covenants as of June 30, 2004.

8.   LONG-TERM DEBT AND LIABILITIES OF ASSETS HELD FOR SALE:

     The Company's plan to sell certain hotel assets is expected to result in the payoff of the related mortgage debt and the satisfaction of a capital lease obligation for one hotel (Note 13). As a result, these mortgage balances and capital lease obligation have been classified in current liabilities, as liabilities of assets held for sale, in the accompanying consolidated balance sheet as of June 30, 2004. The table below presents the total mortgage debt and capital lease obligation outstanding, as well as the amounts which are contractually due within the next twelve months, regardless of the plan for hotel disposition.

                                                                Outstanding              Contractually
                                                                 Balance at             due in the next
                                                               June 30, 2004             twelve months
                                                               --------------           ---------------
         Held for Sale - AmeriHost Inn hotels                  $   23,040,649           $     2,500,967
         Held for Sale - Other brand hotels                         8,713,009                 1,182,690
         Operating hotels                                          19,360,141                   804,500
         Office building                                            4,913,131                   284,850
                                                               --------------           ---------------
                                                               $   56,026,930           $     4,773,007
                                                               ==============           ===============

    The above amounts include two mortgages which mature within the next twelve months. These mortgages have an aggregate outstanding balance of approximately $2.4 million as of June 30, 2004, and are secured by hotels held for sale. The Company expects to sell the related hotel assets prior to the mortgage maturity dates and to payoff the mortgages using the sale proceeds. If not sold, the Company expects to refinance or extend the mortgage loans until a sale is consummated.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003


8.   LONG-TERM DEBT AND LIABILITIES OF ASSETS HELD FOR SALE (CONTINUED):

     The hotel mortgage loans bear interest at the floating rates of prime minus 0.25% to prime plus 2.5% per annum. The office building loan matures January 1, 2006, and bears interest at the floating rate of either prime minus 0.25% or LIBOR plus 2.25%, as chosen by the Company.

     Certain of the Company's hotel mortgage notes and the office building note contain financial covenants, principally minimum net worth requirements, debt to equity ratios, and minimum debt service coverage ratios. These financial covenants are typically measured annually, based on our fiscal year end. The Company was in compliance with all covenants as of June 30, 2004.

     The capital lease obligation represents the present value of minimum lease payments through 2013 for one AmeriHost Inn hotel, including a residual guarantee. This lease was accounted for as an operating lease until the second quarter of 2004, when a lease modification was executed resulting in capital lease treatment in accordance with SFAS 13 (Note 14). The capital lease asset and obligation have been classified as "held for sale" since the related hotel is currently under contract for sale. The annual rent payment has been included as part of the amount contractually due within the next twelve months.

9.   SHAREHOLDERS' EQUITY:

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

     Stock subscriptions receivable:

     In connection with the purchase of certain management contracts from Diversified Innkeepers, Inc. ("Diversified"), the Company secured promissory notes from the principals of Diversified in the total amount of $436,875 with interest at 6.5% per annum. The notes are collateralized by 125,000 shares of common stock of the Company, which were issued upon the exercise of stock options in 1993. The total principal balance is due December 31, 2005. Since the notes are secured by the Company's common stock, they have been classified as a reduction of shareholders' equity on the accompanying consolidated balance sheets. If the notes are not repaid, the Company may take possession of the common stock and hold the shares in treasury, or retire the shares, in satisfaction of the notes.

     Reverse-Forward stock split:

     In November 2003 the Company executed a reverse-forward stock split whereby the shares held by shareholders owning less than 100 shares on the effective date were redeemed and converted into the right to receive cash from the Company. Shareholders owning at least 100 shares as of the effective date were not affected. A total of 33,332 shares held by approximately 775 shareholders, or 40% of the total shareholders, were converted on the effective date into the right to receive approximately $128,000 in cash. Through June 30, 2004, the Company has paid approximately $45,152 for the redemption of 11,789 shares in connection with the reverse-forward stock split. All shares that were converted into the right to receive cash have been retired.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

     Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, operating income, identifiable assets, capital expenditures and depreciation and amortization for each business segment for the six month periods, which is the information utilized by the Company's decision makers in managing the business:

         Revenues                                                                     2004                2003
         --------                                                                 -------------     --------------
               Hotel operations                                                   $  17,411,524     $   19,567,054
               Hotel development and construction                                     1,590,686          2,097,261
               Hotel sales                                                           14,277,205          9,033,747
               Hotel management                                                         202,826            228,455
               Employee leasing                                                       1,123,159          1,058,682
               Incentive and royalty sharing fees                                       600,414            429,649
               Office building rental and other                                         349,294            356,223
                                                                                  -------------     --------------
                                                                                     35,555,108         32,771,071
                                                                                  =============     ==============

         Operating costs and expenses                                                 2004                2003
         ----------------------------                                             -------------     --------------
               Hotel operations                                                   $  14,130,129     $   15,485,921
               Hotel development and construction                                     2,121,984          2,136,477
               Hotel sales                                                           11,623,928          7,334,431
               Hotel management                                                         115,712            139,759
               Employee leasing                                                       1,069,915          1,026,714
               Incentive and royalty sharing fees                                           -                  -
               Office building rental and other                                          75,960             96,417
                                                                                  -------------     --------------
                                                                                  $  29,137,628     $   26,219,719
                                                                                  =============     ==============

         Operating income
         ----------------
               Hotel operations                                                   $     (52,795)    $     (120,521)
               Hotel impairment                                                        (445,439)        (4,664,512)
               Hotel development and construction                                      (533,739)           (41,212)
               Hotel sales                                                            2,653,278          1,699,316
               Hotel management                                                          67,359             65,668
               Employee leasing                                                          52,551             30,830
               Incentive and royalty sharing fees                                       600,414            429,649
               Office building rental                                                   193,673            178,692
               Corporate general and administrative                                  (1,602,816)        (1,006,871)
                                                                                  --------------    ---------------
                                                                                  $     932,486     $   (3,428,961)
                                                                                  =============     ===============

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

10.  BUSINESS SEGMENTS (CONTINUED):

         Identifiable assets
         -------------------
               Hotel operations                                                   $  69,945,482     $   93,198,668
               Hotel development and construction                                     2,043,768          1,292,800
               Hotel sales                                                                   --                 --
               Hotel management                                                       1,008,727            530,364
               Employee leasing                                                         164,395            152,279
               Incentive and royalty sharing fees                                            --                 --
               Office building rental and other                                       6,416,700          6,475,228
               Corporate, including deferred tax asset                                7,882,647          7,216,892
                                                                                  -------------     --------------
                                                                                  $  87,461,719     $  108,866,231
                                                                                  =============     ==============
         Capital Expenditures
         --------------------
               Hotel operations                                                   $     386,463     $    3,763,792
               Hotel development and construction                                       534,750                 --
               Hotel sales                                                                   --                 --
               Hotel management                                                           5,155              7,380
               Employee leasing                                                                                 --
               Incentive and royalty sharing fees                                                               --
               Office building rental and other                                          12,174                799
               Corporate                                                                  1,475              1,857
                                                                                  -------------     --------------
                                                                                  $     940,017     $    3,773,828
                                                                                  =============     ==============

         Depreciation/Amortization
         -------------------------
               Hotel operations                                                   $     941,099     $    1,763,401
               Hotel development and construction                                         2,440              1,996
               Hotel sales                                                                   --                 --
               Hotel management                                                          19,755             23,028
               Employee leasing                                                             694              1,137
               Incentive and royalty sharing fees                                            --                 --
               Office building rental and other                                          79,660             81,114
               Corporate                                                                 23,008             44,034
                                                                                  -------------     --------------
                                                                                  $   1,066,656     $    1,914,710
                                                                                  =============     ==============

11.  PLAN FOR FUTURE HOTEL DISPOSITIONS:

     Sale of hotels

     In July 2003, the Company implemented a plan to sell approximately 25-30 hotel properties over a period of two years. The properties to be sold included 20-25 AmeriHost Inns and six non-AmeriHost hotels that are wholly owned or in which the Company has an ownership interest. The Company has hired several regional and national hotel brokerage firms to market most of the properties and manage the sales process. The Company expects this plan to reduce debt and generate cash to pursue development and other strategic objectives as well as accelerate the economic benefits of the Company's transaction with Cendant Corporation, the owner of the AmeriHost Inn franchise system. However, there can be no assurances under the plan as to timing, terms of sale, or that any additional sales will be consummated.

     The Company sold six wholly-owned AmeriHost Inn hotels during the six months ended June 30, 2004, of which four were sold in the second quarter. Gross sale proceeds, net of closing costs, from these hotels was approximately $14.3 million, which has been included in hotel sales and commission revenue in the accompanying consolidated financial statements. The net book value of these hotels at the time of their sales was approximately $11.6 million, resulting in

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

11.  PLAN FOR FUTURE HOTEL DISPOSITIONS (CONTINUED):

     operating income from the sale of these hotels of approximately $2.7 million. In addition, approximately $10.5 million in mortgage debt was paid off with proceeds from the sale of these hotels. The Company incurred a mortgage prepayment fee of approximately $97,000 in conjunction with the sale of one AmeriHost Inn hotel in June 2004, which has been included in "other expense" in the accompanying consolidated financial statements.

     During the six months ended June 30, 2003, the Company sold three wholly-owned AmeriHost Inn hotels, of which one was sold in the second quarter. Gross sale proceeds, net of closing costs, was approximately $9.0 million; net book value of these hotels at the time of their sales was approximately $7.3 million, resulting in operating income from the sale of these hotels of approximately $1.7 million; and mortgage debt of approximately $5.6 million was paid off with the proceeds.

     In addition, one joint venture in which the Company had a minority ownership interest sold its hotel asset during the first six months of 2004 and another joint venture sold its hotel asset during the first six months of 2003. The Company accounted for these joint ventures by the equity method and included its share of the gain from these sales in equity in net income and (losses) of unconsolidated joint ventures in the accompanying consolidated financial statements.

     Impairment

     On January 1, 2002, the Company adopted SFAS 144, "Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for Long-Lived assets (SFAS
     144)". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires a long-lived asset to be sold to be classified as "held for sale" in the period in which certain criteria are met, including that the sale of the asset within one year is probable. In addition, the debt that is expected to be paid off as a result of these hotel sales has been classified as current liabilities in the accompanying consolidated financial statements. Certain hotels may be marketed for sale for more than one year, if not sold, since market conditions and contemplated sale terms have changed for these hotels, including asking price adjustments in certain cases. The Company continues to actively market these hotels for sale with the expectation that these properties will be sold within the next 12 months. Therefore, these hotels are expected to continue to be classified as "held for sale," until sold. SFAS 144 also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from the Company's ongoing operations. However, the disposition of AmeriHost Inn hotels, although classified as "held for sale" on the accompanying consolidated balance sheets, have not been treated as discontinued operations due to the ongoing royalty fees to be earned by the Company after their disposition. In addition, in accordance with this literature, depreciation ceased on the hotel assets that have been classified as "held for sale".

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

     During the year ended December 31, 2003, in connection with the implementation of the plan to sell hotels, the Company recorded non-cash impairment charges of approximately $6.0 million, including approximately $909,000 which was included in "discontinued operations." The non-cash impairment charges represent adjustments to reduce the carrying value of certain hotel assets to the estimated sales prices, net of estimated costs to sell, based on current market conditions and the change in holding periods of the properties. The Company recorded $445,000 and $4.7 million in non-cash impairment charges during the first six months of 2004 and 2003, respectively, related to consolidated AmeriHost Inn hotels and unconsolidated (both AmeriHost Inn and non-AmeriHost Inn) hotels. The 2004

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

11.  PLAN FOR FUTURE HOTEL DISPOSITIONS (CONTINUED):

     amount represents additional adjustments for certain AmeriHost Inn hotels based on our most recent analysis and market information. In addition, approximately $943,000 and $862,000 in non-cash impairment charges related to consolidated non-AmeriHost Inn hotels anticipated to be sold, have been included in "discontinued operations" during the six months ended June 30, 2004 and 2003, respectively. The impairment recorded in 2004 for non-AmeriHost Inn hotels relates primarily to one exterior corridor hotel which is over 25 years old and which could require capital expenditures over the next few years in excess of ongoing replacement reserves if the hotel is not sold. The operating results have declined significantly over the past several months, as a result of a change in brand affiliation and the addition of newer hotels in its local market. This decline has had a negative impact on the value of the hotel, resulting in the impairment charge.


12.  DISCONTINUED OPERATIONS:

     The Company has reclassified its consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, to reflect discontinued operations of seven consolidated non-AmeriHost Inn hotels sold during this period, or to be sold pursuant to the plan for hotel dispositions within the next twelve months and one hotel operated under a lease to be terminated. This reclassification has no impact on the Company's net income or net income per common share. Non-AmeriHost Inn hotels sold or held for sale, which are owned by joint ventures and accounted for using the equity method of accounting, are not presented as "discontinued operations," nor are the sales of the AmeriHost Inn hotels due to the Company's long-term royalty sharing agreement for all non-Company owned AmeriHost Inn hotels. Condensed financial information of the results of operations for the hotels presented as discontinued operations is as follows:


                                               Three Months Ended June 30,           Six Months Ended June 30,
                                            -------------------------------       ------------------------------
                                                  2004            2003                2004              2003
                                            --------------    -------------       -------------    -------------
     Hotel Operations:
          Revenue                             $ 1,804,168       $ 2,413,446         $ 3,060,274      $ 4,113,915
          Operating expenses                    1,562,295         2,100,059           2,968,882        4,107,318
                                              -----------       -----------         -----------      -----------
                                                  241,873           313,387              91,392            6,597

     Depreciation and amortization                274,608           430,292             585,887          824,591
     Leasehold rents - hotels                      20,331           115,850              80,331          231,700
     Hotel impairment provision                   531,414           862,070             943,000          862,070
                                              -----------       -----------         -----------      -----------
     Operating loss                              (584,480)       (1,094,825)         (1,517,826)      (1,911,764)

     Other income (expense):
          Interest expense                       (151,328)         (201,858)           (307,040)        (401,433)
          Other income (expense)                   77,000           (87,172)             94,948          (88,111)
                                              -----------       -----------         -----------      -----------
     Loss from discontinued
       operations, before minority
       interests and income taxes                (658,808)       (1,383,855)         (1,729,918)      (2,401,308)

     Minority interests in (income) loss
       of consolidated joint ventures                  --             8,179                  --           76,118
                                              -----------       -----------         -----------      -----------
     Income (loss) from discontinued
       operations, before income taxes           (658,808)       (1,375,676)         (1,729,918)      (2,325,190)

     Income tax benefit                           263,523           550,000             691,967          930,000
                                              -----------       -----------         -----------      -----------
     Net loss from discontinued
       operations                             $  (395,285)      $  (825,676)        $(1,037,951)     $(1,395,190)
                                              ===========       ===========         ===========      ===========

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

12.  DISCONTINUED OPERATIONS (CONTINUED):

     Five consolidated non-AmeriHost Inn hotels to be sold pursuant to the plan for hotel disposition, and one leased non-AmeriHost Inn hotel to be terminated, the operations of which are included in discontinued operations, have been classified as held for sale in the accompanying consolidated balance sheet as of June 30, 2004. Condensed balance sheet information for these hotels is as follows:

                                                                      June 30,
                                                                        2004
                                                                    ------------
     ASSETS
          Current assets:
               Cash and cash equivalents                            $    321,841
               Accounts receivable                                       169,014
               Prepaid expenses and other current assets                  61,144
                                                                    ------------
                   Total current assets                                  551,999
                                                                    ------------

          Property and equipment                                      17,969,592
          Less accumulated depreciation and amortization              (6,947,285)
                                                                    ------------
                                                                      11,022,307
                                                                    ------------

          Other assets, net of accumulated amortization
                                                                         190,124
                                                                    ------------
                                                                    $ 11,764,430
                                                                    ============

                            LIABILITIES
          Current liabilities:
               Accounts payable                                     $    181,148
               Accrued payroll and other expenses                        536,797
               Current portion of long-term debt                       1,182,690
                                                                    ------------
                   Total current liabilities                           1,900,635

          Long-term debt, net of current portion                       7,530,318

          Equity                                                       2,330,107
                                                                    ------------
                                                                    $ 11,764,430
                                                                    ============

13.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

     Sale/leaseback of hotels:

     In 1998 and 1999, the Company completed the sale of 30 AmeriHost Inn hotels to PMC Commercial Trust ("PMC"), a real estate investment trust ("REIT") for $73.0 million. Upon the respective sales to PMC, a subsidiary of the Company entered into agreements to lease back the hotels. The leases had an initial term of 10 years, and in January 2001, the master lease agreement with PMC was amended to allow either PMC or the Company to extend the leases for a five-year period, through 2013. The lease payments are currently 10.51% of the sale price and are subject to an annual CPI increase with a 2% maximum. All of these leases are triple net and provide for monthly base rent payments ranging from $14,000 to $27,000.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

13.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED):

     The gains from the sale of the hotels to PMC were deferred for financial statement reporting purposes, due to the continuing involvement with the long-term lease agreement, and are being amortized on a straight-line basis into income as a reduction of leasehold rent expense over the 15-year term, including the five-year extension option. At June 30, 2004, the balance of this deferred income was approximately $6.1 million.

     The January 2001 amendment also provided for the sale by PMC to third parties or to the Company, eight unidentified hotels under specified terms, with the specific hotels to be chosen by both PMC and the Company. The amendment provides for four increases in rent payments of 0.25% each, if these hotels are not sold to a third party or purchased by the Company by the dates specified. As of June 30, 2004, the first three scheduled rent increases were not effective due to the sale of three hotels from PMC to the Company. Pursuant to the amendment, the Company was obligated to either facilitate the sale of one final hotel to a third party, or purchase it from PMC at a price of approximately $2.6 million by June 5, 2004, or the fourth 0.25% rent increase of approximately $127,000 on an annual basis would become effective, however this obligation has been extended to October 31, 2004, as a result of the Company and PMC entering into a temporary sales letter agreement, as described in the following paragraphs. Including the hotels sold to the Company or to third parties under the January 2001 amendment, PMC has sold nine hotels since the lease inception, resulting in 21 hotels currently leased by the Company from PMC as of June 30, 2004.

     In 2004, the Company entered into discussions with PMC, on behalf of its subsidiary, with the objective to restructure these long-term lease agreements, and to allow for the sale of the hotels to third parties. The Company engaged a consultant to assist in the analysis and discussions of any lease restructuring agreement, which cost will be accounted for as a lease restructuring cost and amortized over the remaining lease term. On March 12, 2004, the subsidiary entered into a temporary letter agreement with PMC which provided that base rent will continue to accrue at the rate of approximately $445,000 per month, as set forth in the lease agreements; however the base rent payments required to be paid on March 1, 2004 and April 1, 2004 were reduced to approximately $360,000 per month, with the March 1, 2004 payment being due and payable upon the execution of the temporary letter agreement. In addition, the subsidiary was allowed to utilize $200,000 of its security deposit held with PMC to partially fund these payments. The Company accrued rent expense based on the original base rent amount during the months in which a portion of the cash payment was deferred. The terms of the temporary letter agreement have been extended through August 31, 2004, providing for the same reduced rent payments, for the months of May through July 2004. The Company paid the full base rent of approximately $445,000 for the month of August 2004. Upon the expiration of the temporary letter agreement (as extended) on August 31, 2004, the deferred portion of the base rent (approximately $434,000) plus the $200,000 needed to restore the security deposit to its March 12, 2004 balance will be payable to PMC in four equal monthly installments beginning September 1, 2004. While the objective is to reach a restructured agreement prior to the expiration of the temporary letter agreement, there can be no assurance that the leases will be restructured on terms and conditions acceptable to the Company, if at all.

     Also, in connection with the Company's discussions with PMC, the Company and PMC entered into a temporary sales letter agreement dated May 18, 2004. This agreement provides for the extension of the final hotel sale to a third party or purchase obligation by the Company, pursuant to the 2001 amendment, until October 31, 2004. This hotel is currently under contract for sale to a third party, and the sale transaction is expected to be consummated prior to October 31, 2004. However, if the hotel is not sold to a third party by October 31, 2004, the Company would be subject to the rent increase discussed above, or would be required to purchase this hotel at the specified price, using mortgage debt to be obtained and cash from operations or working capital, if available. In either event, upon the sale of this hotel or the alternative rate increase, the Company will have no further obligations under the January 2001 amendment. Upon the sale of this hotel, the individual lease would be terminated, and pursuant to this temporary agreement, PMC would receive the sale proceeds, net of closing costs, plus a termination fee from the Company. If the

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

13.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED):

     total proceeds to PMC, including the termination fee, are less than the specified value contained in the original lease the shortfall becomes an obligation of the Company bearing interest at the rate of 8.5% on an annual basis, due May 1, 2005. If the total proceeds to PMC, including the termination fee, are more than the specified value, the excess will be used to reduce the specified values for the remaining leased hotels, which is the basis for the monthly rent payments. Due to the modified terms of the temporary sales letter agreement, the lease relating to this hotel has been treated as a capital lease in accordance with SFAS 13. As such, approximately $2.6 million has been recorded as property and equipment under capital lease "held for sale" and a related capital lease obligation classified as "liabilities of assets held for sale" as of June 30, 2004. The remaining unamortized balance of the deferred gain from the original sale of the hotel to PMC in the amount of approximately $307,000 was recorded as a reduction to the basis of the property and equipment under a capital lease as of June 30, 2004.

     Hotel lease:

     A joint venture in which the Company has a controlling ownership interest leases one non-AmeriHost Inn hotel. This lease is triple net, and provided for rent payments of $20,000 per month. The lease was scheduled to expire May 31, 2010, however, in May 2004, the terms of the lease were modified to
     (i) change the monthly lease payments from $240,000 per year to an amount based on a percentage of hotel room revenue, with a minimum of $90,000 on an annual basis, and (ii) to change the lease expiration date to the earlier of November 1, 2005, or when and if, the landlord sells the property, redevelops the property, or leases the property to a new tenant. In addition, the Company will receive a portion of the residual value of the furniture, fixtures, and equipment upon termination of the lease. The operations of this hotel have been presented as "discontinued operations" in the accompanying consolidated financial statements due to this lease modification. Although modified, the Company determined that this hotel lease would continue to be accounted for as an operating lease.

     Employment agreements:

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

     Investment banker/financial advisor:

     The Company has engaged an investment banker/financial advisor to review the Company's business plan and related strategies for the purpose of assisting the Company in optimally structuring and obtaining new debt or equity financing, as needed. A portion of the fees for this engagement was expensed in the second quarter of 2004, as certain analyses were initiated during such quarter. The remaining fees will be expensed when the analyses are completed and presented to the Company's board of directors. In addition, the contract provides for additional fees based on the Company's success in obtaining any such new debt or equity capital.

     Legal matters:

     The Company and certain of its subsidiaries are defendants in various litigation matters arising in the ordinary course of business. In the opinion of management, the ultimate resolution of all such litigation matters is not likely to have a material effect on the Company's financial condition, results of operation or liquidity.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

14.  SUPPLEMENTAL CASH FLOW DATA:

    The following represents the supplemental schedule of noncash investing and financing activities for the six months ended June 30:

                                                                                       2004                2003
                                                                                  -------------     --------------
         Notes received in connection with the
           sale of hotels                                                         $     100,000     $      250,000
                                                                                  =============     ==============
         Capital lease obligation                                                 $   2,577,996     $           --
                                                                                  =============     ==============
         Deferred income adjustment - capital lease                               $     306,856     $           --
                                                                                  =============     ==============
         Interest paid, net of interest capitalized                               $   1,918,141     $    2,647,309
                                                                                  =============     ==============

15.  NEW ACCOUNTING STANDARDS:

     In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether or not it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. The Company is required to adopt the requirements of FIN 46R for interim periods ending after December 15, 2004. This Interpretation requires that the Company present any variable interest entities in which it has a majority variable interest on a consolidated basis in its financial statements. The Company is continuing to assess the provisions of this Interpretation and the impact to the Company of adopting this Interpretation. Therefore the following amounts may change based upon additional analysis. Due to the adoption of this Interpretation, the Company expects that it will begin to present its investments in three joint ventures in which it has a majority variable interest, as determined in accordance with the provisions of this Interpretation, on a consolidated basis in its financial statements beginning with the consolidated financial statements issued for the quarterly period ended December 31, 2004. The consolidation of these joint ventures is expected to add approximately $7.2 million in assets and $5.6 million in liabilities to the Company's consolidated balance sheet. As of June 30, 2004, the Company had investments in, and advances to, these joint ventures of approximately $1.6 million, which was presented as such under the equity method of accounting in the accompanying consolidated financial statements. The Company expects that it will continue to present all of its other unconsolidated investments under the equity method. The Company entered into one new joint venture agreement during the second quarter of 2004, and based on the Company's analysis, this joint venture does not qualify for consolidation pursuant to FIN 46R.

16.  SUBSEQUENT EVENTS:

     Subsequent to June 30, 2004, the Company sold one wholly owned non-AmeriHost Inn hotel at an immaterial gain with approximately $1.4 million of mortgage debt assumed by the buyer of the hotel. This sale transaction will be reported in the Company's third quarter 2004 statement of operations.

     The Company has three hotel joint ventures, whereby the Company owns 25% and the same joint venture partner owns 75% of each venture. The joint venture agreements require the approval of both partners with respect to the sale of the hotels. In July 2004, the Company and the joint venture partner entered into a supplemental agreement that provides for the sale of each of the three hotels, under certain circumstances, which is consistent with the Company's strategic plan for hotel disposition (Note 11). Depending upon the order in which the hotels are sold, certain disproportionate distributions may be made to the joint venture partner upon the sale of a hotel, with an offsetting reduction in distributions to the joint venture partner upon the sale of the remaining hotel(s). Upon the sale of all three hotels, total

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

16.  SUBSEQUENT EVENTS (CONTINUED):

     distributions to the Company and to the joint venture partner are expected to be substantially the same as under the original joint venture agreements. Based upon the initial analysis, the Company expects that two of these joint ventures will be considered variable interest entities in accordance with FIN 46R, and will be consolidated in the Company's financial statements upon adoption of FIN 46R (Note 15). The Company is required to adopt FIN 46R for interim periods ending after December 15, 2004. The consolidation of the two joint ventures is expected to add $3.8 million in assets and $3.6 million in liabilities to the consolidated financial statements as of December 31, 2004.

    In connection with the Company's discussions with PMC to restructure the leases for 21 hotels (Note 13), the temporary letter agreement which deferred the payment of a portion of the monthly rent for the months of March through July 2004, was extended through August 31, 2004.

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

Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

     o a downturn or sluggishness in the national economy in general, and the real estate market specifically;

     o the effect of threats or acts of terrorism and increased security precautions on travel patterns and demand for hotels;

     o governmental actions and other legislative/regulatory changes, including changes to tax laws;

     o    level of proceeds from asset sales;

     o    ability of our hotel buyers to obtain adequate financing;

     o cash available for operating expenses and ongoing capital expenditures;

     o availability of hotel debt and corporate and/or joint venture equity capital for new development/acquisition growth;

     o ability to refinance debt and restructure our lease agreements with PMC;

     o    rising interest rates;

     o    the rising costs associated with being a publicly held company;

     o    competition;

     o supply and demand for hotel rooms in our current and proposed market areas, including the existing and continuing weakness in business travel and lower-than-expected daily room rates; and

     o other factors that may influence the travel industry, including health, safety and economic factors.

These risks and uncertainties, along with the risk factors discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2003, our Report on Form 10-Q for the three months ended March 31, 2004, and those risk factors discussed under "Risk Factors" herein, should be considered in evaluating any forward-looking statements contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

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

                                         Hotels at              Hotels              Hotels           Hotels at
                                         12/31/03            Sold/Disposed      Opened/Acquired        06/30/04
                                       ----------------   -----------------     ----------------   ------------------
                                       Hotels     Rooms    Hotels     Rooms     Hotels     Rooms   Hotels       Rooms
                                       ------     -----   -------     -----     ------     -----   ------       -----
     Consolidated (1):
        AmeriHost Inn hotel                49     3,161        (6)     (389)         --      --      43         2,772
        Other brands                        5       692        --        --          --      --       5           692
                                          ---     -----       ---      ----         ---     ---     ---         -----
                                           54     3,853        (6)     (389)         --      --      48         3,464
                                          ---     -----       ---      ----         ---     ---     ---         -----
     Unconsolidated:
        Amerihost Inn hotel                 8       574        --        --           1      79       9           653
        Other brands                        2       228        (1)     (124)         --      --       1           104
                                          ---     -----       ---      ----         ---     ---     ---         -----
                                           10       802        (1)     (124)          1      79      10           757
                                          ---     -----       ---      ----         ---     ---     ---         -----
     Totals:
        AmeriHost Inn hotels               57     3,735        (6)     (389)          1      79      52         3,425
        Other brands                        7       920        (1)     (124)         --      --       6           796
                                          ---     -----       ---      ----         ---     ---     ---         -----
                                           64     4,655        (7)     (513)          1      79      58         4,221
                                          ===     =====       ===      ====         ===     ===     ===         =====


Consolidated hotels are those in which we have a 100% or controlling ownership interest or a leasehold interest.

Our AmeriHost Inn hotels operate under franchise agreements with Cendant. Our other brand hotels are those hotels operated under other national franchise affiliations, that are also owned by Cendant, under the Days Inn, Ramada Inn, and Howard Johnson Express brands.

Sources of Revenue

We generate revenue from the following primary sources:

     o Hotel operations consisting of the revenues from all hotels in which we have a 100% or controlling ownership or leasehold interest (consolidated hotels). Unconsolidated hotels are those hotels in which we have a minority or non-controlling ownership or leasehold interest, and which are accounted for by the equity method.

     o Development and construction revenues consisting of fees for new development, construction and renovation activities.

     o Revenue and commissions from selling of our consolidated AmeriHost Inn hotels.

     o Incentive and royalty sharing fees consisting of the amortization of one-time development incentive fees received from Cendant, and our portion of the AmeriHost Inn franchise royalty fees Cendant receives from all other AmeriHost Inn franchisees and pays to us.

We generate revenue from additional secondary sources;

     o Management and employee leasing revenues consisting of fees for hotel management and employee leasing services.

     o    Rental revenue from the third-party tenants in our office building.

Operating Expenses

Operating expenses consist of the following:

     o Operating expenses from hotel operations, consisting of all costs associated with operating our consolidated hotels including front desk, housekeeping, utilities, marketing, maintenance, insurance, real estate taxes, and other general and administrative expenses.

     o Operating expenses from hotel development, including all direct costs of development and construction activities, such as site work, zoning costs, the cost of all materials, construction contracts, and furniture, fixtures and equipment, as well as indirect internal costs such as architectural, design, purchasing and legal expenses.

     o Operating expenses from Amerihost Inn hotel sales equal to the net book value of consolidated AmeriHost Inn hotels we sell.

     o Operating expenses from hotel management, including the direct and indirect costs of management services, including sales, marketing, quality control, training, purchasing and accounting.

     o Operating expenses from employee leasing, including the actual payroll cost for hotel employees.

     o Operating expenses for the office building, including all costs associated with managing and owning the office building, such as maintenance, repairs, security, real estates taxes, and other direct and indirect administrative expenses.

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

Our joint ventures have also historically been financed through a combination of debt and equity, similar to the terms discussed above, and in one case, through a lease. We have also typically made an equity contribution of up to 30% of the total equity as a minority partner. In addition, we have guaranteed the mortgage debt of the joint venture in most instances. Our business plan currently emphasizes that the majority of new development will be through joint ventures where our partners will fund the majority of the equity contributions.

We paid off approximately $6.7 million in mortgage debt in the second quarter of 2004, in connection with the sale of four hotels. For the six months ended June 30, 2004, we paid off $10.5 million in mortgage debt in connection with the sale of six hotels. We expect to decrease our mortgage debt further as we sell additional hotels. Total annual hotel mortgage debt service for the hotels currently in our portfolio, excluding debt service on mortgages which mature in the next 12 months, is approximately $4.7 million for all of our consolidated hotels. Total annual hotel mortgage debt service for our current portfolio of unconsolidated joint ventures, excluding debt service on mortgages which mature in the next twelve months, is approximately $2.1 million. However, if certain anticipated hotel sales occur, these obligations would decrease, as the related mortgage debt would be paid off with the proceeds therefrom. These debt service amounts are exclusive of the debt service on our corporate line of credit and the mortgage on our office building.

In May 2004, the one joint venture which operates its hotel under a lease, revised the terms of the lease agreement. The revised agreement reduced the annual lease payments from $240,000 to a percentage of hotel room revenue with a minimum of $90,000 on an annual basis, and changed the lease expiration date from May 31, 2010 to the earlier of November 1, 2005, or when, and if, the landlord sells the property, redevelops the property, or leases the property to a new tenant. Although modified, we determined that this hotel lease would continue to be accounted for as an operating lease.

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

The January 2001 master lease amendment also provided for the sale of eight unidentified hotels to third parties or to the Company under specified terms. The amendment provides for four increases in rent payments of 0.25% each, if these hotels are not sold to a third party or purchased by us by the dates specified. As of June 30, 2004, the first three scheduled rent increases were avoided due to the sale of three hotels from PMC to us. The fourth 0.25% increase of approximately $127,000 on an annual basis becomes effective if we do not either facilitate the sale to a third party, or purchase from PMC, one specified hotel at a price of approximately $2.6 million by October 31, 2004, as extended.

Due to numerous economic and market-driven factors relating to these 21 remaining hotels, the parent Company, Arlington Hospitality, Inc., has had to fund, on behalf of our subsidiary, from other operating sources such as the sale of our hotels, a significant portion of the approximate $5.3 million annual lease obligation, as the aggregate operating cash flow from these hotels for the past several years has been insufficient to meet the lease obligation. We have entered into discussions with PMC, on behalf of our subsidiary, with the objective to restructure these long-term lease agreements, including the extension of the obligation discussed above, and to provide for the sale of the hotels to third parties. On March 12, 2004, we entered into a temporary letter agreement with PMC that expired on April 30, 2004. The temporary letter agreement provided that base rent will continue to accrue at the rate of approximately $445,000 per month, as set forth in the lease agreements; however the base rent payments required to be paid on March 1, 2004 and April 1, 2004 were reduced to approximately $360,000 per month, with the March 1, 2004 payment being due and payable upon the execution of the temporary letter agreement. In addition, we were allowed to utilize $200,000 of our security deposit held with PMC to partially fund these payments. The temporary letter agreement has been extended through August 31, 2004 with the reduced rent paid for the months of May 2004 through July 2004. For the month of August 2004, the full base rent of approximately $445,000 was paid. The deferred portion of the March through July 2004 rent (approximately $434,000), plus the $200,000 needed to restore the security deposit to its March 12, 2004 balance, will be payable to PMC in four equal monthly installments beginning September 1, 2004, unless deferred pursuant to any contemplated restructuring.

Also, in connection with our discussions with PMC, we entered into a temporary sales letter agreement dated May 18, 2004. This agreement provides for the extension of the final hotel sale to a third party, or purchase obligation by us, pursuant to the January 2001 amendment, until October 31, 2004. This hotel is currently under contract for sale to a third party, and the sale transaction is expected to be consummated prior to October 31, 2004. If the hotel is not sold to a third party by October 31, 2004, we would be subject to the rent increase discussed above, or would be required to purchase this hotel at the specified price, using mortgage debt to be obtained and cash from operations or working capital, if available. In either event, we will have no further obligation under the January 2001 amendment. Upon the sale of this hotel, the individual hotel lease would be terminated and pursuant to this temporary agreement, PMC would receive the sale proceeds, net of closing costs, plus a termination fee from us. If the total proceeds to PMC, including the termination fee, are less than the specified value contained in the original lease, the shortfall becomes our obligation bearing interest at the rate of 8.5% on an annual basis due May 1, 2005. If the total proceeds to PMC, including the termination fee, are more than the specified value, the excess will be used to reduce the specified values for the remaining leased hotels, which is the basis for the monthly rent payments. Due to this modification, the lease for this hotel was accounted for as a capital lease as of June 30, 2004.

Our objective of the contemplated restructuring is to improve our operating results and cash flow with respect to these hotels, and to agree on a plan that would transfer these hotels to third party operators through the sale of the properties. The sale of these hotels is consistent with our strategic objectives, as discussed above. While our objective is to reach a restructured agreement prior to the expiration of the temporary letter agreement (as extended), there can be no assurance that the leases will be restructured on terms and conditions acceptable to us, if at all, or that a restructuring will improve operating results and cash flow, or provide for the sale of the hotels to third party operators.

At the corporate level, our sole financing source is our operating line-of-credit with LaSalle Bank NA, which matures April 30, 2005. This line-of-credit is a revolving facility, allowing us to take advances when needed, up to the allowed maximum, and to repay any advances without penalty. This facility also requires us to satisfy financial covenants such as minimum net worth, maximum debt to net worth, minimum net income, and minimum debt service ratio. Our current maximum availability under the line-of-credit is $4.0 million, subject to adjustments discussed below. As of June 30, 2004 the outstanding balance on the line-of-credit was $3.25 million, and we were in compliance with all covenants.

Overall industry and economic factors

The lodging industry's performance, and the related travel patterns of both business and leisure travelers, generally follows the trends of the overall U.S. economy, with the lodging industry typically lagging six to nine months behind the U.S. economy. Both the U.S. economy and the lodging industry began to decline in 2001. As the U.S. economy began to show signs of improvement in 2003, the lodging industry has followed in the latter part of 2003 and continues to improve in 2004. However, the economic recovery in the Midwestern United States, which is primarily where our hotels are located, has lagged behind the general U.S. economic recovery. In fact, the lodging industry in certain Midwestern states has not shown any significant signs of recovery. While our hotel revenues have increased in 2004, they have not increased to the same extent as the overall U.S. lodging industry, as reported by industry analysts. Nevertheless, based on the economic forecasts such as the GDP growth forecast, our industry outlook for the remainder of 2004 is optimistic with respect to hotel revenue growth.

The downturn in the lodging industry from 2001 through 2003 has also negatively impacted the values of hotel assets. In an environment with declining revenues and margins, the prices at which hotels are sold have generally been relatively lower than prior to the economic downturn. It is expected that a sustained economic recovery will have a positive impact on hotel valuations. Fluctuations in values could have a material adverse or positive impact on our plan to sell a significant number of hotels on an accelerated basis in 2004 and 2005, and the net cash proceeds that we receive.

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

The table below shows our same room AmeriHost Inn hotel RevPAR results versus the mid-scale without food and beverage segment of the limited service hotel industry over the past eight years and in 2004, through June. The variance in 2004 can be attributed to the lagging economic recovery in the Midwestern U.S., which is where our hotels are primarily located.

                                  RevPAR Growth

                                                                                                               YTD(3)
                              1996      1997       1998      1999       2000       2001       2002      2003    2004
                              -----     ----       ----      ----       ----      -----      -----     -----   ------
AmeriHost Inn Hotels (1)      14.5%     3.9%       9.4%      7.2%       5.9%      (2.1%)      3.7%     (0.3%)   3.8%
Limited service segment,
  without food and
  beverage (2)                 3.5%     3.2%       3.1%      2.2%       4.4%      (1.6%)     (0.6%)      0.5%   6.4%

     (1) Includes all AmeriHost Inn hotels we owned and operated, including unconsolidated minority-owned hotels, operating for at least 13 full months during the periods presented.

     (2)  According to Smith Travel Research, a leading industry analyst.

     (3)  Through June 30, 2004.

A related revenue measure for our hotels is the RevPAR penetration index. The RevPAR penetration index reflects each property's RevPAR in relation to the RevPAR for that property's competitive set. We use the measure as an indicator of a property's market share. For example, a RevPAR penetration index of 100 would indicate that a hotel's RevPAR is, on average, the same as its competitors. A RevPAR penetration index exceeding 100 would indicate that a hotel maintains a RevPAR premium in relation to its competitive set, while a RevPAR penetration index below 100 would be an indicator that a hotel is under performing its competitive set. One critical component in this calculation is the determination of a hotel's competitive set. Factors that we consider include geographic proximity, as well as the level of service provided at the property. Our methodology for determining a hotel's competitive set, however, may differ for those used by other owners and/or managers. From a market penetration standpoint, in the aggregate, our AmeriHost Inn hotels were at an index of 100.0 for the six months ended June 30, 2004, compared to an index of 97.3 for the year ended December 31, 2003.

We believe that many factors contribute to the RevPar penetration index. Some factors which may negatively impact the index at some of our hotels, include:

     o the relatively smaller size of the AmeriHost Inn brand compared to many other hotel brands with significant critical mass and market penetration,

     o a lower contribution rate from the AmeriHost Inn reservation system compared to many other hotel brands, and the level of new competition in the local markets which compete directly with our hotels.

Despite some positive trends with regard to same room revenue and RevPAR penetration, the cash flow from the operations of many of our hotels in 2003 was not sufficient to pay their related mortgage debt service, lease obligations, and ongoing capital expenditures. Our operating margins declined significantly in 2003 as many expenses increased substantially, including employee wages and benefits, insurance, maintenance, utilities, and property taxes. Many of these expenses continue to increase in 2004, however at a lower rate, as we made improvements in controlling some of these costs. In fact, we have been successful in decreasing certain costs in 2004 compared to 2003, including insurance and real estate taxes, which partially offsets the increases in other expense areas. We anticipate that for 2004, the cash flow from the operation of many of our hotels will still not be sufficient to pay the related mortgage debt service, lease obligations, and ongoing capital expenditures. We have a significant amount of debt and obligations under long-term leases, such as the leases with PMC, requiring us to dedicate a substantial portion of our cash flow from our overall operations, including our business activities other than hotel operations, to make these required payments.

While we believe the combination of improved demand for hotel rooms and our cost control initiatives create the possibility of improvements in our hotel operations in 2004, there can be no assurance that any increases in hotel revenues, or improvement in earnings will be achieved. The trends discussed above may not occur for any number of reasons, including slower than anticipated growth in the economy, changes in travel patterns of both business and leisure travelers, the continued threat of terrorist attacks, and competitive factors attributable to the markets in which our hotels are located, all of which may result in lower revenues or higher operating costs and declining operating margins.

LaSalle Bank NA, the lender for our corporate line-of-credit has decreased the availability under this facility over the past two years. Earlier in 2004, we renewed this facility with LaSalle Bank through April 30, 2005 at an initial maximum availability of $4.0 million as reduced from the previous level of $5.5 million. This reduction was achieved primarily as a result of the sale of two hotel properties during the first quarter of 2004 with the proceeds used to pay down the line of credit balance. In addition, the terms require that the maximum availability under the facility be reduced to $3.5 million on February 28, 2005, and also provides LaSalle Bank with the right to reduce the maximum availability further, based on future hotel sales, or as deemed necessary. The facility bears interest at the rate of 10% per annum.

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

Management's priorities

Based on our primary business objectives and anticipated operating conditions, our key priorities, and focus for the remainder of 2004 and the next several years include the following:

     o Sell a significant number of hotels in our existing hotel portfolio, which hotels in many instances have operated with cash flow that is insufficient to pay their debt service and ongoing capital expenditures during the past year;

     o Expand our hotel development activities to be developing and/or acquiring and converting hotels at a pace of 10 - 15 hotels per year by the end of 2005. We intend for this development to primarily be the new construction of larger AmeriHost Inn hotels, or selective acquisition of existing hotels and their conversion to AmeriHost Inn, in larger markets, primarily through joint ventures where we can earn significant development fees, with the intention of selling these hotels after a shorter holding period than we have historically;

     o Grow our relationships with existing and new joint venture partners in connection with the development of new AmeriHost Inn hotels;

     o Improve hotel operation results through a combination of selling hotels, revenue generation initiatives, and cost control measures;

     o Increase the fees we receive from Cendant, including the one-time development incentive fee and the recurring royalty sharing fees, from selling of our hotels to third parties, and as a result of Cendant's efforts from growing the number of AmeriHost Inn franchises through their own sales;

     o    Restructure our lease agreements with PMC;

     o Obtain longer term corporate level financing than our historical one-year operating line-of-credit, to better match our financing sources with our business plan of developing, building and selling AmeriHost Inn hotels; and

     o Obtain growth capital to finance both the equity and debt required for the anticipated development projects.

SUMMARY OF SECOND QUARTER 2004 RESULTS

Total revenues increased 21.5% during the second quarter of 2004 compared to the second quarter of 2003, due primarily to the sale of four Consolidated AmeriHost Inn hotels in the second quarter of 2004 versus the sale of one Consolidated AmeriHost Inn hotel during the second quarter of 2003. Total revenues from the operations of Consolidated AmeriHost Inn hotels decreased from $11.0 million to $9.6 million during the second quarter of 2004, due primarily to the reduction in the number of Consolidated AmeriHost Inn hotels operated by the Company as a result of the sale of ten hotels in the second half of 2003 and the first half of 2004, partially offset by an increase in same room revenues from these hotels of 2.7% for the second quarter of 2004 compared to 2003. Revenues from the development and construction segment also decreased during the second quarter of 2004, as we recognized less revenue on the one AmeriHost Inn hotel we were building for a joint venture in the second quarter of 2004, versus the one hotel we built for a joint venture in 2003. Incentive and royalty sharing revenues increased 41.5% to approximately $317,000 in the second quarter of 2004. We recorded net income of $54,845 for the second quarter of 2004, compared to a net loss of $3.4 million in 2003. These results include non-cash hotel impairment provisions recorded in the second quarter of 2004 and 2003, and discontinued operations related to non-AmeriHost Inn hotels which have been recorded in connection with the implementation of the plan for hotel disposition as discussed below. The results for the three and six months ended June 30, 2004 and 2003 are summarized as follows:

                                                 Three Months Ended June 30,          Six Months Ended June 30,
                                                 --------------------------         ----------------------------
                                                   2004             2003                2004             2003
                                                 ---------      -----------         -----------      -----------
      Net income (loss) from continuing
        operations, before impairment            $ 525,313      $   206,597         $  (215,347)     $  (646,409)

      Impairment provision, net of tax             (75,183)      (2,738,707)           (267,263)      (2,798,707)
                                                 ---------      -----------         -----------      -----------
      Net income (loss) from continuing
        operations                                 450,130       (2,532,110)           (482,610)      (3,445,116)

      Discontinued operations (a)                 (395,285)        (825,676)         (1,037,951)      (1,395,190)
                                                 ---------      -----------         -----------      -----------
      Net income (loss)                          $  54,845      $(3,357,786)        $(1,520,561)     $(4,840,306)
                                                 =========      ===========         ===========      ===========


      Net loss per share - Diluted:
        From continuing operations               $    0.09      $     (0.51)        $     (0.10)     $     (0.69)
        From discontinued operations                 (0.08)           (0.16)              (0.20)           (0.28)
                                                 ---------      -----------         -----------      -----------
                                                 $    0.01      $     (0.67)        $     (0.30)     $     (0.97)
                                                 =========      ===========         ===========      ===========

      (a) Includes hotel impairment provision related to non-AmeriHost Inn hotels to be sold of approximately $319,000 and $517,000, net of tax, for the three months ended June 30, 2004 and 2003, respectively, and $566,000 and $517,000, net of tax for the six months ended June 30, 2004 and 2003 (Notes 13 and 14).

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstance relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of certain accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. A complete discussion of the accounting policies we consider critical are contained in our Annual Report on Form 10-K for the year ended December 31, 2003, under the heading "Management's Discussion and Analysis
- Critical Accounting Policies," and should be read in conjunction with this report on Form 10-Q.

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

Hotel sales

Our intention is to operate the consolidated AmeriHost Inn hotels until a buyer is found at an appropriate price. We may actively try to sell the hotel during the construction period, upon opening, or anytime thereafter. When the sale of a consolidated AmeriHost Inn hotel is consummated, we record the hotel sale price as revenue and the net cost basis of the hotel asset as expense, as part of our ongoing operational activity.

Hotel development and construction

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

Incentive and royalty sharing

Cendant has agreed to pay us a development incentive fee, under certain conditions, every time we sell one of our existing or newly developed AmeriHost Inn hotels to a buyer who executes an AmeriHost Inn franchise agreement with Cendant. Since the Cendant agreement provides for the potential reimbursement of this fee, from future fees earned, in the event the buyer defaults on the franchise agreement within the first 76 months, these fees are deferred when received, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The deferred fees are amortized as incentive and royalty sharing segment revenue in the accompanying consolidated financial statements on a straight-line basis over the 76-month period, as the contingencies on the revenues are removed.

Sale and Leaseback of Hotels

During 1998 and 1999, we sold 30 hotels to PMC Commercial Trust, a real estate investment trust, for approximately $73 million. Upon the sale of the hotels, our subsidiary simultaneously entered into agreements to lease back each of the hotels from the PMC. The leases are for an initial term of 15 years, including a five-year renewal at the option of either PMC or us, as provided in an amendment dated January 2001, and provide for rent in the current amount of 10.51% of the original sale price, increased annually by the lesser of 2% or the CPI adjustment. The gains from the sale of the hotels in 1998 and 1999 were deferred for financial statement reporting purposes, due to the continuing involvement with the long-term lease agreement, and are being amortized on a straight line basis into income as a reduction of leasehold rent expense over the 15-year initial term. Upon the sale of a hotel, which is owned by PMC to an unaffiliated third party, the remaining unamortized deferred income is recognized as gain on sale of fixed assets in our consolidated financial statements. We are currently in discussions with PMC to restructure the lease agreements and provide for the sale of all the leased hotels (For a more detailed discussion of the PMC transaction, see "Executive Overview - hotel and corporate level financing" above). As a result of a temporary sales agreement executed in the second quarter of 2004, one of the leased hotels was accounted for as a capital lease in accordance with SFAS No. 13, as of June 30, 2004, and classified as "held for sale".

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

Based on the implementation of this plan for hotel dispositions, the hotel assets identified for sale, which are being actively marketed and expected to be sold within a twelve month period, have been classified as "held for sale" on the accompanying consolidated balance sheet as of June 30, 2004. Hotels identified as part of the plan of disposition, which are not currently marketed, and are not expected to be sold within the next twelve months, have not been classified as "held for sale." The debt that is expected to be paid off as a result of these hotel sales has been classified as current liabilities in the accompanying consolidated financial statements. The results of the operations of business components which have been disposed of or classified as "held for sale" are to be reported as discontinued operations if such operations and cash flow have been or will be eliminated from our ongoing operations. Accordingly, the disposition of non-AmeriHost Inn hotels have been treated as discontinued operations. However, the disposition of AmeriHost Inn hotels, although classified as "held for sale" on the accompanying consolidated balance sheet, have not been treated as discontinued operations due to the ongoing royalty fees to be earned by us after their disposition. In addition, in accordance with this literature, we have ceased depreciating the hotel assets that have been classified as "held for sale."

If the Company determines that a property is no longer for sale, or if a property does not sell, after a certain period of time, under certain conditions, a depreciation expense adjustment may be recorded at that time, up to the amount of depreciation that would have been recorded during the period that the asset was classified as "held for sale." During the fourth quarter of 2003, two AmeriHost Inn hotels previously classified as "held for sale" were reclassified back to operating assets since we no longer were actively marketing these properties for sale. In accordance with SFAS 144, depreciation was recorded through December 31, 2003, as if the hotels were never classified as "held for sale". Certain hotels may be marketed for sale for more than one year beginning in the third quarter of 2004, if not sold. However, market conditions and contemplated sale terms have changed for these hotels, including asking price adjustments in certain cases, and we continue to actively market these hotels for sale, with the expectation that these properties will be sold within the next twelve months. Therefore, we anticipate that these hotels will continue to be classified as "held for sale," until sold.

HOTEL DISPOSITION PLAN

In 2001 and 2002, we sold, or have facilitated the sale for joint ventures or a landlord, 17 hotel properties. However, during 2003, new senior management, and the board of directors, determined that the sale of a significantly higher number of hotel properties would assist us achieving our financial and growth objectives, as well as support our liquidity. The sale of the hotels is expected to:

     o provide liquidity for operational and ongoing capital expenditure needs;

     o    reduce outstanding debt;

     o    increase operating cash flow of the hotel operations segment;

     o accelerate the generation and realization of development incentive and royalty-sharing fees from our agreements with Cendant; and

     o provide capital for future new hotel development and/or acquisition and conversion of existing hotels.

In July 2003, we adopted a strategic plan to sell approximately 25 to 30 hotel properties over a two year period. The properties to be sold include 20 to 25 AmeriHost Inns and six non-AmeriHost hotels that are wholly or partially-owned. Since inception of the plan, we have sold 13 hotels including the sale of 7 hotels during the six months ended June 30, 2004. Below is a summary of the sales made under the plan:

                                                                    (in thousands)

                                                              Net cash
                                                 Number       proceeds     Mortgage     Cendant
                                                   of      after mortgage   debt       Incentive
                                                 hotels       Payoff       reduction    Fees (1)
                                                 -------   --------------  ---------   ---------
     Consolidated hotels:
              AmeriHost Inn hotels                     6      $ 3,735      $10,509      $ 1,076
              Other brand hotels                      --           --           --           --
                                                 -------      -------      -------      -------
                                                       6        3,735       10,509        1,076
                                                 -------      -------      -------      -------
     Unconsolidated hotels:
              AmeriHost Inn hotels                     0           --           --           --
              Other brand hotels                       1          611           --           --
                                                 -------      -------      -------      -------

                                                       1          611           --           --
                                                 -------      -------      -------      -------

     Total, for the six months ended
           June 30, 2004                               7      $ 4,346      $10,509      $ 1,076
                                                 =======      =======      =======      =======
     Total, since the implementation of the
           strategic plan to sell hotels              13      $ 9,158      $19,225      $ 2,116
                                                 =======      =======      =======      =======


     (1) These fees are deferred for financial statement reporting purposes, and amortized as revenue over a 76-month period.

An integral part of our growth plan, profitability, and liquidity is our ability to sell hotels, including those under the plan for disposition, as well as our other existing hotels, and hotels we develop in the future.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

The following tables set forth our selected operations data for the three months ended June 30, 2004 and 2003. This data should be read in conjunction with our financial statements in Item 1 of this Form 10-Q.

                                        Three Months Ended         Three Months Ended
                                          June 30, 2004              June 30, 2003
                                      ----------------------     ----------------------         %
                                         Amount       % of          Amount       % of        Increase
                                      (thousands)   Revenues     (thousands)   Revenues     (Decrease)
                                      -----------   --------     -----------   --------     ----------
Revenue:
   AmeriHost Inn hotel operations       $ 9,592       51.6%        $11,045       72.1%        (13.2%)
   Development and construction             390        2.1%            617        4.0%        (36.8%)
   Hotel sales                            7,438       40.0%          2,591       17.0%        187.1%)
   Management services                      102        0.6%            117        0.8%        (12.9%)
   Employee leasing                         561        3.0%            541        3.5%          3.6%
   Incentive and royalty sharing            317        1.7%            224        1.5%         41.5%
   Office building rental                   175        1.0%            179        1.1%         (2.0%)
                                        -------      ------        -------      ------       -------
                                         18,575      100.0%         15,314      100.0%         21.3%
                                        -------      ------        -------      ------       -------

                                        Three Months Ended         Three Months Ended
                                          June 30, 2004              June 30, 2003
                                      ----------------------     ----------------------         %
                                         Amount       % of          Amount       % of        Increase
                                      (thousands)   Revenues     (thousands)   Revenues     (Decrease)
                                      -----------   --------     -----------   --------     ----------
Operating costs and expenses:
   AmeriHost Inn hotel operations         7,101       38.2%          7,762       50.7%         (8.5%)
   Development and construction             642        3.5%            544        3.5%         17.9%
   Hotel sales                            6,080       32.7%          2,093       13.7%        195.1%
   Management services                       25        0.1%             75        0.5%        (66.1%)
   Employee leasing                         525        2.8%            525        3.4%          0.0%
   Office building rental                    35        0.2%             47        0.3%        (25.6%)
                                        -------      ------        -------      ------       -------
                                         14,408       77.6%         11,046       72.1%         31.3%
                                        -------      ------        -------      ------       -------

   Depreciation and amortization            514        2.8%            956        6.2%        (47.1%)
   Leasehold rents - hotels               1,197        6.4%          1,219        8.0%         (1.9%)
   Corporate general & administrative       713        3.8%            515        3.4%         38.4%
   Impairment provision                     125        0.7%          4,565       29.8%        (97.3%)
                                        -------      ------        -------      ------       -------
Operating income (loss)                 $ 1,618        8.7%        $(2,987)     (19.5%)       150.9%
                                        =======      ======        =======      ======       =======

Segment Data:

                                        Three Months Ended         Three Months Ended
                                          June 30, 2004              June 30, 2003
                                      ----------------------     ----------------------         %
                                         Amount       % of          Amount       % of        Increase
                                      (thousands)   Revenues     (thousands)   Revenues     (Decrease)
                                      -----------   --------     -----------   --------     ----------
Operating Income (Loss) by Segment:
   AmeriHost Inn hotel operations       $   845        4.5%        $ 1,171        7.6%        (27.8%)
   Non-cash impairment provision           (125)      (0.7%)        (4,564)     (29.8%)       (97.3%)
   Development and construction            (253)      (1.4%)            72        0.5%       (451.6%)
   Hotel sales                            1,358        7.3%            497        3.2%        153.7%
   Management services                       67        0.4%             31        0.2%        115.8%
   Employee leasing                          36        0.2%             16        0.1%        124.7%
   Incentive and royalty sharing            317        1.7%            224        1.5%         41.5%
   Office building rental                   101        0.5%             91        0.6%          9.9%
   Corporate general & administrative      (726)      (3.8%)          (525)      (3.5%)        38.3%
                                        -------      ------        -------      ------       -------
Operating income (loss)                 $ 1,618        8.7%        $(2,987)     (19.5%)       150.9%
                                        =======      ======        =======      ======       =======

                                            Three Months Ended       Three Months Ended
                                               June 30, 2004            June 30, 2003
                                            ------------------       ------------------
Operating Income (Loss) as a
   percentage of segment revenue:

   AmeriHost Inn hotel operations                   8.8%                     10.6%
   Non-cash impairment provision                    N/A                       N/A
   Development and construction                   (64.9%)                    11.7%
   Hotel sales                                     18.3%                     19.2%
   Management services                             65.8%                     26.6%
   Employee leasing                                 6.4%                      2.9%
   Incentive and royalty sharing                  100.0%                    100.0%
   Office building rental                          57.4%                     51.2%
   Corporate general & administrative               N/A                       N/A
                                                 -------                  -------
Total operating income (loss)                       8.7%                    (19.5%)
                                                 =======                  =======


REVENUES. Revenues from Consolidated AmeriHost Inn hotels decreased due to the sale of Consolidated AmeriHost Inn hotels from April 1, 2003 through June 30, 2004, whereby the operations of these hotels were included in our hotel operations segment during all or part of the second quarter of 2003; however such hotels were not included during all or part of the 2004 second quarter. The decrease in revenues from Consolidated AmeriHost Inn hotels was partially offset by a 2.7% increase in same room revenues for the Consolidated AmeriHost Inn hotels, during the second quarter, including those that we sold, through the date of sale. On a macro basis, our hotel revenues typically follow the general U.S. economic trends. However, the current economic recovery has lagged in the Midwestern U.S., which is where the Company's hotels are primarily located. Our hotels are also affected by local market conditions and trends, including increased competition from newly constructed hotels. The increase in same room revenue experienced during the second quarter of 2004, compared to 2003, was the result primarily of higher occupancy rates while average room rates remained stable. We believe that as the total number of AmeriHost Inn hotels in the brand increases, the greater the benefits will be at all AmeriHost locations from marketplace recognition and repeat business. Our new business plan will primarily focus on building new hotels in larger, growing markets where many of our competitors already exist or where we anticipate a certain level of additional hotel development.

Hotel development and construction revenues are directly related to the number of hotels being developed and constructed for minority-owned entities or unrelated third parties, and the timing of the construction period. We completed the construction of one hotel for a minority-owned entity during the second quarter of 2004, and one (other) minority-owned hotel during the second quarter of 2003, and the revenue recognized was based on the construction progress achieved on each project during the quarter.

Hotel sales revenue increased as a result of the sales of four wholly owned AmeriHost Inn hotels during the second quarter of 2004, at an aggregate price that was greater than the sale of one wholly owned AmeriHost Inn hotel during the second quarter of 2003. The sale of the four wholly owned AmeriHost Inn hotels in the 2004 second quarter generated net hotel revenues of approximately $7.4 million compared to $2.6 million from the sale of the one hotel in the second quarter of 2003. We intend to continue to build and sell AmeriHost Inn hotels in order to generate increased fees under the agreement with Cendant while enhancing our operating results and cash flow.

Hotel management services revenue decreased slightly, due primarily to the sale of one hotel by a joint venture during the second quarter of 2004, which had a management contract with the Company, and the acquisition of a joint venture hotel under a management contract in 2003.

Employee leasing revenue increased, due primarily to an increase in hotel employee payroll costs, which is the basis for the employee leasing revenue.

Incentive and royalty sharing revenue increased as a result of the sale of additional AmeriHost Inn hotels and the increase in the number of non-Company owned AmeriHost Inn hotels franchised with Cendant. Approximately $228,000 and $159,000 was recognized during the second quarter of 2004 and 2003, respectively, from the amortization of development incentive fees. We also recorded approximately $89,000 and $65,000 in royalty sharing revenue during the three months ended June 30, 2004 and 2003, respectively. We received approximately $659,000 and $221,000 in development incentive fees related to AmeriHost Inn hotel sales during the three months ended June 30, 2004 and 2003, respectively.

Office building rental revenue consisting of leasing activities from our office building, decreased slightly due to the termination of the lease with one tenant, partially offset by annual increases as stipulated in the various lease agreements with the remaining tenants, and the leasing of additional office space during 2003. We occupy approximately 27% of the rentable square feet, as reduced in 2003 as part of a restructuring. Approximately 50% of the space is leased to unrelated third parties pursuant to long-term lease agreements, and we are working with a national commercial real estate broker who is very active in leasing office space in the Chicago Metropolitan area, to assist us in leasing the rest of the available space. To date, we have not leased any of the additional available space.

OPERATING COSTS AND EXPENSES. Total operating costs and expenses increased, primarily due to the higher aggregate net depreciated cost basis of the AmeriHost Inn hotels sold in the second quarter of 2004 versus 2003 offset by a decrease in operating costs and expenses from the Consolidated AmeriHost Inn hotels. A decrease in the total amount of operating costs in the hotel operations segment was due primarily to the fewer number of AmeriHost Inn hotels included in this segment -- 43 hotels at June 30, 2004, as compared to 53 hotels at June 30, 2003. Operating costs and expenses as a percentage of revenues for the consolidated AmeriHost Inn hotels increased due primarily to increases in certain costs including salaries and wages, sales and marketing, maintenance, and energy, partially offset by decreases in real estate tax expense and insurance.

Operating costs and expenses for the hotel development and construction segment increased, consistent with the construction progress for the hotel development activity for the second quarter of 2004, compared to 2003. In addition, the operating expenses increased due to personnel additions in the business development area, as part of the Company's strategic business plan to accelerate the pace of new hotel development, and the additional support needed for the plan for hotel disposition. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased during 2004 due to the lower revenue from third party and joint venture development activity, and the higher operating costs.

Hotel sales operating expenses increased as a result of the higher aggregate net depreciated cost basis related to the sales of four wholly owned AmeriHost Inn hotels during the second quarter of 2004, versus the net depreciated cost basis of the one wholly owned AmeriHost Inn hotel sold during the second quarter of 2003. The net depreciated cost basis is expensed upon consummation of the sale.

Hotel management services segment operating costs and expenses decreased primarily due to a focused effort to reduce costs and the restructuring beginning in the third quarter of 2003, partially offset by the expansion of sales and marketing activity designed to increase hotel revenues. Employee leasing operating costs and expenses remained flat during the three months ended June 30, 2004, compared to 2003.

Office building rental operating costs and expenses consisted primarily of expenses related to the management of our office building. The decrease in operating expenses from the second quarter of 2003 to 2004 was due primarily to a change in the allocation of certain of the office building costs among the other operating segments. The new allocation method was adopted based on an internal review to more accurately reflect the segment occupancy expense.

Depreciation and amortization expense decreased, primarily due to the classification of certain assets as "held for sale," which properties were not depreciated beginning in July 2003, the date of this determination, in accordance with the relevant accounting literature, and the sale of consolidated AmeriHost Inn hotels during the last twelve months. Consequently, the hotels classified as "held for sale" were depreciated for all of the second quarter of 2003, if open, and not the second quarter of 2004.

Leasehold rents - hotels decreased slightly during the second quarter of 2004 compared to the second quarter of 2003, due to the purchase of one leased AmeriHost Inn hotel and the termination of another non-AmeriHost Inn hotel lease upon its expiration during the third quarter of 2003, partially offset by annual rent increases pursuant to the lease agreements.

Corporate general and administrative expense increased due primarily to increases in professional fees, corporate finance staff, directors and officers liability insurance, and non-cash director expenses in the form of restricted stock. Professional fees include legal services, and analytical and financial consulting services incurred in connection with our ongoing discussions with PMC and the related potential lease restructuring, as well as investment banking services incurred in connection with reviewing the Company's business plan and related strategies for the purpose of assisting the Company in optimally structuring and obtaining new debt or equity financing, as needed. During the second quarter of 2004, we expensed $125,000 in services performed by the investment banker/financial advisor. As previously disclosed in prior SEC filings, we added a Vice President of Finance in December 2003 to assist us in all aspects of corporate accounting and financial analysis. Director expenses include director fees, which were revised in 2003 to be competitive with other public companies of a similar size, including non-cash compensation in the form of restricted common stock.

The hotel impairment provision was recorded primarily in connection with our plan for the disposition of certain hotel assets, as adopted in July 2003 that we have marketed for sale as discussed above. The amount in 2004 represents additional adjustments for certain AmeriHost Inn hotel assets to decrease the carrying value of the assets to the anticipated market value, net of closing costs, based on our most recent analysis and market information.

OPERATING INCOME BY SEGMENT. The following discussion of operating income by segment excludes any corporate general and administrative expense and the non-cash hotel impairment charges.

Operating income from consolidated AmeriHost Inn hotels decreased, due primarily to:

     o the sale of consolidated AmeriHost Inn hotels during the past 12 months which operated with an operating income;

     o the increase of certain expenses, including salaries and wages, sales and marketing, maintenance, and energy.

These factors were partially offset by:

     o the sale of consolidated AmeriHost Inn hotels during the past 12 months which operated with an operating loss;

     o the 2.7% increase in same room revenues for the consolidated AmeriHost Inn hotels;

     o the decrease in depreciation expense due to the implementation of the plan for hotel disposition;

     o the decrease of certain expenses, including real estate taxes and insurance.

We believe that aggregate hotel revenue growth is critical to improving the results of our hotel operations. As such, if our revenue enhancement programs are not successful, or if the economic recovery now underway is not sustained, or if the recovery does not have a corresponding improvement in the lodging industry and our hotels, it could have a significant, negative impact on our results of operation and financial condition.

The hotel development and construction segment incurred an operating loss during the second quarter of 2004, versus a slight operating income in 2003, due to the decrease in hotel development and construction activity for third parties and minority-owned entities during 2004, compared with 2003, and an increase in operating expenses. The operating expenses increased due to personnel additions in the business development area, as part of the Company's strategy business plan to accelerate the pace of new hotel development, and the additional support needed for the plan for hotel disposition.

Operating income from hotel sales increased due to the sale of four AmeriHost Inn hotels at a greater total profit during the second quarter of 2004, versus the sale of the one AmeriHost Inn hotel during the second quarter of 2003.

The increase in hotel management services segment operating income during 2004 was due primarily to the decreased operating expenses partially offset by an increase in the area of sales and marketing. Employee leasing operating income increased slightly, due primarily to the increase in revenue. Office building rental operating income increased, attributable to the change in allocation of expenses among our other business segments.

INTEREST EXPENSE. The decrease in interest expense during the three months ended June 30, 2004 compared to three months ended June 30, 2003 was attributable to the reduction in our overall level of debt as a result primarily of (i) the sale of consolidated hotels and the use of proceeds to payoff the related mortgage debt and a portion of our operating line-of-credit, and (ii) interest rate reductions on floating rate debt, partially offset by the mortgage financing of newly constructed or acquired consolidated hotels, and a higher interest rate on our operating line-of-credit. Interest expense does not include interest incurred on hotels under development and construction. We capitalize interest expense incurred during the pre-includes both interest charges from a direct construction loan, plus interest computed at our incremental borrowing rate on opening construction period of a consolidated hotel project, as part of the total development cost. The amount capitalized the total costs incurred to date in excess of the construction loan funding.

GAIN ON SALE OF ASSETS. As part of our strategy to focus primarily on the development and sale of new AmeriHost Inn hotels, we intend to sell all our owned, non-AmeriHost Inn hotels. One of the unconsolidated non-AmeriHost Inn hotels was sold during the second quarter of 2004 and one consolidated non-AmeriHost Inn hotel was sold during the second quarter of 2003. Any gain or loss on the sale of these hotels is reported as "equity in income (loss) of affiliates," for unconsolidated joint ventures, or as "discontinued operations," for consolidated non-AmeriHost Inn hotels, in the period in which the sale is consummated.

CHANGE IN EQUITY OF AFFILIATES. The change in equity of affiliates during the three months ended June 30, 2004, compared to the three months ended June 30, 2003, was primarily attributable to the improved operating results of the hotels owned by the unconsolidated joint ventures. Distributions from affiliates were approximately $22,000 during the three months ended June 30, 2004, compared to approximately $5,000 during the three months ended June 30, 2003.

DISCONTINUED OPERATIONS. Discontinued operations includes the operations, net of tax, of consolidated non-AmeriHost Inn hotels sold, or to be sold pursuant to the plan for hotel dispositions, or leased with an accelerated termination date. These non-AmeriHost Inn hotels are expected to be disposed of during the next twelve months. Discontinued operations for the three months ended June 30, 2004 includes five hotels, compared to eight hotels during the three months ended June 30, 2003. In addition, discontinued operations includes approximately $531,000 and $862,000 during the three months ended June 30, 2004 and 2003, respectively, in non-cash impairment charges pursuant to the plan of disposition. The impairment amount included in 2004 relates primarily to one hotel which is over 25 years old with exterior corridors and will require a significant amount of capital expenditures over the next few years. The operations of this hotel have declined significantly over the past several months, as a result of a change in brand affiliation and the addition of newer hotels in its local market. This decline has had a negative impact on the value of the hotel, resulting in the impairment charge. In addition, the hotel lease for a non-AmeriHost Inn hotel was amended, which accelerated the termination date from 2010 to 2005, or earlier. As a result, the depreciation of the leasehold improvements and furniture, fixtures and equipment at this hotel was accelerated beginning January 1, 2004 to reflect the revised termination date. Approximately $229,000 was recorded as incremental depreciation during the second quarter of 2004 from the lease amendment. Exclusive of the impairment charges, and the incremental depreciation, the pretax operating results of the hotels included in "discontinued operations" improved significantly, from a loss of approximately $514,000 during the three months ended June 30, 2003 to income of approximately $101,000 during the three months ended June 30, 2004. This improvement was the result primarily of the disposition of three non-AmeriHost Inn hotels, each of which operated at a pretax loss during the three months ended June 30, 2003.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

The following tables set forth our selected operations data for the six months ended June 30, 2004 and 2003. This data should be read in conjunction with our financial statements in Item 1 of this Form 10-Q.


                                         Six Months Ended           Six Months Ended
                                          June 30, 2004              June 30, 2003
                                      ----------------------     ----------------------         %
                                         Amount       % of          Amount       % of        Increase
                                      (thousands)   Revenues     (thousands)   Revenues     (Decrease)
                                      -----------   --------     -----------   --------     ----------
Revenue:
   AmeriHost Inn hotel operations       $17,412       49.0%        $19,567       59.7%        (11.0%)
   Development and construction           1,591        4.5%          2,097        6.4%        (24.2%)
   Hotel sales                           14,277       40.2%          9,034       27.6%         58.0%
   Management services                      203        0.6%            228        0.7%        (11.2%)
   Employee leasing                       1,123        3.2%          1,059        3.2%          6.1%
   Incentive and royalty sharing            600        1.7%            430        1.3%         39.7%
   Office building rental                   349        1.0%            356        1.1%         (1.9%)
                                        -------      ------        -------      ------       -------
                                         35,555      100.0%         32,771      100.0%          8.5%
                                        =======      ======        =======      ======       =======

                                         Six Months Ended           Six Months Ended
                                          June 30, 2004              June 30, 2003
                                      ----------------------     ----------------------         %
                                         Amount       % of          Amount       % of        Increase
                                      (thousands)   Revenues     (thousands)   Revenues     (Decrease)
                                      -----------   --------     -----------   --------     ----------
Operating costs and expenses:
   AmeriHost Inn hotel operations       $14,130       39.7%        $15,486       47.3%         (8.8%)
   Development and construction           2,122        6.0%          2,137        6.5%         (0.7%)
   Hotel sales                           11,624       32.7%          7,334       22.4%         59.8%
   Management services                      116        0.3%            140        0.4%        (17.2%)
   Employee leasing                       1,070        3.0%          1,027        3.1%          4.2%
   Office building rental                    76        0.2%             96        0.3%        (21.2%)
                                        -------      ------        -------      ------       -------
                                         29,138       82.0%         26,220       80.0%         11.5%
                                        -------      ------        -------      ------       -------

   Depreciation and amortization          1,067        3.0%          1,915        5.8%        (44.3%)
   Leasehold rents - hotels               2,393        6.7%          2,438        7.5%         (1.9%)
   Corporate general & administrative     1,580        4.5%            963        2.9%         64.1%
   Impairment provision                     445        1.3%          4,664       14.3%        (90.5%)
                                        -------      ------        -------      ------       -------
Operating income (loss)                 $   932        2.6%         (3,429)     (10.5%)       124.4%
                                        =======      ======        =======      ======       =======

Segment Data:

                                         Six Months Ended           Six Months Ended
                                          June 30, 2004              June 30, 2003
                                      ----------------------     ----------------------         %
                                         Amount       % of          Amount       % of        Increase
                                      (thousands)   Revenues     (thousands)   Revenues     (Decrease)
                                      -----------   --------     -----------   --------     ----------
Operating Income (Loss) by Segment:
   AmeriHost Inn hotel operations       $   (53)      (0.1%)       $  (121)      (0.4%)         56.2%
   Non-cash impairment provision           (445)      (1.3%)        (4,665)     (14.2%)         90.5%
   Development and construction            (534)      (1.5%)           (41)      (0.1%)     (1,195.1%)
   Hotel sales                            2,653        7.5%          1,699        5.2%          50.4%
   Management services                       67        0.2%             66        0.2%           2.6%
   Employee leasing                          53        0.1%             31        0.1%          70.4%
   Incentive and royalty sharing            600        1.7%            430        1.3%          39.7%
   Office building rental                   194        0.5%            179        0.5%           8.4%
   Corporate general & administrative    (1,603)      (4.5%)        (1,007)      (3.1%)        (59.2%)
                                        -------      ------        -------      ------      ---------
Operating income (loss)                 $   932        2.6%        $(3,429)     (10.5%)         124.4%
                                        =======      ======        =======      ======      =========

                                             Six Months Ended         Six Months Ended
                                               June 30, 2004            June 30, 2003
                                             ----------------         ----------------
Operating Income (Loss) as a
   percentage of segment revenue:

   AmeriHost Inn hotel operations                  (0.3%)                    (0.6%)
   Non-cash impairment provision                    N/A                       N/A
   Development and construction                   (33.6%)                    (2.0%)
   Hotel sales                                     18.6%
   Management services                             33.2%                     28.7%
   Employee leasing                                 4.7%                      2.9%
   Incentive and royalty sharing                  100.0%                    100.0%
   Office building rental                          55.4%                     50.2%
   Corporate general & administrative               N/A                       N/A
                                                  ------                   ------
Total operating income (loss)                       2.6%                    (10.5%)
                                                  ======                   ======


REVENUES. Revenues from Consolidated AmeriHost Inn hotels decreased due to the sale of Consolidated AmeriHost Inn hotels from January 1, 2003 through June 30, 2004, whereby the operations of these hotels were included in our hotel operations segment during all or part of the first six months of 2003; however such hotels were not included during all or part of the first six months of 2004. The decrease in revenues from Consolidated AmeriHost Inn hotels was partially offset by a 1.9% increase in same room revenues for the Consolidated AmeriHost Inn hotels, during the six months ended June 30, 2004, including those that we sold, through the date of sale. On a macro basis, our hotel revenues typically follow the general U.S. economic trends. However, the current economic recovery has lagged in the Midwestern U.S., which is where the Company's hotels are primarily located. Our hotels are also affected by local market conditions and trends, including increased competition from newly constructed hotels. We believe that as the total number of AmeriHost Inn hotels in the brand increases, the greater the benefits will be at all AmeriHost locations from marketplace recognition and repeat business. Our new business plan will primarily focus on building new hotels in larger, growing markets where many of our competitors already exist or where we anticipate a certain level of additional hotel development.

Hotel development and construction revenues are directly related to the number of hotels being developed and constructed for minority-owned entities or unrelated third parties, and the timing of the construction period. We completed the construction of one hotel for a minority-owned entity during the first six months of 2004, and one (other) minority-owned hotel during the first six months of 2003, and the revenue recognized was based on the construction progress achieved on each project during these periods.

Hotel sales revenue increased as a result of the sales of six wholly owned AmeriHost Inn hotels during the first six months of 2004, at an aggregate price that was greater than the sale of three wholly owned AmeriHost Inn hotels during the first six months of 2003. The sale of the six wholly owned AmeriHost Inn hotels in the first six months of 2004 generated net hotel revenues of approximately $14.3 million compared to $9.0 million from the sale of the three hotels in the first six months of 2003. We intend to continue to build and sell AmeriHost Inn hotels in order to generate increased fees under the agreement with Cendant while enhancing our operating results and cash flow.

Hotel management services revenue decreased, due primarily to the sale of one hotel by a joint venture during the first six months of 2004, which had a management contract with the Company, and the acquisition of a joint venture hotel under a management contract in 2003.

Employee leasing revenue increased, due primarily to an increase in hotel employee payroll costs, which is the basis for the employee leasing revenue.

Incentive and royalty sharing revenue increased as a result of the sale of additional AmeriHost Inn hotels and the increase in the number of non-Company owned AmeriHost Inn hotels franchised with Cendant. Approximately $437,000 and $299,000 was recognized during the first six months of 2004 and 2003, respectively, from the amortization of development incentive fees. We also recorded approximately $163,000 and $131,000 in royalty sharing revenue during the six months ended June 30, 2004 and 2003, respectively. We received approximately $1.1 million and $919,000 in development incentive fees related to AmeriHost Inn hotel sales during the six months ended June 30, 2004 and 2003, respectively.

Office building rental revenue consisting of leasing activities from our office building, decreased due to the termination of the lease with one tenant, partially offset by annual increases as stipulated in the various lease agreements with the remaining tenants, and the leasing of additional office space during 2003. We occupy approximately 27% of the rentable square feet, as reduced in 2003 as part of a restructuring. Approximately 50% of the space is leased to unrelated third parties pursuant to long-term lease agreements, and we are working with a national commercial real estate broker who is very active in leasing office space in the Chicago Metropolitan area to assist us in leasing the rest of the available space. To date, we have not leased any of the additional available space.

OPERATING COSTS AND EXPENSES. Total operating costs and expenses increased, primarily due to the higher aggregate net depreciated cost basis of the AmeriHost Inn hotels sold in the first six months of 2004 versus 2003, offset by a decrease in operating costs and expenses from the Consolidated AmeriHost Inn hotels. A decrease in the total amount of operating costs in the hotel operations segment was due primarily to the fewer number of AmeriHost Inn hotels included in this segment -- 43 hotels at June 30, 2004, as compared to 53 hotels at June 30, 2003. Operating costs and expenses as a percentage of revenues for the consolidated AmeriHost Inn hotels increased due primarily to increases in certain costs during the first six months of 2004, including salaries and wages, sales and marketing, energy and maintenance costs, partially offset by decreases in insurance and real estate taxes.

Operating costs and expenses for the hotel development and construction segment decreased as a result of the decrease in hotel development activity for the first six months of 2004, compared to 2003. This decrease was offset by an increase in other operating expenses due to personnel additions in the business development area, as part of the Company's strategic business plan to accelerate the pace of new hotel development, and the additional support needed for the plan for hotel disposition. Operating costs and expenses in the hotel development segment as a percentage of segment revenue increased during 2004 due to the lower revenue from third party and joint venture development activity, and the higher operating costs.

Hotel sales operating expenses increased as a result of the higher aggregate net depreciated cost basis related to the sales of six wholly owned AmeriHost Inn hotels during the first six months of 2004, versus the net depreciated cost basis of the three wholly owned AmeriHost Inn hotels sold during the first six months of 2003. The net depreciated cost basis is expensed upon consummation of the sale.

Hotel management services segment operating costs and expenses decreased primarily due to a focused effort to reduce costs and the restructuring beginning in the third quarter of 2003, partially offset by the expansion of sales and marketing activity designed to increase hotel revenues. Employee leasing operating costs and expenses increased due to the increased payroll costs during the six months ended June 30, 2004, compared to 2003.

Office building rental operating costs and expenses consisted primarily of expenses related to the management of our office building. The decrease in operating expenses from the first six months of 2003 to 2004 was due primarily to a change in the allocation of certain of the office building costs among the other operating segments. The new allocation method was adopted based on an internal review to more accurately reflect the segment occupancy expense.

Depreciation and amortization expense decreased, primarily due to the classification of certain assets as "held for sale," which properties were not depreciated beginning in July 2003, the date of this determination, in accordance with the relevant accounting literature, and the sale of consolidated AmeriHost Inn hotels during the last twelve months. Consequently, the hotels classified as "held for sale" were depreciated for all of the first six months of 2003, if open, and not the first six months of 2004.

Leasehold rents - hotels decreased slightly during the first six months of 2004 compared to the first six months of 2003, due to the purchase of one leased AmeriHost Inn hotel and the termination of another non-AmeriHost Inn hotel lease upon its expiration during the third quarter of 2003, partially offset by annual rent increases pursuant to the lease agreements.

Corporate general and administrative expense increased due primarily to increases in professional fees, corporate finance staff, directors and officers liability insurance, and non-cash director expenses in the form of restricted stock. Professional fees include legal services, analytical and financial consulting services incurred in connection with our ongoing discussions with PMC and the related potential lease restructuring as well as investment banking services in connection with reviewing the Company's business plan and related strategies. As previously disclosed in prior SEC filings, we added a Vice President of Finance in December 2003 to assist us in all aspects of corporate accounting and financial analysis. Director expenses include director fees, which were revised during the first quarter of 2003 to be competitive with other public companies of a similar size, including non-cash compensation in the form of restricted common stock.

The hotel impairment provision was recorded primarily in connection with our plan for the disposition of certain hotel assets, as adopted in July 2003 that we have marketed for sale as discussed above. The amount in 2004 represents additional adjustments for certain AmeriHost Inn hotel assets to decrease the carrying value of the assets to the anticipated market value, net of closing costs, based on our most recent analysis and market information.

OPERATING INCOME BY SEGMENT. The following discussion of operating income by segment excludes any corporate general and administrative expense and the non-cash hotel impairment charges.

Operating loss from consolidated AmeriHost Inn hotels improved slightly, due primarily to:

     o the sale of consolidated AmeriHost Inn hotels during the past 12 months which operated with an operating loss;
     o the decrease in depreciation expense due to the implementation of the plan for hotel disposition;
     o the decrease of certain expenses, including real estate taxes, and insurance.

These factors were partially offset by:

     o the sale of consolidated AmeriHost Inn hotels during the past 12 months which operated with operating income;
     o the increase of certain expenses, including salaries and wages, sales and marketing, maintenance, and energy.

We believe that aggregate hotel revenue growth is critical to improving the results of our hotel operations. As such, if our revenue enhancement programs are not successful, or if the economic recovery now underway is not sustained, or if the recovery does not have a corresponding improvement in the lodging industry and our hotels, it could have a significant, negative impact on our results of operation and financial condition.

The hotel development and construction segment incurred a greater operating loss during the first six months of 2004, versus 2003, due to the decrease in hotel development and construction activity for third parties and minority-owned entities during 2004, compared with 2003, and an increase in operating expenses. The operating expenses increased due to personnel additions in the business development area, as part of the Company's strategy business plan to accelerate the pace of new hotel development, and the additional support needed for the plan for hotel disposition.

Operating income from hotel sales increased due to the sale of six AmeriHost Inn hotels at a greater total profit during the first six months of 2004, versus the sale of three AmeriHost Inn hotels during the first six months of 2003.

The increase in hotel management services segment operating income during the first six months of 2004 was due primarily to the decreased operating expenses partially offset by an increase in sales and marketing expenses. Employee leasing operating income increased, due primarily to the increase in revenue. Office building rental operating income increased, attributable to the change in allocation of expenses among our other business segments.

INTEREST EXPENSE. The decrease in interest expense during the six months ended June 30, 2004 compared to six months ended June 30, 2003 was attributable to the reduction in our overall level of debt as a result primarily of (i) the sale of consolidated hotels and the use of proceeds to payoff the related mortgage debt and a portion of our operating line-of-credit, and (ii) interest rate reductions on floating rate debt, partially offset by the mortgage financing of newly constructed or acquired consolidated hotels, and a higher interest rate on our operating line-of-credit. Interest expense does not include interest incurred on hotels under development and construction. We capitalize interest expense incurred during the pre-opening construction period of a consolidated hotel project, as part of the total development cost. The amount capitalized includes both interest charges from a direct construction loan, plus interest computed at our incremental borrowing rate on the total costs incurred to date in excess of the construction loan funding.

GAIN ON SALE OF ASSETS. As part of our strategy to focus primarily on the development and sale of new AmeriHost Inn hotels, we intend to sell all our owned, non-AmeriHost Inn hotels. One of the unconsolidated non-AmeriHost Inn hotels was sold during the first six months of 2004 and one consolidated non-AmeriHost Inn hotel was sold in the first six months of 2003. Any gain or loss on the sale of these hotels is reported as "equity in income (loss) of affiliates," for unconsolidated joint ventures, or as "discontinued operations," for consolidated non-AmeriHost Inn hotels, in the period in which the sale is consummated.


CHANGE IN EQUITY OF AFFILIATES. The change in equity of affiliates during the six months ended June 30, 2004, compared to the six months ended June 30, 2003, was primarily attributable to the improved operating results of the hotels owned by the unconsolidated joint ventures. Distributions from affiliates were approximately $39,000 during the six months ended June 30, 2004, compared to approximately $9,000 during the six months ended June 30, 2003.

DISCONTINUED OPERATIONS. Discontinued operations includes the operations, net of tax, of consolidated non-AmeriHost Inn hotels sold, or to be sold pursuant to the plan for hotel dispositions, or leased with an accelerated termination date. These non-AmeriHost Inn hotels are expected to be disposed of during the next twelve months. Discontinued operations for the six months ended June 30, 2004 includes five hotels, compared to eight hotels during the six months ended June 30, 2003. In addition, discontinued operations includes approximately $943,000 and $862,000 during the six months ended June 30, 2004 and 2003, respectively, in non-cash impairment charges pursuant to the plan of disposition. The impairment amount included in 2004 relates primarily to one hotel which is over 25 years old with exterior corridors and will require a significant amount of capital expenditures over the next few years. The operations of this hotel have declined significantly over the past several months, as a result of a change in brand affiliation and the addition of newer hotels in its local market. This decline has had a negative impact on the value of the hotel, resulting in the impairment charge. In addition, the hotel lease for a non-AmeriHost Inn hotel was amended, which accelerated the termination date from 2010 to 2005, or earlier. As a result, the depreciation of the leasehold improvements and furniture, fixtures and equipment at this hotel was accelerated beginning January 1, 2004 to reflect the revised termination date. Approximately $458,000 was recorded as incremental depreciation during the first six months of 2004 from the lease amendment. Exclusive of the impairment charges, and the incremental depreciation, the pretax loss from the operations of the hotels included in "discontinued operations" improved significantly, from a loss of approximately $1.5 million during the six months ended June 30, 2003 to a loss of approximately $329,000 during the six months ended June 30, 2004. This improvement was the result primarily of the disposition of three non-AmeriHost Inn hotels, each of which operated at a pretax loss during the six months ended June 30, 2003.

OFF-BALANCE SHEET ARRANGEMENTS. Through wholly-owned subsidiaries, we are a general partner or managing member in 15 joint ventures as of June 30, 2004. As a general partner, we are secondarily liable for the obligations and liabilities of these joint venture partnerships. As of June 30, 2004, these joint ventures had $27.1 million outstanding under mortgage loan agreements, compared to $26.7 million for joint ventures as of December 31, 2003. Approximately $4.8 million of this amount has been included in our consolidated financial statements as of June 30, 2004, reflecting the debt owed by joint ventures in which we have a majority or controlling ownership interest, leaving approximately $22.3 million in off-balance sheet mortgage debt owed by unconsolidated joint ventures. If we subsequently obtain a majority or controlling ownership interest in a joint venture, or if we conclude that a joint venture meets the provisions of FIN 46R as outlined below, the joint venture's debt will be included in our consolidated financial statements. Of this $22.3 million of financing, we also have provided approximately $18.7 million in guarantees to the lenders. Other partners have also guaranteed $13.9 million of these financings, which may ultimately impact the exposure on our guarantees. One unconsolidated joint venture mortgage loan in the amount of approximately $1.7 million at June 30, 2004 matures on November 1, 2004. Unless the properties collateralizing the debt are sold, the remaining joint venture mortgage loans mature after 2004. [See also "Liquidity and Capital Resources" below.] In connection with our plan to increase hotel development through joint ventures, we anticipate that the total off-balance sheet mortgage debt on joint ventures in which we have an ownership interest, will increase. The level of guarantees we provide on this debt may also increase accordingly, however this will be determined on a project by project basis, and provided only if deemed appropriate.

From time to time, we advance funds to these joint ventures for working capital and renovation projects. The advances bear interest at rates ranging from prime to 10% per annum and are due upon demand. Interest is accrued in all loans, and paid to us periodically. The advances totaled $1.6 million at June 30, 2004, and are included in investments in and advances to unconsolidated hotel joint ventures in our consolidated financial statements. We expect the joint ventures to repay these advances primarily from the sale of the related hotels, and cash flow generated from hotel operations, however there is no guarantee that we will recover the entire amount outstanding.

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

During the second quarter of 2004, we entered into an agreement with a joint venture partner to pursue an offer by a third party to purchase the hotel from the joint venture, which also provides for modifications, under certain circumstances, to two other joint ventures with this partner. The joint ventures are owned 25% by the Company and 75% by the joint venture partner and the joint venture with the offer to purchase has assets of $2.0 million and liabilities of $1.2 million as of June 30, 2004. The agreement provides that upon the sale of the hotel, if consummated, the joint venture partner would receive a minimum amount from the net proceeds, and any deficiency would be funded by us. Based on the contemplated purchase price offered by the third party, the joint venture partner's share of the net distributable proceeds upon the sale of the hotel would be in excess of the minimum amount as stipulated in the agreement. We are assessing whether or not this joint venture would be considered a Variable Interest Entity in accordance with FIN 46R, and the value of the guarantee computed in accordance with FIN45 was deemed immaterial. If the joint venture partner receives the minimum amount under this agreement, the joint venture partner's right to receive distributions from these other two joint ventures will be limited. All three joint venture arrangements were further modified subsequent to June 30, 2004, providing for the sale of all three hotels owned by these joint ventures, with certain disproportionate distributions to be made depending upon the order sold. Upon the sale of all three hotels, total distributions to us and to the joint venture partner are expected to be substantially the same as under the original joint venture agreements.

In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether or not it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. We are required to adopt the requirements of FIN 46R for interim periods ending after December 15, 2004. This Interpretation requires that we present any variable interest entities in which it has a majority variable interest on a consolidated basis in our financial statements. We are continuing to assess the provisions of this Interpretation and the impact to us of adopting this Interpretation. Therefore the following amounts may change based upon additional analysis. Due to the adoption of this Interpretation, we expect that we will begin to present our investments in three joint ventures in which we have a majority variable interest, as determined in accordance with the provisions of this Interpretation, on a consolidated basis in our financial statements beginning with the consolidated financial statements issued for the quarterly period ended December 31, 2004. The consolidation of these joint ventures is expected to add approximately $7.2 million in assets and $5.6 million in liabilities to our consolidated balance sheet. As of June 30, 2004, we had investments in, and advances to, these joint ventures of approximately $1.6 million, which was presented as such under the equity method of accounting in our consolidated financial statements. We expect that we will continue to present all of our other unconsolidated investments under the equity method.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal liquidity needs for the next twelve months are to:

     o    fund normal recurring expenses;
     o meet debt service requirements including the repayment or refinancing of approximately $2.4 million of hotel mortgage indebtedness that matures within the twelve month period;
     o meet the obligations under our operating line-of-credit, including the $500,000 reduction on its maximum availability by February 28, 2005;
     o meet lease payment obligations of approximately $5.4 million, primarily to PMC Commercial Trust, subject to ongoing discussions as described herein; and
     o fund capital expenditures, primarily hotel and office building improvements of approximately $1.5 million to $2.1 million on an annual basis, based on our current portfolio;

To the extent available, we also need funds for the following growth activities:

     o    fund equity contributions on joint venture development projects; and
     o for wholly-owned hotel development projects, if any, fund development costs not covered under construction loans.

In addition, we are obligated to either facilitate the sale of a hotel owned by PMC, or purchase it from PMC for a total purchase price of $2.6 million by October 31, 2004, as extended. This hotel is currently under contract for sale to a third party and the sale transaction is expected to be consummated prior to October 31, 2004. We are currently in discussions with PMC, regarding several of the specific terms within the lease agreements, and have entered into a temporary sales letter agreement which addresses this obligation, however there can be no assurance that this obligation will be terminated or extended if the hotel is not sold to a third party by October 31, 2004. If the hotel is not sold to a third party, and we choose not to purchase the hotel from PMC, our rent on the entire 21 hotel portfolio will increase by approximately $127,000 per year.

In connection with our discussions with PMC, we entered into a temporary sales letter agreement dated May 18, 2004. This agreement provides for the extension of the final hotel sale to a third party, or purchase obligation by us, pursuant to the January 2001 amendment, until October 31, 2004. If the hotel is not sold to a third party by October 31, 2004, we would be subject to the rent increase discussed above, or would need to purchase this hotel at the specified price, using mortgage debt to be obtained and cash from operations or working capital, if available. In either event, we will have no further obligation under the January 2001 amendment. Upon the sale of this hotel, the individual hotel lease would be terminated, and pursuant to this temporary agreement, PMC would receive the sale proceeds, net of closing costs, plus a termination fee from us. If the total proceeds to PMC, including the termination fee, are less than the specified value contained in the original lease, the shortfall becomes our obligation bearing interest at the rate of 8.5% on an annual basis, due May 1, 2005. If the total proceeds to PMC, including the termination fee, are more than the specified value, the excess will be used to reduce the specified values for the remaining leased hotels, which is the basis for the monthly rent payments. Due to this modification, the lease was accounted for as a capital lease as of June 30, 2004.

We expect to fund these liquidity needs and obligations using cash flows generated by operations, particularly from hotel sales, and by financing activities. Hotel revenue, hotel development fees, proceeds from the sale of hotels, including fees received from Cendant, and other income from operations are our principal sources of cash flow used to pay the hotel and corporate operating expenses and obligations mentioned above. We also have a corporate line-of-credit, however, the availability under this facility is decreasing from its current maximum of $4.0 million to $3.5 million by the end of February 2005. As of June 30, 2004 the line-of-credit had an outstanding balance of $3.25 million. We have engaged the investment banking/financial advisory firm of Houlihan, Lokey, Howard & Zukin to review our business plan and related strategies, and are assessing alternative sources of debt and equity financing, including longer-term alternatives to our corporate line-of-credit, however, there can be no assurance that we will obtain any such debt or equity financing on acceptable terms, if any.

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

We believe that during the next twelve months, in order to maintain our liquidity, it is critical for us to continue to sell hotel properties. In addition, we seek to increase income from our existing hotel properties by focusing on new revenue enhancement opportunities, and aggressive cost controls. For the first six months of 2004, we achieved an increase in same room hotel operations revenue, primarily the result of higher occupancy rates, with average room rates remaining stable. However, these increases were offset by higher operating costs, primarily in the areas of salaries and wages, sales and marketing, and maintenance. If the current economic recovery continues, including the Midwestern U.S. economy where the recovery has lagged and where our hotels are primarily located, and we are successful in controlling costs, it should result in improved hotel operating margins. However, even with continued moderate increases in hotel revenues, we anticipate that the net cash flow from the operation of many of our hotels will still be insufficient to support their financing costs and ongoing capital expenditures. We have also focused on reducing our financing costs, including our current hotel lease payments for a non-AmeriHost Inn hotel. In addition, we have been in discussions with PMC requesting a reduction in our subsidiary's monthly lease payment related to 21 hotels, as well as other modifications.

Our principal liquidity needs for periods beyond twelve months are to fund normal recurring expenses, debt service payments, lease payment obligations, and ongoing capital expenditures. In addition, we will need to fund the cost of new developments, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements. We expect to satisfy these needs using one or more of the following:

     o    construction loans;
     o    long-term secured and unsecured indebtedness;
     o revenue from all our operating segments, including hotel development and sales of real estate;
     o    joint ventures;
     o    issuances of additional common stock and/or other equity securities;
          and
     o    our revolving line of credit.

In addition to meet our normal operational and growth oriented liquidity needs, other contingencies may also have a significant impact on us, including the impact of seasonality on our hotel operations and hotels sales, and the inability to pay off mortgage loans when maturing. See "Risk Factors" below and in our Report on Form 10-K for the year ended December 31, 2003.

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

We believe our revenues, together with proceeds from financing activities, will continue to provide the necessary funds for our short-term liquidity needs. However, material changes in these factors, including factors that could inhibit our ability to sell hotels under acceptable terms and within certain time frames, or ability to secure new hotel level or corporate level debt, or joint venture equity, may adversely affect net cash flows. Such changes, in turn, would adversely affect our ability to fund debt service, lease obligations, capital expenditures, and other liquidity needs. In addition, a material adverse change in our cash provided by operations may affect the financial performance covenants under our unsecured line of credit and certain mortgage notes.

Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in "Item 1 - Financial Statements."

Cash and cash equivalents were approximately $4.0 million and $3.6 million at June 30, 2004 and December 31, 2003, respectively, or an increase of approximately $0.4 million. The increase was a result of the following increases and decreases in cash flows:

                                                   Six Months ended June 30,
                                                        (in thousands)
                                               ----------------------------------
                                                                        Increase
                                                 2004        2003      (Decrease)
                                               --------    --------    ----------
Net cash provided by operating activities      $ 13,142    $  8,310     $  4,832

Net cash used in investing activities              (429)     (3,136)       2,707

Net cash used in financing activities           (12,338)     (4,939)      (7,399)
                                               --------    --------     --------
Increase in cash                               $    375    $    235     $    140
                                               ========    ========     ========

Cash provided by operating activities

We have four main sources of cash from operating activities:

     o    revenues from hotel operations;
     o    revenues from the sale of hotel assets;
     o    fees from development, construction and renovation projects, and
     o hotel development incentive fees and royalty sharing pursuant to the Cendant transaction.

To a lesser extent, we have these additional sources of cash from operating activities:

     o    fees from management contracts,
     o    fees from employee leasing services, and
     o    rental income from the ownership of an office building.


Hotel operations

Approximately 10% of our hotel operations revenue not received at checkout is generated through other businesses and contracts, such as direct billings to local companies using the hotel and third party hotel room brokers, which is usually paid within 30 to 45 days from billing.

We have implemented a number of initiatives to increase revenue at our hotels, including Internet and local marketing programs. In addition, we have implemented cost control initiatives, especially in the areas of labor, insurance, utilities, and maintenance, which are the areas that have increased significantly over the past few years. We have started to implement energy control systems at a few hotels and anticipate expanding this program. In addition, we initiated a new property and casualty insurance program in the fourth quarter of 2003, which has resulted in significant decreases in this cost. We have entered into discussions with PMC with the objective to improve the operating results and cash flow generated by these leased hotels through a permanent reduction in the monthly lease payment. Currently, our subsidiary's lease obligation for these 21 hotels is approximately $5.3 million per year, significantly greater than the operating cash flow generated from these hotels before the rent payment (for a more detailed description of the PMC transaction, see "Executive Overview" above). However, there can be no assurance that we will be successful in any such restructuring, or that a restructuring will result in improved operational results for these hotels.

Sale of hotels

We typically receive an earnest money deposit from the buyer of a hotel when a sales contract is executed. The remaining proceeds from the sale of hotel assets are received at the time of closing. However, in certain instances, we have provided seller financing in the form of a note to the buyer with specified interest and repayment terms.

During the first six months of 2004, net proceeds from the sale of six wholly owned AmeriHost Inn hotels, after the payoff of the related mortgage debt was $3.7 million. We intend to continue to sell hotels, as discussed above under "Hotel Disposition Plan and Restructuring." However, there can be no assurance that we will be able to sell hotel assets under terms acceptable to us, and the timing and estimated proceeds from any such sales could differ materially from that anticipated.

Historically, we have experienced greater activity in hotels for sale from prospective buyers during the second and third calendar quarters, versus the first and fourth quarters, consistent with the seasonality of the hotel operations. The timing of hotel sales can be affected by numerous factors, many of which are beyond our control. For example, many of our historical buyers obtain debt financing under various U.S. Small Business Administration ("SBA") loan guarantee programs. Due to federal budget issues, certain SBA programs, and all loans being underwritten and documented under this program, can be significantly delayed. The seasonality of the hotel sales, as well as the delays from numerous factors, including buyer financing, can create significant liquidity issues for us, especially at times when our hotel operations cash flow may be minimal or negative, after debt service and lease obligations, as during the winter months.

Currently, we expect to realize net cash proceeds of approximately $2.6 to $2.9 million from the sale of the remaining hotels in our strategic plan for hotel disposition, after the payoff of the related mortgage debt, and exclusive of any Cendant fees. Five hotels are currently under contract for sale, which are expected to be consummated within the next six (6) months. Under the terms of the contracts, these anticipated sales are expected to generate approximately $12.1 million in gross proceeds and the reduction of mortgage debt of approximately $11.3 million. However, there can be no assurance that these hotel sales will be consummated as anticipated. Any forecasted amounts from these sales could differ from the final amounts included in the Company's quarterly and annual financial statements when issued.

Hotel development

Fees from development, construction and renovation projects are typically received within 15 to 45 days from billing. Due to the procedures in place for processing our construction draws, we typically do not pay our contractors until we receive our draw from the equity or lending source.

Developing hotels for joint ventures in which we have an ownership interest, and third parties, has historically provided stronger returns and cash flow, compared to the longer term returns from developing and operating hotels for our own account. In addition, our equity contribution is much less for a joint venture development project, as most of the cash equity is contributed by our partners. However, many of the same factors affecting hotel operations, as discussed above, have also had an impact on our ability to develop hotels for third parties and for joint ventures, and as a result, this development activity has declined from 2001 to 2004. Our business plan is focused on expanding hotel development for joint ventures beginning in 2004, accelerating further in 2005 and beyond. An improving economy and increasing demand for hotel lodging will assist us in achieving our hotel development objectives. We currently have several sites in the pre-construction development phase, to be utilized for joint venture projects. For one hotel project, we have secured the land, we have a commitment from a joint venture partner to fund the majority of the initial equity contribution, and we have a mortgage loan commitment for the remaining development cost. We also have four other land parcels under contract to purchase, where we are completing our due diligence on these sites prior to acquisition, and are negotiating purchase contracts for additional sites, to be used for hotel development projects. We anticipate that our joint venture partners will fund the majority of the equity contribution required for these projects. Our goal is to significantly increase this activity in the future, provided that we can find acceptable sites to locate the hotels, find acceptable joint venture partners with sufficient equity, maintain sufficient liquidity to make our share of capital contributions, as needed, and that the joint venture can obtain the necessary mortgage debt financing on acceptable terms.

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

We received approximately $1.1 million and $919,000 from AmeriHost Inn hotels sold during the six months ended June 30, 2004 and 2003, respectively, in development incentive fees. These fees may be refundable to Cendant if the buyer of our AmeriHost Inn hotel defaults under their franchise agreement with Cendant during the first 76 months. However, any such amounts due would be reduced by a portion of any damages recovered by Cendant and would only be paid by us an offset against future fees earned. To date, there have been no defaults, and we have not had to repay any incentive fees.

We recognized royalty sharing fees revenue from Cendant in the amount of approximately $163,000 in the first six months of 2004, compared to approximately $131,000 during the first six months of 2003, which is based on the royalty fees Cendant receives for all non-Arlington Hospitality AmeriHost Inn hotels in their franchise system. We will receive royalty sharing payments through 2025 under the terms of the agreement with Cendant, including fees from AmeriHost Inn hotels that are not developed or operated by us. While we expect this cash flow to increase as the AmeriHost Inn brand is expanded, there can be no assurance that Cendant will be able to sell additional AmeriHost Inn franchises, or that we will be able to sell existing or newly developed AmeriHost Inn hotels to third party operators.

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

Cash used in investing activities for the six months ended June 30, 2004 and 2003, consisted of the following:

                                                             (in thousands)
                                                         ----------------------
                                                           2004          2003
                                                         --------      --------
    Investments in unconsolidated joint ventures, net
        of distributions and collections on advances
        from affiliates                                  $    414      $   (185)
    Purchase of property and equipment                       (940)       (3,774)
    Issuance of notes receivable, net of collections           97          (139)
                                                         --------      --------
       Total                                             $   (429)     $ (4,098)
                                                         ========      ========


The purchase of property and equipment includes all ongoing capital expenditures as well as approximately $3.2 million for construction, furniture and fixtures costs incurred in the first six months of 2003 for three new hotel projects, which opened in 2003. We were not constructing any hotels for the Company's own account during the first six months of 2004. We expect these costs to be lower than historically, as we focus on new development for joint ventures and others.

From time to time, we advance funds to these joint ventures for working capital and renovation projects. During the first six months of 2004, we collected approximately $444,000 from joint ventures in which we are a partner, net of advances, which were initially advanced primarily for working capital purposes, including the repayment of advances as a result of the sale of one hotel. We expect the joint ventures to repay the outstanding advances primarily through the sale of the hotel, and cash flow generated from hotel operations, however in certain cases, we may not realize the entire amounts advanced. We anticipate that these advances will be repaid to us prior to any distributions to our partners. In 2004, we expect to continue advancing funds to certain joint ventures for working capital purposes. If we do not continue to support these joint ventures for working capital needs and debt service, it may create defaults under their mortgage agreements, which in most cases have been guaranteed by us.

In addition, during the first six months of 2004, we invested approximately $189,000 in new and existing joint ventures, and received approximately $39,000 in distributions from joint ventures.

Cash used in financing activities


Cash used in financing activities was $12.3 million during the six months ended June 30, 2004, compared to $4.9 million during the six months ended June 30, 2003, summarized as follows:

                                                             (in thousands)
                                                         ----------------------
                                                           2004          2003
                                                         --------      --------
    Principal Payments on long-term debt                 $(11,729)     $ (7,735)
    Net proceeds (repayments) on operating line of
       credit                                                (600)       (1,984)
    Common stock repurchases                                   --            --
    Distributions to minority interests                      (180)          (90)

    The cash used in financing activities was
      partially offset by:                                     --
      Proceeds from issuance of long-term debt                 --         4,744
      Issuance of common stock                                171           126
                                                         --------      --------
    Total                                                $(12,338)     $ (4,939)
                                                         ========      ========


Principal payments on long-term debt include the payoffs of mortgages upon the sale of hotel properties of approximately $10.5 million the first six months of 2004, and $6.6 million in the first six months of 2003. We paid off 10 hotel mortgages in 2003, and six additional hotel mortgages in the first six months of 2004. Proceeds from the issuance of long-term debt includes $-0- in 2004 and $4.7 million in 2003, as a result of opening three newly constructed consolidated AmeriHost Inn hotels during 2003. Future hotel development is dependent upon our ability, or our joint ventures' ability, to attain mortgage debt financing. Lenders typically advance mortgage debt at the rate of 60% - 75% of total project value. Assuming the total value of a new hotel development is $5.0 million, the typical mortgage loan amount would range from $3.0 million to $3.75 million. There can be no assurance that we, or our joint ventures, will be able to obtain such mortgage financing on acceptable terms, to support our growth objectives.

Our board of directors has authorized a common stock buy back, at any time and without notice, of up to 1,000,000 shares under certain conditions and consistent with securities laws governing these buybacks. In addition, in 2003 we executed a reverse-forward stock split whereby the shares held by shareholders owning less than 100 shares on the effective date were redeemed and converted into the right to receive cash from the Company. The shareholders owning at least 100 shares were not impacted. As a result of the reverse-forward split, approximately 33,000 shares were converted to the right to receive $3.83 per share, or a total of approximately $128,000, of which approximately $22,000 was funded through December 31, 2003 and approximately $23,000 was funded during the first six months of 2004. We consider the reverse-forward split a one-time transaction, and we do not anticipate a similar transaction in the foreseeable future. All shares that we have repurchased or redeemed have been retired.

Mortgage Debt

Historically, we have used local, regional, and national lenders to finance hotel projects. Mortgage financing is a critical component of the hotel development process and we are continually seeking financing sources for new construction and long term permanent mortgage financing to assist us in the development of AmeriHost Inn hotels.

The table below summarizes our mortgage notes payable as of June 30, 2004 and December 31, 2003:


                                                          (in thousands)
                                                    --------------------------
                                                    June 30,      December 31,
                                                      2004            2003
                                                    --------      ------------
    Outstanding balance:
       Fixed rate                                   $ 20,747        $ 22,678
       Variable rate                                  32,702          42,500
                                                    --------        --------
       Total                                        $ 53,449        $ 65,178
                                                    ========        ========

                                                          (in thousands)
                                                    --------------------------
                                                    June 30,      December 31,
                                                      2004            2003
                                                    --------      ------------
    Percent of total debt:
       Fixed rate                                     38.82%          34.79%
       Variable rate                                  61.18%          65.21%
                                                    --------        --------
       Total                                          100.0%         100.00%
                                                    ========        ========
    Weighted average interest rate at
       end of period:

       Fixed rate                                      7.57%           7.60%
       Variable rate                                   5.14%           5.64%
                                                    --------        --------
       Total                                           6.02%           6.24%
                                                    ========        ========


The variable rate debt shown above bears interest based on various spreads over the Prime Rate or the London Interbank Offered Rate. The Company's plan to sell certain hotel assets is expected to result in the payoff of the related mortgage debt in the amount of approximately $29.2 million, which has been classified in current liabilities in the accompanying consolidated balance sheet as of June 30, 2004. This amount includes (i) one hotel loan in the amount of $1.5 million with a maturity date of August 30, 2004, which can be extended to December 31, 2004, if needed, (ii) one hotel loan in the amount of $908,000 which matures in January 2005, and (iii) approximately $1.0 million in principal payments which are contractually due within the next twelve months regardless of the plan for hotel disposition. The hotel with the mortgage loan maturing in August 2004, is currently under contract for sale as part of our plan for hotel disposition, with the proceeds to be used to payoff the mortgage loan. Since the net proceeds from the sale is expected to be less than the mortgage balance, the lender has agreed to a reduced payoff amount, contingent upon the consummation of the sale, and has indicated that the maturity date would be extended, if needed, to allow sufficient time for a sale transaction to close. However, there can be no assurance that a sale will be consummated. We also expect the hotel mortgage loan which matures in January 2005 to be repaid prior to maturity with proceeds from the sale of the hotel, as it is also being actively marketed as part of our plan for hotel disposition. If these hotels are not sold by their maturity dates, we are currently obligated to payoff the mortgage notes using funds from other sources, if available, including mortgage refinancings with other lenders, or if not paid off, we would be in default of the mortgage agreements, absent any other agreement with these lenders. There can be no assurance that these hotels will be sold by their loan maturity dates, or that alternative financing will be available if needed. If these hotels are not sold prior to their loan maturity dates, and absent an extension by the current lenders, or a refinancing with another lender, it could have a significant impact on our liquidity.

With respect to our office building mortgage and mortgages on hotels that are not held for sale, approximately $1.1 million is classified in current liabilities, which is the principal amortization due within the next twelve months. The office building in which our headquarters is located, has a mortgage loan which matures January 1, 2006, and bears interest at the floating rate of either prime minus 0.25% or LIBOR plus 2.25%, as determined by us.

Certain of our hotel mortgage notes and our office building mortgage note contain financial covenants, principally minimum net worth requirements, debt to equity ratios, and minimum debt service coverage ratios. These financial covenants are typically measured annually, based upon our fiscal year end. We were in compliance with all covenants as of June 30, 2004. However, the mortgage loan agreements for three wholly owned hotels with an aggregate outstanding balance of approximately $6.6 million are subject to certain financial covenants for the year ended December 31, 2004. Unless the results of operations at these hotels improve during the remainder of 2004, we believe that we may not be able to satisfy these financial covenants, absent a waiver from the lenders. All three of these hotels are currently being actively marketed for sale in connection with our strategic plan to sell hotel assets, with one subject to an executed sale contract. As such, the mortgage balances are included as current liabilities, under the caption "Liabilities of assets held for sale" in the accompanying consolidated financial statements. If we are unable to satisfy the financial covenants, and have not otherwise obtained a waiver with respect to these financial covenants, refinanced the indebtedness or sold the underlying property with the proceeds used to payoff the mortgage, by December 31, 2004, a lender may be able to exercise their rights and remedies under the respective mortgage loan agreements, including, without limitation, the right to accelerate the then-outstanding loan balances.

Other Mortgage debt guaranteed by the Company

We are a general partner or managing member in 15 joint ventures as of June 30, 2004, 12 of which had mortgage debt. The following is a summary of the mortgage debt held by the various types of joint ventures:

                                                                    (in thousands)
                                                -------------------------------------------------------
                                                No. of hotels   Balance Outstanding   Guarantee Balance
                                                -------------   -------------------   -----------------
Consolidated joint ventures
    in which we have a majority
    or controlling interest                               2           $  4,760             $    952

Unconsolidated joint ventures
     in which we are a general partner                    1              1,766                1,266

Unconsolidated joint ventures
     in which we are a managing
     member of a limited liability company                9             20,541               16,467
                                                   --------           --------             --------
                                                         12           $ 27,067             $ 18,685
                                                   ========           ========             ========


The mortgage balances for the two consolidated joint ventures have been included in "liabilities of assets held for sale - other brands" in our consolidated balance sheet as of June 30, 2004.

The mortgage balances for the unconsolidated joint ventures have not been included in our consolidated balance sheet. Other partners have also guaranteed a portion of these financings, which may ultimately reduce the exposure on our guarantees.

Approximately $6.2 million of the mortgage debt with unconsolidated joint ventures relates to four properties that have been identified to be sold as part of our strategic hotel disposition plan. One mortgage in the amount of approximately $1.7 million matures in November 2004. This mortgage had matured on November 1, 2003, however the lender extended the maturity for one year, and waived a covenant violation for the minimum debt service coverage ratio for 2003. This hotel is included in the hotel disposition plan, with the net proceeds to be used to pay off the mortgage. However, if the joint venture is unable to sell the hotel prior to the loan maturity, on acceptable terms, and if the lender is unwilling to extend the maturity date of the loan, or if acceptable alternative financing is not available, it could create a default on behalf of the joint venture whereby the lender would look to us for repayment of the loan under our guarantee, possibly creating significant liquidity issues for us (see also, "Off Balance Sheet Arrangements").

Operating line-of-credit

At June 30, 2004, we had $3.25 million outstanding under our operating line-of-credit with LaSalle Bank NA. During the second quarter, we executed a one-year renewal with LaSalle Bank for this facility through April 30, 2005 at an initial maximum availability of $4.0 million. The reduction from the previous level of $5.5 million was the result of the sale of two hotel properties during the first quarter of 2004 with the proceeds used to pay down the line of credit balance. In addition, the terms require that the maximum availability under the facility be reduced to $3.5 million on February 28, 2005, and also provides LaSalle Bank with the right to reduce the maximum availability further, based on future hotel sales, or as deemed necessary. The renewed facility bears interest at the rate of 10% per annum, and is collateralized by substantially all the assets of the Company, subject to first mortgages from other lenders on hotel assets. The credit line provides for the maintenance of certain financial covenants, including minimum tangible net worth, a maximum leverage ratio, minimum debt service coverage ratio, and minimum net income.

We are pursuing longer term financing options with other lenders that are consistent with our business plan of developing, building and selling AmeriHost Inn hotels. We have engaged the investment banking/financial advisory firm of Houlihan, Lokey, Howard & Zukin to review the Company's business plan and related strategies including obtaining new debt or equity financing, as needed. However, there can be no assurance that we will obtain an alternative credit facility of longer duration or other debt or equity financing, under terms and conditions that we deem satisfactory, if at all.

Lease Purchase Obligation

Under the terms of our existing arrangement with PMC, if we do not either facilitate the sale to a third party, or purchase from PMC, one of our leased hotels at a price of approximately $2.6 million by October 31, 2004, as extended, a rent increase of approximately $127,000 on an annual basis, becomes effective. This hotel is currently under contract for sale to a third party, and the transaction is expected to be consummated prior to October 31, 2004. If the hotel is not sold to a third party, we would be subject to the rent increase, or we would need to purchase this hotel at the specified price using a combination of mortgage debt, the source of which has not yet been identified, and cash from operations or working capital, if available. In either event, we will have no further hotel purchase obligation under the PMC Agreement. As discussed in the "Executive Overview - hotel and corporate level financing," we are in the process of addressing this purchase obligation, including the execution of a temporary sales letter agreement with PMC, as part of our ongoing discussions with PMC, however there can be no assurance that an alternative agreement will be in place prior to October 31, 2004, or that such an alternative agreement will include an extension of this obligation, if needed.


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


RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether or not it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. The Company is required to adopt the requirements of FIN 46R for interim periods ending after December 15, 2004. This Interpretation requires that the Company present any variable interest entities in which it has a majority variable interest on a consolidated basis in its financial statements. The Company is continuing to assess the provisions of this Interpretation and the impact to the Company of adopting this Interpretation. Therefore the following amounts may change based upon additional analysis. Due to the adoption of this Interpretation, the Company expects that it will begin to present its investments in four joint ventures in which it has a majority variable interest, as determined in accordance with the provisions of this Interpretation, on a consolidated basis in its financial statements beginning with the consolidated financial statements issued for the quarterly period ended December 31, 2004. The consolidation of these joint ventures is expected to add approximately $7.2 million in assets and $5.6 million in liabilities to the Company's consolidated balance sheet. As of June 30, 2004, the Company had investments in, and advances to, these joint ventures of approximately $1.6 million, which was presented as such under the equity method of accounting in the accompanying consolidated financial statements. The Company expects that it will continue to present all of its other unconsolidated investments under the equity method.


SUBSEQUENT EVENTS

Subsequent to June 30, 2004, the Company sold one wholly owned non-AmeriHost Inn hotel at an immaterial gain with approximately $1.4 million of mortgage debt assumed by the buyer of the hotel. This sale transaction will be reported in the Company's third quarter 2004 statement of operations.

We have three hotel joint ventures, whereby we own 25% and the same joint venture partner owns 75% of each venture. The joint venture agreements require the approval of both partners with respect to the sale of the hotels. In July 2004, we and the joint venture partner entered into a supplemental agreement that provides for the sale of each of the three hotels, under certain circumstances, which is consistent with our strategic plan for hotel disposition. Depending upon the order in which the hotels are sold, certain disproportionate distributions may be made to the joint venture partner upon the sale of a hotel, with an offsetting reduction in distributions to the joint venture partner upon the sale of the remaining hotel(s). Upon the sale of all three hotels, total distributions to us and to the joint venture partner are expected to be substantially the same as under the original joint venture agreements. Based upon the initial analysis, we expect that two of these joint ventures will be considered variable interest entities in accordance with FIN 46R, and will be consolidated in our financial statements upon adoption of FIN 46R. We are required to adopt FIN 46R for interim periods ending after December 15, 2004. The consolidation of the two joint ventures is expected to add $3.8 million in assets and $3.6 million in liabilities to the consolidated financial statements as of December 31, 2004.

In connection with our discussions with PMC to restructure the leases for 21 hotels, the temporary letter agreement which deferred the payment of a portion of the monthly rent for the months of March through July 2004, was extended through August 31, 2004.


RISK FACTORS

The following important factors, among others, have affected, and may in the future continue to affect, our business, results of operations and financial condition, and could cause our operating results to differ materially from those expressed in any forward-looking statements made by us or on our behalf elsewhere in this report. These risk factors should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2003, and our Report on Form 10-Q for the three months ended March 31, 2004 under the heading "Management's Discussion and Analysis - Risk Factors."

We have substantial debt and lease obligations, which could limit our flexibility or otherwise adversely affect our financial condition.

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

For the last three years our cash flow from hotel operations, after the payment of mortgage debt service, lease obligations, and ongoing capital expenditures, has been negative and we have used the proceeds from the sale of hotels to primarily fund these payments and other operational expenses. There is no assurance that we will generate positive cash flow from hotel operations. If our hotel operating cash flow or other sources of cash is not sufficient to fund our expenditures or to make our debt and lease payments, we will have to raise additional funds through:

     o    the sale of capital stock;
     o    additional borrowings; or
     o    selling a greater number of assets and sooner than planned.

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

One of our wholly-owned subsidiaries is the lessee for 21 hotels with PMC. We have guaranteed the obligations under these leases. To date, we have been making a significant portion of the lease payments for our subsidiary, since the cash flow generated by these hotels has been insufficient to cover the annual lease payment obligation of approximately $5.3 million. On March 12, 2004, we and our subsidiary entered into an interim agreement with PMC. This interim agreement, as extended, temporarily deferred a portion of the March through July 2004 payments required under the leases. The full rent payment was made for August 2004. This interim agreement has been extended through August 31, 2004, and provides for the payment of the deferred portions to PMC in four equal monthly installments beginning September 1, 2004. If this interim agreement is not renewed or extended, or a revised agreement not entered into, the terms of the original agreement will return in effect. Thus, if the operations of the hotels subject to the leases do not improve sufficiently, we will either have to continue subsidizing the lease payments or take other actions to restructure the leases. Any such actions could cause us to default under other credit agreements or our agreement with Cendant. Any such default would have a material adverse effect on our results of operations, financial condition and prospects.

Additionally, the lease provides for the sale of eight unidentified hotels to third parties or to the Company under specified terms. The lease provides for four increases in rent payments of 0.25% each, if these hotels are not sold to a third party or purchased by us by the dates specified. As of June 30, 2004, the first three scheduled rent increases were avoided due to the sale of hotels by PMC to us. The fourth 0.25% increase of approximately $127,000 on an annual basis becomes effective if we do not either facilitate the sale to a third party, or purchase from PMC, one specified hotel at a price of approximately $2.6 million by October 31, 2004. We have entered into a temporary sales letter agreement which addresses this obligation. However, if the hotel is not sold to a third party by October 31, 2004, there can be no assurance that we will be able to extend the obligation on favorable terms. Failure to extend the obligation, if needed, may have a material adverse effect on our results of operations, financial condition and prospects.


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

The table below provides information about financial instruments that are sensitive to changes in interest rates, for each interest rate sensitive asset or liability as of June 30, 2004. As the table incorporates only those exposures that existed as of June 30, 2004, it does not consider those exposures or positions that could arise after that date. Moreover, the information presented therein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, hedging strategies and prevailing interest rates at the time.

                                                                 Average Nominal
                                                Carrying Value    Interest Rate
                                                --------------   ---------------
    Operating line of credit - variable rate     $  3,250,000         10.00%
    Mortgage debt - fixed rate                   $ 20,747,447          7.57%
    Mortgage debt - variable rate                $ 32,701,488          5.14%


If market rates of interest on our variable debt increased by 10%, the increase in interest expense on the variable rate debt would be approximately $168,000 annually.

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

                                     PART II

ITEM 2.   CHANGES IN SECURITIES; USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY.

The following table sets forth information regarding shares of our common stock that we repurchased during the six months ended June 30, 2004.

                                                  Total No. Of Shares   Maximum No. Of Shares
                Total No.                        Purchased as Part Of      That May Yet Be
               Of Shares       Average Price      Publicly Announced     Purchased Under the
  Period      Purchased(1)   Paid Per Share(2)     Plans or Programs     Plans or Programs(3)
  ------      ------------   -----------------   --------------------   ---------------------
April 2004         170             $3.83                 170                    21,873

May 2004           272             $3.83                 272                    21,601

June 2004           58             $3.83                  58                    21,543

------------
(1) All of the purchases in the table were made pursuant to our reverse forward stock split, which was approved by our stockholders on October 29, 2003 and announced on October 30, 2003. The transaction was effective on November 28, 2003, and the holdings of all affected shareholders were converted to a right to receive cash as of this date, and the redemption of the related shares was recorded in 2003. However, certain redemption payments were still being made in 2004 as indicated above.

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

The following exhibits were included in the Registrant's Report on Form 10-Q filed May 14, 2004.

Exhibit No.                   Description
-----------                   -----------

   10.25 Second Amendment to Amended and Restated Loan and Security Agreement dated April 30, 2004 between Arlington Hospitality, Inc. and LaSalle Bank N.A.

The following exhibits are included in this Report on Form 10-Q filed August 13, 2004:

Exhibit No.                   Description
-----------                   -----------

   10.26 Temporary sales letter agreement dated May 18, 2004 between Arlington Hospitality, Inc. and PMC Commercial Trust.

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

   32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K:

The Company filed the following reports on Form 8-K during the three months ended June 30, 2004:

Date Filed                    Description
-----------                   -----------

April 1, 2004     Press release announcing fourth quarter and full year 2003 financial results.
April 22, 2004    Press release announcing March 2004 results and the opening of an Amerihost Inn Hotel in Weirton, WV.
May 4, 2004       Press release announcing the renewal of the Company's
                  line-of-credit and the extension of the temporary agreement with the landlord of 21 of its hotel properties.
May 17, 2004      Press release announcing April 2004 results. Press release announcing that the Company will hold a conference call to discuss first quarter financial results. Press release
                  announcing first quarter 2004 financial results.
June 14, 2004     Press release announcing the extension of its temporary
                  agreement with the landlord of 21 of its hotels. Press release announcing May 2004 results and the sale of three hotels.

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


                                        ARLINGTON HOSPITALITY, INC.


                                        By: /s/ Jerry H. Herman
                                            ------------------------------------
                                            Jerry H. Herman
                                            Chief Executive Officer


                                        By: /s/ James B. Dale
                                            ------------------------------------
                                            James B. Dale
                                            Chief Financial Officer


                                        By: /s/ Keith P. Morris
                                            ------------------------------------
                                            Keith P. Morris
                                            Vice President Finance

        August 13, 2004