Form 10-Q
period 2004-09-30
ARLINGTON HOSPITALITY INC
filed 2004-11-15
CIK 778423

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2004

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________ to ______________

                           COMMISSION FILE NO. 0-15291

                           ARLINGTON HOSPITALITY, INC.

             (Exact name of Registrant as specified in its charter)

      DELAWARE                                           36-3312434
      --------                                           ----------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                              No.)

2355 S. ARLINGTON HEIGHTS ROAD, SUITE
400, ARLINGTON HEIGHTS, ILLINOIS                           60005
--------------------------------                           -----
(Address of principal executive offices)                (Zip Code)

                                  (847)228-5400
                                  -------------
              (Registrant's telephone number, including area code)

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

                                                YES [X] NO [ ]

As of November 15, 2004, 5,040,598 shares of the registrant's common stock were outstanding.

                           ARLINGTON HOSPITALITY, INC.

                                    FORM 10-Q

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                      INDEX

                                                                                                 Page
                                                                                                 ----
                       PART I: Financial Information

Item 1 - Financial Statements

     Consolidated Balance Sheets as of September 30, 2004
         and December 31, 2003                                                                    4

     Consolidated Statements of Operations for the Three and Nine Months
         Ended September 30, 2004 and 2003                                                        6

     Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2004 and 2003                                                        7

     Notes to Consolidated Financial Statements                                                   9

Item 2 - Management's Discussion and Analysis of Financial Condition                             23
     and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk                              56

Item 4 - Controls and Procedures                                                                 56

                           PART II: Other Information

Item 2 - Changes in Securities; Use of Proceeds and Issuer                                       57
     Purchases of Equity

Item 6 - Exhibits and Reports on Form 8-K                                                        58

Signatures                                                                                       61

                          Part I: Financial Information

                          Item 1: Financial Statements

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                      September 30,  December 31,
                                                                         2004           2003
                                                                     (Unaudited)
                                                                     -------------   -----------
ASSETS
Current assets:
      Cash and cash equivalents                                       $ 3,303,941    $ 3,623,550
      Accounts receivable, less an allowance of $76,500
         at September 30, 2004 and December 31, 2003 (including
         approximately $283,000 and $382,000 from related parties)      1,870,567      1,289,492
      Notes receivable, current portion                                   116,042        146,000
      Prepaid expenses and other current assets                           690,048      1,142,032
      Refundable income taxes                                             201,227        975,316
      Costs and estimated earnings in excess of billings on
         uncompleted contracts                                            658,163      1,232,481
      Assets held for sale - other brands (Note 11)                     7,989,911     10,603,160
      Assets held for sale - AmeriHost Inn hotels (Note 11)            15,835,968     28,162,442
                                                                      -----------    -----------

Total current assets                                                   30,665,867     47,174,473
                                                                      -----------    -----------

Investments in and advances to unconsolidated
      hotel joint ventures                                              3,224,533      3,309,344
                                                                      -----------    -----------

Property and equipment:
      Land                                                              5,469,977      5,735,489
      Buildings                                                        28,504,291     31,174,776
      Furniture, fixtures and equipment                                 9,357,438     13,176,842
      Construction in progress                                            320,981        312,925
      Leasehold improvements                                               96,736      2,396,689
                                                                      -----------    -----------
                                                                       43,749,423     52,796,721

      Less accumulated depreciation and amortization                   11,397,270     13,242,842
                                                                      -----------    -----------
                                                                       32,352,153     39,553,879
                                                                      -----------    -----------

Notes receivable, less current portion                                    800,000        867,500

Deferred income taxes                                                   7,353,763      6,071,000

Other assets, net of accumulated amortization of
      approximately $580,000 and $633,000                               2,039,396      2,737,217
                                                                      -----------    -----------

                                                                       10,193,159      9,675,717
                                                                      -----------    -----------
                                                                      $76,435,712    $99,713,413
                                                                      ===========    ===========

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                           September 30,    December 31,
                                                                               2004            2003
                                                                            (Unaudited)
                                                                           ------------     ------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                     $  1,733,906     $  2,768,402
      Bank line-of-credit                                                     1,750,000        3,850,000
      Accrued payroll and related expenses                                      277,310          393,815
      Accrued real estate and other taxes                                     2,239,980        1,980,015
      Other accrued expenses and current liabilities                          1,303,243        1,407,511
      Current portion of long-term debt                                       1,254,240        1,195,050
      Liabilities of assets held for sale - other brands (Note 8)             7,077,290        9,585,492
      Liabilities of assets held for sale - AmeriHost Inns (Note 8)          15,923,880       28,540,561
                                                                           ------------     ------------

            Total current liabilities                                        31,559,849       49,720,846
                                                                           ------------     ------------

Long-term debt, net of current portion                                       23,255,114       26,513,398
                                                                           ------------     ------------

Deferred income                                                              11,431,901       11,361,927
                                                                           ------------     ------------

Commitments and contingencies  (Note 13)

Minority interests                                                              219,262          329,819
                                                                           ------------     ------------

Shareholders' equity:
      Preferred stock, no par value; authorized 100,000 shares;
         none issued                                                                  -                -
      Common stock, $.005 par value; authorized at 25,000,000 shares;
         issued and outstanding 5,040,598 shares at September 30, 2004,
         and 4,994,956 shares at December 31, 2003                               25,203           24,975
      Additional paid-in capital                                             13,399,556       13,220,302
      Retained earnings (deficit)                                            (3,067,673)      (1,020,979)
                                                                           ------------     ------------
                                                                             10,357,086       12,224,298
      Less:
        Stock subscriptions receivable (Note 17)                               (387,500)        (436,875)
                                                                           ------------     ------------
      Total shareholders' equity                                              9,969,586       11,787,423
                                                                           ------------     ------------

                                                                           $ 76,435,712     $ 99,713,413
                                                                           ============     ============

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       Three Months Ended September 30,          Nine Months Ended September 30,
                                    -------------------------------------     -----------------------------------
                                         2004                 2003                2004                 2003
                                    ----------------     ----------------     --------------      ---------------
Revenue:
   AmeriHost Inn hotel operations   $      9,378,850     $     11,725,203     $   26,790,374      $    31,292,257
   Development and construction              299,008              380,834          1,889,694            2,478,095
   Hotel sales                             4,109,179           10,040,670         18,386,384           19,074,417
   Management services                        97,773              124,542            300,599              352,997
   Employee leasing                          382,607              605,993          1,505,766            1,664,675
   Incentive and royalty sharing             376,111              264,945            976,525              694,594
   Office building rental                    175,591              180,941            524,885              537,163
                                    ----------------     ----------------     --------------      ---------------
                                          14,819,119           23,323,128         50,374,227           56,094,198
                                    ----------------     ----------------     --------------      ---------------
Operating costs and expenses:
   AmeriHost Inn hotel operations          6,620,210            8,108,425         20,750,339           23,594,346
   Development and construction              668,764              591,467          2,790,749            2,727,944
   Hotel sales                             4,094,016            8,382,581         15,580,227           15,637,779
   Management services                        47,727               65,918            163,438              205,677
   Employee leasing                          357,703              585,582          1,427,618            1,612,296
   Office building rental                     45,350               45,967            121,310              142,383
                                    ----------------     ----------------     --------------      ---------------
                                          11,833,770           17,779,940         40,833,681           43,920,425
                                    ----------------     ----------------     --------------      ---------------
                                           2,985,349            5,543,188          9,540,546           12,173,773

   Depreciation and amortization             518,280              625,640          1,584,936            2,540,350
   Leasehold rents - hotels                1,173,963            1,211,727          3,567,054            3,649,980
   Corporate general and
      administrative (Note 16)             1,170,989              526,848          2,750,799            1,489,686
   Impairment provision                      435,491              143,496            880,929            4,808,008
                                    ----------------     ----------------     --------------      ---------------
Operating income (loss)                     (313,374)           3,035,477            756,828             (314,251)

Other income (expense):
   Interest expense                         (740,484)          (1,026,407)        (2,556,739)          (3,266,510)
   Interest income                            86,040              109,565            316,006              350,446
   Other income (expense)                     14,218             (115,167)            37,185              (73,147)
   Gain on sale of assets                    283,690              400,000            283,690              400,000
   Extinguishment of debt                    112,429              (61,994)          (122,590)            (141,227)
   Equity in net income and (losses)
      of unconsolidated joint
       ventures                               15,661             (138,020)            26,523             (412,282)
                                    ----------------     ----------------     --------------      ---------------
Income (loss) before minority
   interests and income taxes               (541,820)           2,203,454         (1,259,097)          (3,456,971)
Minority interests in operations of
   consolidated joint ventures               (49,634)             (47,242)          (137,645)            (128,933)
                                    ----------------     ----------------     --------------      ---------------
Income (loss) before income taxes           (591,454)           2,156,212         (1,396,742)          (3,585,904)

Income tax (expense) benefit                 187,000             (882,000)           509,677            1,415,000
                                    ----------------     ----------------     --------------      ---------------
Net income (loss) from continuing
   operations                               (404,454)           1,274,212           (887,065)          (2,170,904)

Discontinued operations, net of tax         (121,679)            (191,974)        (1,159,629)          (1,587,164)

                                    ----------------     ----------------     --------------      ---------------
Net income (loss)                   $       (526,133)    $      1,082,238      $  (2,046,694)     $    (3,758,068)
                                    ================     ================      =============      ===============

Net income (loss) from continuing
operations per share:
      Basic                         $          (0.08)    $           0.26      $       (0.18)     $         (0.43)
      Diluted                       $          (0.08)    $           0.25      $       (0.18)     $         (0.43)
Net income (loss) per share:
      Basic                         $          (0.10)    $           0.22      $       (0.41)     $         (0.74)
      Diluted                       $          (0.10)    $           0.22      $       (0.41)     $         (0.74)

                 See notes to consolidated financial statements.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                           2004             2003
                                                       ------------     ------------
Cash flows from operating activities:

      Cash received from customers                     $ 51,909,773     $ 59,342,885
      Cash paid to suppliers and employees              (32,306,248)     (38,346,052)
      Interest received                                     325,368          352,049
      Interest paid                                      (2,686,251)      (3,844,774)
      Income taxes received                                 774,089          377,296
                                                       ------------     ------------

Net cash provided by operating activities                18,016,731       17,881,404
                                                       ------------     ------------

Cash flows from investing activities:
      Acquisitions of partnership interests                                 (777,237)

      Purchase of property and equipment                   (749,929)      (6,311,457)
      Distributions, and collections on advances,
            from unconsolidated joint ventures            1,123,780          555,782
      Purchase of investments in, and advances
            to, unconsolidated joint ventures            (1,013,317)      (1,126,506)
      Collections (issuance) of notes receivable             97,458         (135,792)
      Proceeds from sale of assets                        3,484,001        1,362,541
                                                       ------------     ------------

Net cash provided by (used in) investing activities       2,941,993       (6,432,669)
                                                       ------------     ------------

Cash flows from financing activities:

      Proceeds from issuance of long-term debt                    -        6,888,098
      Principal payments on long-term debt              (19,109,613)     (14,104,039)
      Net repayments on the line of credit               (2,100,000)      (4,134,287)
      Distributions to minority interest                   (248,201)         (90,255)
      Issuance of common stock                              179,481          233,908
      Repurchase of common stock                                  -         (122,439)
                                                       ------------     ------------

Net cash used in financing activities                   (21,278,333)     (11,339,014)
                                                       ------------     ------------
Net (decrease) increase in cash                            (319,609)         109,721

Cash and cash equivalents, beginning of period            3,623,550        3,969,515

                                                       ------------     ------------
Cash and cash equivalents, end of period               $  3,303,941     $  4,079,236
                                                       ============     ============

                                   (continued)

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                                      2004              2003
                                                                                   ------------     ------------
Reconciliation of net loss to net cash provided by operating activities:

Net loss                                                                           $ (2,046,694)    $ (3,758,068)

Adjustments to reconcile net loss to net cash provided by operating activities:

      Depreciation and amortization                                                   2,456,333        3,537,092
      Equity in net (income) loss and interest income from
        unconsolidated joint ventures and amortization of deferred income              (149,261)         412,282
      Minority interests in net income of subsidiaries                                  137,645          (73,709)
      Amortization of deferred gain                                                  (1,192,474)        (989,033)
      Deferred income taxes                                                          (1,282,763)      (2,661,000)
      Issuance of common stock and stock options                                              -            8,675
      Gain on sale of property and equipment                                           (338,610)        (331,083)
      Proceeds from sale of hotels                                                   18,386,385       19,074,417
      Income from sale of hotels                                                     (2,734,178)      (3,419,321)
      Provision for impairment                                                        1,873,304        5,701,445
      Deferred loan costs upon debt extinguishment                                      183,547          141,227

      Changes in assets and liabilities, net of effects of acquisition:

            Increase in accounts receivable                                            (649,372)        (442,189)
            Decrease in prepaid expenses and
              other current assets                                                      467,757          474,614
            Decrease in refundable income taxes                                         774,089          565,296
            Decrease in costs and estimated earnings
              in excess of billings                                                     574,318          580,734
            Decrease (increase) in other assets                                         878,944         (812,591)

            Decrease in accounts payable                                             (1,045,279)      (1,500,185)
            Increase (decrease) in accrued payroll and other accrued
              expenses and current liabilities                                          117,848         (433,800)
            Decrease in accrued interest                                                 (5,408)          (5,773)
            Increase in deferred income                                               1,610,600        1,812,374

                                                                                   ------------     ------------
Net cash provided by operating activities                                          $ 18,016,731     $ 17,881,404
                                                                                   ============     ============

                 See notes to consolidated financial statements.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

2.    BASIS OF PRESENTATION:

      The interim financial statements included herein have been prepared by the Company, without audit. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Arlington Hospitality, Inc. and subsidiaries as of September 30, 2004, and the results of its operations and cash flows for the three and nine months ended September 30, 2004 and 2003. The results of operations for the nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2003 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on previously reported operations or total shareholders' equity.

3.    PRINCIPLES OF CONSOLIDATION:

      The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which the Company has a majority or controlling ownership interest. All significant intercompany accounts and transactions have been eliminated.

4.    INCOME TAXES:

      Deferred income taxes are provided on the differences in the bases of the Company's assets and liabilities, as determined for tax and financial reporting purposes, and relate principally to hotel impairment charges, depreciation of property and equipment and deferred income. The deferred income tax balance at September 30, 2004 also includes a net operating loss carryforward of approximately $5.2 million expiring in 2024, which is expected to be utilized and has not been reserved against. The Company has not recorded any potential net operating loss carry forward benefit for state tax purposes.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

      The calculation of basic and diluted earnings per share for the three and nine months ended September 30, is as follows:

                                         Three Months Ended September 30,   Nine Months Ended September 30,
                                         -------------------------------    -------------------------------
                                             2004            2003               2004            2003
                                          -----------     -----------        -----------     -----------
Net income (loss) from continuing
   operations, before impairment          $  (106,578)    $ 1,358,708        $  (327,675)    $   712,104

Impairment provision, net of tax             (297,876)        (84,496)          (559,390)     (2,883,008)
                                          -----------     -----------        -----------     -----------
Net income (loss) from continuing
   operations                                (404,454)      1,274,212           (887,065)     (2,170,904)

Discontinued operations (a)                  (121,679)       (191,974)        (1,159,629)     (1,587,164)
                                          -----------     -----------        -----------     -----------
Net income (loss)                            (526,133)      1,082,238         (2,046,694)     (3,758,068)

Impact of convertible
   partnership interest                             -          11,543                  -               -
                                          -----------     -----------        -----------     -----------
Net income (loss) available to
   common shareholders                    $  (526,133)    $ 1,093,781        $(2,046,694)    $(3,758,068)
                                          ===========     ===========        ===========     ===========

Weighted average common
   shares outstanding                       5,039,992       5,013,413          5,026,477       5,011,441

Dilutive effect of:
   Common stock equivalents                         -          44,053                  -               -
   Convertible partnership interests                -          56,650                  -               -
                                          -----------     -----------        -----------     -----------
Dilutive common shares outstanding          5,039,992       5,114,116          5,026,477       5,011,441
                                          ===========     ===========        ===========     ===========

Net income (loss) per share - Basic:
   From continuing operations             $     (0.08)    $      0.26        $     (0.18)    $     (0.43)
   From discontinued operations                 (0.02)          (0.04)             (0.23)          (0.31)
                                          -----------     -----------        -----------     -----------
                                          $     (0.10)    $      0.22        $     (0.41)    $     (0.74)
                                          ===========     ===========        ===========     ===========

Net income (loss) per share - Diluted:
   From continuing operations             $     (0.08)    $      0.25        $     (0.18)    $     (0.43)
   From discontinued operations                 (0.02)          (0.03)             (0.23)          (0.31)
                                          -----------     -----------        -----------     -----------
                                          $     (0.10)    $      0.22        $     (0.41)    $     (0.74)
                                          ===========     ===========        ===========     ===========

(a) Includes hotel impairment provision related to non-AmeriHost Inn hotels to be sold of approximately $0 and $19,000, net of tax, for the three months ended September 30, 2004 and 2003, respectively, and $566,000 and $536,000, net of tax, for the nine months ended September 30, 2004 and 2003, respectively (Notes 11 and 12).

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

6.    INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED HOTEL JOINT VENTURES:

      The Company has non-controlling ownership interests, ranging from 1.0% to 50.0%, in general partnerships, limited partnerships and limited liability companies formed for the purpose of owning and operating hotels. These investments are accounted for using the equity method, under which method the original investment is increased (decreased) for the Company's share of the joint venture's net income (loss), increased by contributions made and reduced by distributions received. The Company had investments in 14 hotel joint ventures, with a total investment balance of approximately $1.8 million and approximately $859,000 at September 30, 2004 and December 31, 2003, respectively. The Company is secondarily liable for the obligations and liabilities of the limited partnerships in which it holds a general partnership interest.

      The Company advances funds to hotels in which the Company has a minority ownership interest for working capital and construction purposes. The advances bear interest ranging from the prime rate to 10% per annum and are due on demand. The Company expects the partnerships to repay these advances through the sale of the properties, cash flow generated from hotel operations and mortgage financing. The advances were approximately $1,469,000 and $2,451,000 at September 30, 2004 and December 31, 2003,
      respectively, and are included in investments in and advances to unconsolidated hotel joint ventures in the accompanying consolidated balance sheets.

      During the first quarter of 2004, a joint venture owning a non-AmeriHost Inn hotel, in which the Company has a 50% ownership interest, amended its partnership agreement. The amendment (i) provided for all future capital calls to be funded by the other partner, with no funding obligation by the Company and without dilution of ownership interest to the Company, (ii) clarified the Company's first priority distributions upon the sale of the hotel, (iii) mandated that the hotel be marketed for sale, and (iv) transferred the hotel management responsibilities to an affiliate of the joint venture partner. Subsequent to September 30, 2004, the Company sold its ownership interest in this joint venture (Note 16). The Company recorded approximately $76,000 in impairment charges during the third quarter of 2004 in connection with this sale, reducing the carrying value of this investment to the net sale price.

      Mortgage balances of approximately $22.1 for the unconsolidated joint ventures have not been included in the Company's consolidated balance sheets. The Company has provided approximately $17.1 million in guarantees as of September 30, 2004, on mortgage loan obligations for nine joint ventures in which the Company holds a minority, non-controlling equity interest, which expire at various dates through March 2024. Other partners also have guaranteed portions of the same obligations. The partners of one of the partnerships have entered into a cross indemnity agreement whereby each partner has agreed to indemnify the others for any payments made by any partner in relation to the guarantee in excess of their ownership interest.

      Approximately $6.2 million of the mortgage debt with unconsolidated joint ventures relates to four properties that have been identified to be sold as part of the Company's strategic hotel disposition plan. One mortgage in the amount of approximately $1.7 million matured on November 1, 2004. However the lender extended the maturity for one year. This hotel is included in the hotel disposition plan, and upon any such sale of the hotel, the net proceeds will be used to pay off the mortgage. However, if the joint venture is unable to sell the hotel prior to the loan maturity, on acceptable terms, and if the lender is unwilling to extend the maturity date of the loan, or if acceptable alternative financing is not available, it could create a default on behalf of the joint venture whereby the lender would look to the Company for repayment of the loan under the guarantee.

      During 2004, the Company and a partner in three hotel joint ventures entered into an agreement to pursue the sale of the hotels. The joint ventures are owned 25% by the Company and 75% by the joint venture partner. The sale of the hotels requires the approval of both partners.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

6.    INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED HOTEL JOINT VENTURES
      (CONTINUED):

      The agreement provides that upon the sale of one of the hotels, the joint venture partner would receive a minimum amount from the net proceeds, with any deficiency funded by the Company. This hotel is currently under contract for sale, and based on the anticipated sale price, the joint venture partner's share of the net distributable proceeds upon the sale of this hotel as computed in accordance with the original joint venture agreement would be in excess of the minimum amount. However, depending upon the order in which the hotels are sold, certain disproportionate distributions may be made to the joint venture partner upon the sale of a hotel, with an offsetting reduction in distributions to the joint venture partner upon the sale of the remaining hotel(s). Upon the sale of all three hotels, total distributions to the Company and to the joint venture partner are expected to be substantially the same as under the original joint venture agreements. Based upon the initial analysis, the Company expects that two of these joint ventures will be considered variable interest entities in accordance with FIN 46R, and will be consolidated in the Company's financial statements upon adoption of FIN 46R (Note 15). The consolidation of the two joint ventures is expected to add $3.6 million in assets and $3.5 million in liabilities to the consolidated financial statements as of December 31, 2004. The value of the guarantee computed was nominal.

7.    BANK LINE-OF-CREDIT:

      The Company had $1,750,000 and $3,850,000 outstanding on its bank operating line-of-credit at September 30, 2004 and December 31, 2003, respectively. In April 2004, the operating line-of-credit was renewed for a one year period expiring April 30, 2005, and provides for a maximum availability of $4.0 million with a reduction in the maximum availability to $3.5 million on February 28, 2005. In addition, the lender has the right to reduce the maximum availability further based on hotel sales, or as deemed necessary. The operating line-of-credit is collateralized by substantially all the assets of the Company, subject to first mortgages from other lenders on hotel assets, and bears interest at the rate of 10% per annum. The line-of-credit provides for the maintenance of certain financial covenants, including minimum tangible net worth, a maximum leverage ratio, minimum debt service coverage ratio, and minimum net income. The Company was not in compliance with the debt service coverage ratio as of September 30, 2004, however the lender has waived this covenant violation.

8.    LONG-TERM DEBT AND LIABILITIES OF ASSETS HELD FOR SALE:

      The Company's plan to sell certain hotel assets is expected to result in the payoff of the related mortgage debt. As a result, these mortgage balances have been classified in current liabilities, as liabilities of assets held for sale, in the accompanying consolidated balance sheet as of September 30, 2004. The table below presents the total mortgage debt outstanding, as well as the amounts that are contractually due within the next twelve months, regardless of the plan for hotel disposition.

                                                           Outstanding           Contractually
                                                            Balance at          due in the next
                                                        September 30, 2004       twelve months
                                                        ------------------      ---------------
Held for Sale - AmeriHost Inn hotels                        $15,923,880           $   642,855
Held for Sale - Other brand hotels                            6,359,728             2,012,506
Operating hotels                                             19,158,195               804,500
Office building                                               4,841,919               284,850
Proceeds deficit note payable (Note 13)                         509,240               164,890
                                                            -----------           -----------

                                                            $46,792,962           $ 3,909,601
                                                            ===========           ===========

      The above amounts include one mortgage that matures within the next twelve months. This mortgage has an aggregate outstanding balance of approximately $1.9 million as of September 30, 2004, and is secured by the related hotel held for sale. The Company expects to sell the related hotel assets prior to the mortgage maturity date and to payoff the mortgage using the sale proceeds. If not sold, the Company expects to refinance or extend the mortgage loan until a sale is consummated.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

8.    LONG-TERM DEBT AND LIABILITIES OF ASSETS HELD FOR SALE (CONTINUED):

      The hotel mortgage loans bear interest at the floating rates of prime minus 0.25% to prime plus 2.5% per annum. The office building loan matures January 1, 2006, and bears interest at the floating rate of either prime minus 0.25% or LIBOR plus 2.25%, with a one-month commitment as chosen by the Company.

      The proceeds deficit note payable (Note 13) bears interest at the rate of 8.5% per annum, payable monthly. In October 2004, the Company paid approximately $165,000 in principal, pursuant to an agreement with PMC, with the balance scheduled to mature on May 1, 2005. On October 4, 2004, the Company entered into an amendment effective October 1, 2004, which provides that this proceeds deficit note will be repaid over a period of up to seven years (Note 13).

      Certain of the Company's hotel mortgage notes and the office building note contain financial covenants, principally minimum net worth requirements, debt to equity ratios, and minimum debt service coverage ratios. These financial covenants are typically measured annually, based on the Company's fiscal year end. The Company was in compliance with all covenants as of September 30, 2004.

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

      Stock subscriptions receivable:

      In connection with the purchase of certain management contracts from Diversified Innkeepers, Inc. ("Diversified"), the Company secured promissory notes from the principals of Diversified in the total amount of $436,875 with interest at 6.5% per annum. The notes are collateralized by 125,000 shares of common stock of the Company, which were issued upon the exercise of stock options in 1993. Since the notes are secured by the Company's common stock, they were classified as a reduction of shareholders' equity in the accompanying consolidated balance sheets. The notes are due to mature December 31, 2005. In November 2004, the Company sold its ownership interest in a joint venture with the principals of Diversified (Note 6), and also agreed to accept the 125,000 shares of common stock in full satisfaction of the notes (Note 16). The Company recorded an allowance of approximately $49,000 during the third quarter of 2004, reducing the carrying value of the notes to reflect the value expected to be received. The Company is in the process of taking possession of the stock certificates and retiring the shares. This charge has been recorded in Corporate General and Administrative expense.

      Reverse-Forward stock split:

      In November 2003 the Company executed a reverse-forward stock split whereby the shares held by shareholders owning less than 100 shares on the effective date were redeemed and converted into the right to receive cash from the Company. Shareholders owning at least 100 shares as of the effective date were not affected. A total of 33,332 shares held by approximately 775 shareholders, or 40% of the total shareholders, were converted on the effective date into the right to receive approximately $128,000 in cash. Through September 30, 2004, the Company has paid approximately $45,631 for the redemption of 11,914 shares in connection with the reverse-forward stock split. All shares that were converted into the right to receive cash have been retired.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

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

      Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, operating income, identifiable assets, capital expenditures and depreciation and amortization for each business segment for the nine month periods ended September 30, which is the information utilized by the Company's decision makers in managing the business:

                                                    2004            2003
                                                    ----            ----
 Revenues
        Hotel operations                        $ 26,790,374     $ 31,292,257
        Hotel development and construction         1,889,694        2,478,095
        Hotel sales                               18,386,384       19,074,417
        Hotel management                             300,599          352,997
        Employee leasing                           1,505,766        1,664,675
        Incentive and royalty sharing fees           976,525          694,594
        Office building rental and other             524,885          537,163
                                                ------------     ------------
                                                $ 50,374,227     $ 56,094,198
                                                ------------     ============

Operating costs and expenses
        Hotel operations                        $ 20,750,339     $ 23,594,346
        Hotel development and construction         2,790,749        2,727,944
        Hotel sales                               15,580,227       15,637,779
        Hotel management                             163,438          205,677
        Employee leasing                           1,427,618        1,612,296
        Office building rental and other             121,310          142,383
                                                ------------     ------------
                                                $ 40,833,681     $ 43,920,425
                                                ============     ============

Operating income (loss)
        Hotel operations                        $  1,085,470     $  1,721,357
        Hotel impairment                            (880,929)      (4,808,008)
        Hotel development and construction          (906,481)        (252,543)
        Hotel sales                                2,806,157        3,436,638
        Hotel management                             108,017          113,137
        Employee leasing                              77,107           50,679
        Incentive and royalty sharing fees           976,525          694,594
        Office building rental                       283,956          273,110
        Corporate general and administrative      (2,792,994)      (1,543,215)
                                                ------------     ------------
                                                $    756,828     $   (314,251)
                                                ============     ============

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

10.   BUSINESS SEGMENTS (CONTINUED):

                                                           2004             2003
                                                           ----             ----
  Identifiable assets
        Hotel operations                                $ 59,304,519    $ 88,564,733
        Hotel development and construction                 1,835,611       2,119,425
        Hotel management                                     510,041         648,770
        Employee leasing                                     179,792         158,739
        Office building rental                             6,456,587       6,435,439
        Corporate, including deferred tax asset            8,168,163       6,835,391
                                                        ------------    ------------
                                                        $ 76,454,713    $104,762,497
                                                        ============    ============

Capital Expenditures
        Hotel operations, including new construction    $    648,897    $  6,246,432 (1)
        Hotel development and construction                    54,300             503
        Hotel management                                      20,414          14,292
        Office building rental and other                      13,325          48,373
        Corporate                                             12,993           1,857
                                                        ------------    ------------
                                                        $    749,929    $  6,311,457
                                                        ============    ============

Depreciation/Amortization
        Hotel operations                                $  1,387,510    $  2,326,573
        Hotel development and construction                     5,427           2,694
        Hotel management                                      29,144          34,183
        Employee leasing                                       1,041           1,700
        Office building rental and other                     119,619         121,671
        Corporate                                             42,195          53,529
                                                        ------------    ------------
                                                        $  1,584,936    $  2,540,350
                                                        ============    ============

(1)   Includes $3.9 million for three new hotel projects opened in 2003.

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

      The Company sold nine wholly-owned AmeriHost Inn hotels during the nine months ended September 30, 2004, of which three were sold in the third quarter. Gross proceeds, net of closing costs, from the sale of these hotels was approximately $18.4 million, which has been included in hotel sales and commission revenue in the accompanying consolidated financial statements. The net book value of these hotels at the time of their sales was approximately $15.6 million, resulting in operating income from the sale of these hotels of approximately $2.8 million before income tax. In addition, approximately $14.6 million in mortgage debt was paid off with proceeds from the sale of these hotels. The Company incurred a mortgage prepayment fee of approximately $97,000 in conjunction with the sale of one AmeriHost Inn hotel in June 2004, which has been included in "extinguishment of debt" in the accompanying consolidated financial statements.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

11.   PLAN FOR FUTURE HOTEL DISPOSITIONS (CONTINUED):

      During the nine months ended September 30, 2003, the Company sold six wholly owned AmeriHost Inn hotels, of which one was sold in the third quarter. Gross sale proceeds, net of closing costs, was approximately $19.1 million; net book value of these hotels at the time of their sales was approximately $15.6 million, resulting in operating income from the sale of these hotels of approximately $3.5 million; and mortgage debt of approximately $11.3 million was paid off with the proceeds.

      In addition, one joint venture in which the Company had a minority ownership interest sold its hotel asset during the first nine months of 2004 and another joint venture sold its hotel asset during the first nine months of 2003. The Company accounted for these joint ventures by the equity method and included its share of the gain from these sales in equity in net income and (losses) of unconsolidated joint ventures in the accompanying consolidated financial statements.

      Impairment

      On January 1, 2002, the Company adopted SFAS 144, "Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for Long-Lived assets (SFAS
      144)". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires a long-lived asset to be sold to be classified as "held for sale" in the period in which certain criteria are met, including that the sale of the asset within one year is probable. In addition, the debt that is expected to be paid off as a result of these hotel sales has been classified as current liabilities in the accompanying consolidated financial statements. Certain hotels may be marketed for sale for more than one year, if not sold, since market conditions and contemplated sale terms have changed for these hotels, including asking price adjustments in certain cases. The Company continues to actively market these hotels for sale with the expectation that these properties will be sold within the next 9 - 12 months. Therefore, these hotels are expected to continue to be classified as "held for sale," until sold. The disposition of AmeriHost Inn hotels, although classified as "held for sale" on the accompanying consolidated balance sheets, have not been treated as discontinued operations due to the ongoing royalty fees to be earned by the Company after their disposition. In addition, in accordance with this literature, depreciation ceased on the hotel assets that have been classified as "held for sale".

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

      During the year ended December 31, 2003, in connection with the implementation of the plan to sell hotels, the Company recorded non-cash impairment charges of approximately $6.0 million, including approximately $909,000 which was included in "discontinued operations." The non-cash impairment charges represent adjustments to reduce the carrying value of certain hotel assets to the estimated sales prices, net of estimated costs to sell, based on current market conditions and the change in holding periods of the properties. The Company recorded $881,000 and $4.8 million in non-cash impairment charges during the first nine months of 2004 and 2003, respectively, related to consolidated AmeriHost Inn hotels, unconsolidated (both AmeriHost Inn and non-AmeriHost Inn) hotels, and a vacant land parcel.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

11.   PLAN FOR FUTURE HOTEL DISPOSITIONS (CONTINUED):

      The 2004 amount represents additional adjustments for certain AmeriHost Inn hotels based on more recent analysis and market conditions. In addition, approximately $943,000 and $893,000 in non-cash impairment charges related to consolidated non-AmeriHost Inn hotels anticipated to be sold, have been included in "discontinued operations" during the nine months ended September 30, 2004 and 2003, respectively. The impairment recorded in 2004 for non-AmeriHost Inn hotels relates primarily to one exterior corridor hotel which is over 25 years old and which could require capital expenditures over the next few years in excess of ongoing replacement reserves if the hotel is not sold. Furthermore, as a result of a change in brand affiliation and the addition of newer hotels in its local market, the operating performance has declined. These factors have had a negative impact on the value of the hotel, resulting in the impairment charge.

12.   DISCONTINUED OPERATIONS:

      The Company has reclassified its consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003, to reflect discontinued operations of seven consolidated non-AmeriHost Inn hotels sold during this period, or to be sold pursuant to the plan for hotel dispositions within the next twelve months and one hotel operated under a lease to be terminated. This reclassification has no impact on the Company's net income (loss) or net income (loss) per common share. Non-AmeriHost Inn hotels sold or held for sale, which are owned by joint ventures and accounted for using the equity method of accounting, are not presented as "discontinued operations," nor are the sales of the AmeriHost Inn hotels due to the Company's long-term royalty sharing agreement for all non-Company owned AmeriHost Inn hotels. Condensed financial information of the results of operations for the hotels presented as discontinued operations is as follows:

                                                      Three Months Ended                Nine months ended
                                                   ---------------------------     ---------------------------
                                                           September  30,                 September 30,
                                                   ---------------------------     --------------------------
                                                      2004            2003            2004            2003
                                                   -----------     -----------     -----------     -----------
Hotel Operations:
          Revenue                                  $ 1,712,182     $ 2,322,185     $ 4,772,457     $ 6,436,100
          Operating expenses                         1,453,144       2,047,961       4,422,026       6,155,279
                                                   -----------     -----------     -----------     -----------
                                                       259,038         274,224         350,431         280,821

Depreciation and amortization                          285,510         172,151         871,397         996,742
Leasehold rents - hotels                                29,486          94,233         109,816         325,933
Hotel impairment provision                                   -          31,368         943,000         893,438
                                                   -----------     -----------     -----------     -----------
Operating loss                                         (55,958)        (23,528)     (1,573,782)     (1,935,292)

Other income (expense):
          Interest expense                            (101,760)       (171,059)       (408,800)       (572,491)
          Other income (expense)                       (45,080)       (125,387)         49,867        (213,499)
                                                   -----------     -----------     -----------     -----------
Loss from discontinued
  operations, before minority
  interests and income taxes                          (202,798)       (319,974)     (1,932,715)     (2,721,282)

Minority interests in (income) loss
  of consolidated joint ventures                             -               -               -         (76,118)
                                                   -----------     -----------     -----------     -----------
Income (loss) from discontinued
  operations, before income taxes                     (202,798)       (319,974)     (1,932,715)     (2,645,164)

Income tax benefit                                      81,119         128,000         773,086       1,058,000
                                                   -----------     -----------     -----------     -----------
Net loss from discontinued
  operations                                       $  (121,679)    $  (191,974)    $(1,159,629)    $(1,587,164)
                                                   ===========     ===========     ===========     ===========

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

12.   DISCONTINUED OPERATIONS (CONTINUED):

      Two consolidated non-AmeriHost Inn hotels to be sold pursuant to the plan for hotel disposition, and one leased non-AmeriHost Inn hotel to be terminated, the operations of which are included in discontinued operations, have been classified as held for sale in the accompanying consolidated balance sheet as of September 30, 2004. Condensed balance sheet information for these hotels is as follows:

                                                           September 30,
                                                               2004
                                                           ------------
ASSETS

      Current assets:
            Cash and cash equivalents                      $    188,428
            Accounts receivable                                 141,449
            Prepaid expenses and other current assets            30,265
                                                           ------------
                  Total current assets                          360,142
                                                           ------------

      Property and equipment                                 13,540,108
      Less accumulated depreciation and amortization         (5,834,231)
                                                           ------------
                                                              7,705,877
                                                           ------------

      Other assets, net of accumulated amortization             112,320
                                                           ------------
                                                           $  8,178,339
                                                           ============

                        LIABILITIES

      Current liabilities:
            Accounts payable                               $    252,474
            Accrued payroll and other expenses                  465,088
            Current portion of long-term debt                 2,012,506
                                                           ------------
                  Total current liabilities                   2,730,068

      Long-term debt, net of current portion                  4,347,222

      Equity                                                  1,101,049
                                                           ------------
                                                           $  8,178,339
                                                           ============

13.   COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

      Sale/leaseback of hotels:

      Original Sale/leaseback transaction

      In 1998 and 1999, the Company completed the sale of 30 AmeriHost Inn hotels to PMC Commercial Trust ("PMC"), a real estate investment trust ("REIT") for $73.0 million. Upon the respective sales to PMC, a subsidiary of the Company entered into agreements to lease back the hotels. The original leases had an initial term of 10 years, and in January 2001, the master lease agreement with PMC was amended (the "January 2001 Amendment") to allow either PMC or the Company to extend the leases for a five-year period, through 2013. As of September 30, 2004, the lease payments were 10.51% of the original sale price (the "Assigned Values"), subject to annual CPI increases with a 2% annual maximum. All of these leases were triple net and provided for monthly base rent payments ranging from $14,000 to $27,000.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

13.   COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED):

      The gains from the sale of the hotels to PMC were deferred for financial statement reporting purposes, due to the continuing involvement with the long-term lease agreement, and had been amortized on a straight-line basis into income as a reduction of leasehold rent expense based on the 15-year term, including the five-year extension option. At September 30, 2004,the balance of this deferred income was approximately $5.7 million.

      January 2001 Amendment

      The January 2001 amendment also provided for the sale by PMC to third parties or to the Company, eight unidentified hotels under specified terms, with the specific hotels to be chosen by both PMC and the Company. The amendment provided for rent increases if these hotels were not sold to a third party or purchased by the Company by the dates specified. None of the scheduled rent increases were effective due to the sale of the identified hotels from PMC to the Company or a third party and the Company has no further obligations under the January 2001 amendment.

      Temporary Letter and Sales Agreements

      In 2004, the Company entered into discussions with PMC, on behalf of its subsidiary, with the objective to modify the original leases, and to allow for the sale of the hotels to third parties. The subsidiary entered into a series of temporary letter agreements with PMC that provided for a reduced monthly rent payment from March through July 2004, however the base rent continued to accrue at the contractual rate as set forth in the lease agreements. In addition, the temporary agreements allowed the subsidiary to utilize $200,000 of its security deposit held with PMC to partially fund the rent payments. As of September 30, 2004, the Company had an accrued rent balance of approximately $425,000.

      The Company facilitated the sale of the final hotel to a third party in August 2004 pursuant to the January 2001 amendment, based on the terms of a temporary sales letter agreement dated May 18, 2004 ("Temporary Sales Agreement"). Upon the sale of this hotel, PMC received the sale proceeds, net of closing costs, plus a termination fee from the Company. In accordance with the terms of the temporary sales agreement, since the total proceeds to PMC were less than the Assigned Value for such hotels, the shortfall of approximately $683,000 became the obligation of the Company evidenced by a promissory note bearing interest at the rate of 8.5% on an annual basis, due May 1, 2005. This obligation was reduced by the application of security deposit funds, and the payment of a termination fee in October 2004 as discussed below. Furthermore, the terms of this note under the Temporary Sales Agreement were superceded by the terms of the Third Amendment (Proceeds Deficit Note). Due to the modified terms of the temporary sales letter agreement, the lease relating to this hotel was treated as a capital lease during the second quarter of 2004 in accordance with Statement of Financial Accounting Standard ("SFAS") No. 13, "Accounting for Leases."

      Third Amendment

      On October 4, 2004, the Company and PMC entered into a third amendment, which became effective as of October 1, 2004. The third amendment provided that the accrued rent balance of approximately $425,000 was paid from the existing lease security deposit held by PMC. The remaining balance of the security deposit of approximately $173,000 was then utilized to reduce the shortfall obligation incurred under the Temporary Sales Agreement to approximately $510,000. In addition, the third amendment provides the following:

      - The lease rate is fixed at 8.5% of the original Assigned Values, as long as the Company is not in default of the agreement.

      - The Company is required to cause all 20 hotels to be sold in accordance with the following schedule:

            -     A minimum of five (5) hotels on or before October 1, 2005;

            - A minimum of ten (10) hotels (cumulative) on or before October 1, 2006;

            - A minimum of fifteen (15) hotels (cumulative) on or before October 1, 2007; and

            - A minimum of twenty (20) hotels (cumulative) on or before October 1, 2008.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

13.   COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED):

      Upon the sale of each hotel, PMC is entitled to receive (i) net sales proceeds upon closing, defined as total gross sales price less normal closing costs and brokerage fee, and (ii) an "Arlington Fee," equal to 25.3% of the gross room revenues for such hotel for the preceding 12-month period, due within 45 days of the hotel sale closing. If the net sale proceeds is less than the original Assigned Value, the Company must provide a note payable to PMC in the amount of this difference ("Proceeds Deficit Note"). The payment of the Arlington Fee to PMC will reduce the outstanding balance of the Proceeds Deficit Note, if any. If the net sale proceeds is greater than the original Assigned Value, including the Arlington Fee, the excess will be (i) first, applied to any outstanding Proceeds Deficit Note balance from prior sales, (ii) second, applied to reduce the original Assigned Values of the remaining hotels at PMC's discretion, and (iii) third, kept by PMC if it is from the sale of the last hotel, or if the total original Assigned Value has been reduced to zero.

      Interest on the Proceeds Deficit Note is payable monthly at a fixed rate of 8.5% per annum until principal payments begin, at which time interest will be payable at the greater of the U.S. Treasury rate plus 4.5%, or 8.5%. Principal payments will commence on the earlier of October 1, 2008 or the closing date of the sale of the last hotel, with aggregate annual principal payments in an amount equal to one-third of the principal balance of the Proceeds Deficit Note as of the principal payment commencement date. The full amount of the principal balance, and any accrued interest thereon, must be paid on or before the third anniversary of the principal payment commencement date. If at any time during the term of the Proceeds Deficit Loan Agreement, the principal balance of the Proceeds Deficit Note exceeds $4.0 million, the Company must immediately make a principal payment to PMC in an amount necessary to reduce the balance of the Proceeds Deficit Note to $4.0 million or less. In addition, the Deficit Loan Agreement contains various covenants whereby a default under the covenants would require principal pay-downs as specified in the agreement, or the Proceeds Deficit Note would thereafter bear interest at the greater of the original contractual rate in the lease agreements, or the U.S. Treasury rate plus 4.5% per annum, until such amount is paid.

      As a result of the lease modifications in the third amendment, 17 of the 20 hotel leases will be accounted for as capital leases pursuant to SFAS No. 13, as of October 1, 2004. The Company expects to record approximately $33.0 million in capital lease property and equipment, and approximately $38.0 million in capital lease obligation as a result of the third amendment. In addition, the reduced rental rate of 8.5% is contingent upon the meeting of the sales targets as outlined above. Therefore, the Company will continue to accrue the difference between the reduced pay rate and the original contractual rate for all hotels as lease expense, until the annual sales hurdles are achieved or the underlying property is sold, at which time the accrual would be reversed.

      The third amendment provides for events of default that, if not cured within any applicable grace or cure periods, cause the lease rate to revert to the original contractual rate or in certain cases, to 15% of the Assigned Values. Upon an event of default, the Company must make monthly lease payments to PMC at the higher rates, as indicated above, until the default is cured. When cured, the lease rate will return to the lower rate, beginning in the month subsequent to the month in which the default is cured. The third amendment also requires the Company to adhere to certain covenants related to restrictions on common stock dividends and buy-backs of the Company's common stock.

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

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

13.   COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED):

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

14.   SUPPLEMENTAL CASH FLOW DATA:

      The following represents the supplemental schedule of noncash investing and financing activities for the nine months ended September 30:

                                                                 2004               2003
                                                             --------------    --------------
Notes received in connection with the
  sale of hotels                                             $      100,000    $      250,000
                                                             ==============    ==============

Sale of assets:
        Cost basis of assets sold                            $            -    $    2,583,835
                                                             ==============    ==============
        Accumulated depreciation at sale                     $            -    $    1,535,059
                                                             ==============    ==============
        Gain on sale                                         $            -    $      313,765
                                                             ==============    ==============
        Net cash proceeds                                    $            -    $    1,362,541
                                                             ==============    ==============

Interests paid, net of interest capitalized                  $    2,686,251    $     3,845,00
                                                             ==============    ==============

Liabilities assumed in connection with the acquisition
        of hotel partnership interests                       $            -    $    1,244,000
                                                             ==============    ==============

Reclassification of deferred gain against the
        basis of acquired assets (Note 13)                   $      301,174    $      263,000
                                                             ==============    ==============

15.   NEW ACCOUNTING STANDARDS:

      In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether or not it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. The Company is required to adopt the requirements of FIN 46R for interim periods ending after December 15, 2004. This Interpretation requires that the Company present any variable interest entities in which it has a majority variable interest on a consolidated basis in its financial statements. The Company is continuing to assess the provisions of this Interpretation and the impact to the Company of adopting this Interpretation. Therefore the following amounts may change based upon additional analysis. Due to the adoption of this Interpretation, the Company expects that it will begin to present its investments in three joint ventures in which it has a majority variable interest, as determined in accordance with the provisions of this Interpretation, on a consolidated basis in its financial statements beginning with the consolidated financial statements issued for the quarterly period ended December 31, 2004. The consolidation of these joint ventures is expected to add

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

15.   NEW ACCOUNTING STANDARDS (CONTINUED):

      approximately $3.6 million in assets and $3.5 million in liabilities to the Company's consolidated balance sheet. As of September 30, 2004, the Company had investments in, and advances to, these joint ventures of approximately $124,000, which was presented as such under the equity method of accounting in the accompanying consolidated financial statements. The Company expects that it will continue to present all of its other unconsolidated investments under the equity method. The Company entered into one new joint venture agreement during the third quarter of 2004, and based on the Company's analysis, this joint venture does not qualify for consolidation pursuant to FIN 46R.

16.   CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE:

      Corporate general and administrative expense includes fees for legal, analytical and financial consulting services incurred in connection with our discussions with PMC and the related lease modification (Note 13) as well as investment banking services. The Company engaged an investment banker/financial advisor to review the Company's strategic initiatives for the purpose of assisting the Company in evaluating and executing its business plan, including lease modification alternatives. Approximately $470,000 and $729,000 for the three and nine months ended September 30, 2004 respectively, relates to specific projects, including the lease modification and strategic initiative evaluation, which have been completed and are expected to be non-recurring in nature.

17.   SUBSEQUENT EVENTS:

      In October 2004, the Company sold one wholly owned non-AmeriHost Inn hotel at an immaterial gain and paid off the related mortgage debt of approximately $1.6 million. This sale transaction will be reported in the Company's fourth quarter 2004 statement of operations.

      In November 2004, the Company sold its ownership interest in a joint venture that owns and operates a non-AmeriHost Inn hotel for approximately $1.3 million. The Company accounted for this investment by the equity method, and recorded approximately $76,000 in impairment charges during the third quarter of 2004 in connection with this sale, reducing the carrying value of this investment to the net sale price. The Company also had subscription notes receivable from the same joint venture partners secured by 125,000 shares of the Company's common stock (Note 9). In November 2004, the Company agreed to accept the 125,000 shares of common stock in full satisfaction of the notes. In connection therewith, the Company recorded a charge of approximately $49,000 in the third quarter of 2004, reducing the carrying value of the notes to reflect the value received. The Company is in the process of taking possession of the stock certificates and retiring the shares. This charge has been recorded in Corporate General and Administrative expense.

      The Company amended the lease agreements for 20 hotels with PMC Commercial Trust, effective October 1, 2004 (Note 13).

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

      - availability of hotel debt and corporate and/or joint venture equity capital for new development/acquisition growth;

      -     ability to refinance debt;

      - our ability to meet our obligations and sales targets under our modified lease agreement with PMC;

      -     rising interest rates;

      -     the rising costs associated with being a publicly held company;

      -     competition;

      - supply and demand for hotel rooms in our current and proposed market areas, including the existing and continuing weakness in business travel and lower-than-expected daily room rates; and

      - other factors that may influence the travel industry, including health, safety and economic factors.

These risks and uncertainties, along with the risk factors discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2003, our Report on Form 10-Q for the periods ended March 31, 2004 and June 30, 2004, and those risk factors discussed under "Risk Factors" herein, should be considered in evaluating any forward-looking statements contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

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

                              Hotels at                Hotels                     Hotels               Hotels at
                              12/31/03              Sold/Disposed             Opened/Acquired           09/30/04
                         -----------------        --------------------     ----------------------  -------------------
                         Hotels      Rooms         Hotels     Rooms         Hotels      Rooms       Hotels       Rooms
                         ------      -----        -------    -------       -------     --------     ------       -----
Consolidated (1):
    AmeriHost Inn hotel   49        3,161          (9)        (586)            -           -          40         2,575
    Other brands           5          692          (2)        (188)            -           -           3           504
                          --        -----          --         ----            --          --          --         -----
                          54        3,853         (11)        (774)            -           -          43         3,079
                          --        -----          --         ----            --          --          --         -----

Unconsolidated:
    Amerihost Inn hotel    8          574           -            -             1          79           9           653
    Other brands           2          228          (1)        (124)            -           -           1           104
                          --        -----          --         ----            --          --          --         -----
                          10          802          (1)        (124)            1          79          10           757
                          --        -----          --         ----            --          --          --         -----

Totals:
    AmeriHost Inn hotels  57        3,735          (9)        (586)            1          79          49         3,228
    Other brands           7          920          (3)        (312)            -           -           4           608
                          --        -----          --         ----            --          --          --         -----
                          64        4,655         (12)        (898)            1          79          53         3,836
                          ==        =====         ===         ====            ==          ==          ==         =====

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

      -     Revenue from selling our consolidated AmeriHost Inn hotels.

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

Operating Expenses

Operating expenses consist of the following:

      - Operating expenses from hotel operations, consisting of all costs associated with operating our consolidated hotels including front desk, housekeeping, utilities, marketing, maintenance, insurance, real estate taxes, and other general and administrative expenses.

      - Operating expenses from hotel development, including all direct costs of development and construction activities, such as site work, zoning costs, the cost of all materials, construction contracts, and furniture, fixtures and equipment, as well as indirect internal costs such as architectural, design, purchasing and legal expenses.

      - Operating expenses from Amerihost Inn hotel sales equal to the net book value of consolidated AmeriHost Inn hotels we sell.

      - Operating expenses from hotel management, including the direct and indirect costs of management services, including sales, marketing, quality control, training, purchasing and accounting.

      - Operating expenses from employee leasing, including the actual payroll cost for hotel employees.

      - Operating expenses for the office building, including all costs associated with managing and owning the office building, such as maintenance, repairs, security, real estates taxes, and other direct and indirect administrative expenses.

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

We paid off approximately $6.3 million in mortgage debt in the third quarter of 2004, in connection with the sale of five hotels. For the nine months ended September 30, 2004, we paid off $16.9 million in mortgage debt in connection with the sale of eleven hotels. We expect to decrease our mortgage debt further as we sell additional hotels. Total annual hotel mortgage debt service for the hotels currently in our portfolio, excluding debt service on mortgages that mature in the next 12 months, is approximately $4.3 million for all of our consolidated hotels. Total annual hotel mortgage debt service for our current portfolio of unconsolidated joint ventures, excluding debt service on mortgages that mature in the next twelve months, is approximately $2.1 million. However, if certain anticipated hotel sales occur, these obligations would decrease, as the related mortgage debt would be paid off with the sale proceeds. These debt service amounts are exclusive of the debt service on our corporate line of credit and the mortgage on our office building.

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

In 1998 and 1999, our subsidiary completed a sale and lease back transaction with PMC Commercial Trust ("PMC"), a real estate investment trust ("REIT"), for 30 AmeriHost Inn hotels. Since then, PMC has sold, or we have repurchased, ten hotels, leaving 20 hotels currently leased from PMC. The leases expire in 2013 and 2014, including a five-year extension as elected by either our subsidiary or PMC, as provided in an amendment executed in January 2001 (the "January 2001 Amendment). We have guaranteed our subsidiary's obligation under the leases.

As of September 30, 2004, the lease payments were at 10.51% per year of the original sales prices, subject to annual CPI increases with a 2% maximum. The January 2001 Amendment also provided for rent increases unless eight hotels were sold to third parties or to us under specified terms. None of the rent increases were effective due to the sale of hotels. We facilitated the sale of the final hotel to a third party in August 2004 pursuant to the January 2001 Amendment, and a temporary sales letter agreement dated May 18, 2004. Upon the sale of this hotel, PMC received the sale proceeds, net of closing costs, plus a termination fee from us. In accordance with the terms of the temporary letter agreement, since the total proceeds to PMC, were less than the specified value contained in the original lease, the shortfall of approximately $683,000 became our obligation bearing interest at the rate of 8.5% on an annual basis, due May 1, 2005. This obligation was reduced to approximately $510,000 by the application of security deposit funds, as discussed below, and the payment of a termination fee in October 2004.

Due to numerous economic and market-driven factors relating to these 20 remaining hotels, we have had to fund, on behalf of our subsidiary, from other operating sources such as the sale of our hotels, a significant portion of the approximate $5.1 million annual lease obligation, as the aggregate operating cash flow from these hotels for the past several years has been insufficient to meet the lease obligation. Earlier this year, we entered into discussions with PMC, on behalf of our subsidiary, with the objective to modify these long-term lease agreements.

Our subsidiary entered into a series of temporary letter agreements with PMC that provided for a reduced monthly rent payment from March through July 2004, however the base rent continued to accrue at the contractual rate as set forth in the lease agreements. The temporary agreements also allowed the subsidiary to utilize $200,000 of its security deposit held with PMC to partially fund the base rent payments. As of September 30, 2004, we had an accrued rent balance of approximately $425,000.

On October 4, 2004, we entered into a third amendment with PMC, which became effective as of October 1, 2004, and provides for the following:

      - Funding of the accrued rent balance with existing lease security deposits;

      - Fixed the lease rate at 8.5% of the original specified values, as long as we are not in default of the agreement; and

      - Requires us to cause all 20 hotels to be sold over the next four years.

As a result of the rate modification, the annual rent payment will be approximately $4.1 million for the 20 hotels, subject to the hotel sale provisions, or a reduction of approximately $1.0 million annually. Together with the hotel sale provision, these modifications are anticipated to reduce the former aggregate lease payment obligation through 2014 of approximately $47.2 million to an estimated aggregate new obligation of $10.0 to $12.0 million, depending upon the timing of the hotel sales, plus a promissory note payable by us to PMC (the "Proceeds Deficit Note"). The Proceeds Deficit Note will increase (or decrease), on a cumulative basis as the hotels are sold, for a shortfall (or excess) computed as the difference between a leased hotel's net sale price and its original assigned value. A portion of the Proceeds Deficit Note is to be repaid to PMC within 45 days of each hotel sale (the "Arlington fee"), based on the hotel's most recent annual revenues, with the remaining amount to be repaid to PMC over a term of up to seven years. Based on our current estimates of fair market value of the 20 leased hotels, we estimate the aggregate net shortfall payable to PMC will be in the range of $8.0 to $9.5 million which we expect will be partially offset by fees we expect to receive from Cendant as described below. We must facilitate the sale of the hotels generally at a pace of five hotels per year measured on a cumulative basis, and at prices approved by PMC. If the sales schedule is not met, the lease rate will revert to the original lease contractual rate, or a higher lease default rate in certain circumstances, until the number of hotels sold becomes compliant with the sale schedule.

As these hotels are sold to buyers who maintain their AmeriHost Inn franchise affiliation, as required under the modification, we expect to receive the one-time development incentive fees from Cendant. Total development incentive fees from the sale of the 20 leased hotels is estimated to be approximately $3.0 to $4.0 million. We anticipate that these fees will be utilized to fund the required cash payment due PMC under the Proceeds Deficit Note. As a result, the Proceeds Deficit Note balance through the sale of all 20 leased hotels and the application of these payments, is anticipated to be approximately $4.0 to $6.5 million, subject to mandatory principal payments as discussed below. In addition to the development incentive fees, the sale of these hotels would be expected to generate future annual royalty fee sharing payments to us through the Cendant agreement.

The Deficit Proceeds Note will bear interest at the rate of 8.5 percent per annum, payable on a monthly basis, with a maximum outstanding principal balance of $4.0 million. If at any time the principal balance exceeds $4.0 million, such excess is payable immediately to PMC. In addition, if our net worth exceeds a certain stipulated amount, as adjusted, we may be obligated to make a principal payment on the Proceeds Deficit Note, or be subject to a greater interest rate on the outstanding principal balance. Otherwise, scheduled principal payments on the promissory note begin the earlier of the date the last hotel is sold or October 1, 2008, with the total principal balance outstanding at that time to be repaid ratably over the following three years.

Even with the reduced lease rate, it is important to note that the historical operational cash flow from many of the leased hotels is insufficient to cover their respective reduced lease payments. However, by terminating these leases early, through the sale of the hotels over the next four years, we will be able to limit the anticipated net negative cash flow from these hotels.

Due to the terms of the lease modification, 17 of the 20 leased hotels will be accounted for as capital leases in accordance with Financial Accounting Standards Board Statement Number 13, "Accounting for Leases," effective October 1, 2004. The remaining three hotels will continue to be accounted for as operating leases. Rather than the off-balance sheet reporting required by operating lease treatment, capital lease accounting requires that the company report on its balance sheet, the hotel assets and a capital lease obligation. The company expects to record approximately $33.0 million in capitalized lease assets, net of the existing unamortized deferred gain remaining from the original 1998 and 1999 sales of the hotels to PMC, and in a capital lease obligation of approximately $38.0 million. The capitalized hotel assets will be depreciated in accordance with the company's existing depreciation policy, with consideration for the new lease term. However, for those capitalized hotels which are actively marketed to be sold, and are expected to be sold within the next 12 months, depreciation will not be taken since they will be classified as "held for sale" in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for Long Lived Assets." The capital lease obligation will be amortized, as the monthly lease payment is made, in order to produce a constant periodic rate of interest on the lease obligation.

At the corporate level, our sole financing source is our operating line-of-credit with LaSalle Bank NA, which matures April 30, 2005. This line-of-credit is a revolving facility, allowing us to take advances when needed, up to the allowed maximum, and to repay any advances without penalty. Our current maximum availability under the line-of-credit is $4.0 million, subject to adjustments discussed below. As of September 30, 2004 the outstanding balance on the line of credit was $1.75 million. This facility also requires us to satisfy financial covenants such as minimum net worth, maximum debt to net worth, minimum net income, and minimum debt service ratio. The Company was not in compliance with the debt service coverage ratio as of September 30, 2004, however the lender has waived this covenant violation.

Overall industry and economic factors

The lodging industry's performance, and the related travel patterns of both business and leisure travelers, generally follows the trends of the overall U.S. economy, with the lodging industry typically lagging six to nine months behind the U.S. economy. Both the U.S. economy and the lodging industry began to decline in 2001. As the U.S. economy began to show signs of improvement in 2003, the lodging industry has followed in the latter part of 2003 and continues to improve in 2004. However, the economic recovery in the Midwestern United States, which is primarily where our hotels are located, has lagged behind the general U.S. economic recovery. In fact, the lodging industry in certain Midwestern states has not shown any significant signs of recovery. While our hotel revenues have increased in 2004, they have not increased to the same extent as the overall U.S. lodging industry, as reported by industry analysts. Nevertheless, based on the economic forecasts such as the GDP growth forecast, our industry outlook for the remainder of 2004 and 2005 is optimistic with respect to hotel revenue growth.

The downturn in the lodging industry from 2001 through 2003 has also negatively impacted the values of hotel assets. In an environment with declining revenues and margins, the prices at which hotels are sold have generally been relatively lower than prior to the economic downturn. It is expected that a sustained economic recovery will have a positive impact on hotel valuations. Fluctuations in values could have a material adverse or positive impact on our plan to sell a significant number of hotels on an accelerated basis over the next 12 - 18 months, and the net cash proceeds that we receive.

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

The table below shows our same room AmeriHost Inn hotel RevPAR results versus the mid-scale without food and beverage segment of the limited service hotel industry over the past eight years and in 2004, through September. The variance in 2004 can be attributed to the lagging economic recovery in the Midwestern U.S., which is where our hotels are primarily located.

                                  RevPAR Growth

                                                                                                         YTD(3)
                               1996       1997      1998      1999      2000     2001     2002    2003    2004
                               ----       ----      ----      ----      ----     ----     ----    ----    ----
AmeriHost Inn Hotels (1)       14.5%      3.9%      9.4%      7.2%      5.9%    (2.1%)    3.7%    (0.3%)  2.6%
Limited service segment,
  without food and
  beverage (2)                  3.5%      3.2%      3.1%      2.2%      4.4%    (1.6%)   (0.6%)    0.5%   6.4%

      (1) Includes all AmeriHost Inn hotels we owned and operated, including unconsolidated minority-owned hotels, operating for at least 13 full months during the periods presented.

      (2)   According to Smith Travel Research, a leading industry analyst.

      (3)   Through September 30, 2004.

The RevPAR penetration index reflects each property's RevPAR in relation to the RevPAR for that property's competitive set. We use the measure as an indicator of a property's market share. For example, a RevPAR penetration index of 100 would indicate that a hotel's RevPAR is, on average, the same as its competitors. A RevPAR penetration index exceeding 100 would indicate that a hotel maintains a RevPAR premium in relation to its competitive set, while a RevPAR penetration index below 100 would be an indicator that a hotel is under performing its competitive set. One critical component in this calculation is the determination of a hotel's competitive set. Factors that we consider include geographic proximity, as well as the level of service provided at the property. Our methodology for determining a hotel's competitive set, however, may differ for those used by other owners and/or managers. From a market penetration standpoint, in the aggregate, our AmeriHost Inn hotels were at an index of 100.5 for the nine months ended September 30, 2004, compared to an index of 97.3 for the year ended December 31, 2003.

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

Despite some positive trends with regard to same room revenue and RevPAR penetration, the cash flow from the operations of many of our hotels in 2003 and to date in 2004 was not sufficient to pay their related mortgage debt service, lease obligations, and ongoing capital expenditures. Our operating margins declined significantly in 2003 as many expenses increased substantially, including employee wages and benefits, insurance, maintenance, utilities, and property taxes. Many of these expenses continue to increase in 2004, however at a lower rate, as we made improvements in controlling some of these costs. In fact, we have been successful in decreasing certain costs in 2004 compared to 2003, such as general insurance expense, which partially offsets the increases in other expense areas including wages and benefits, sales and marketing, and utility costs. However, we anticipate that the cash flow from the operation of many of our hotels will still not be sufficient to pay their respective mortgage debt service, lease obligations, and ongoing capital expenditures. We have a significant amount of debt and obligations under long-term leases, such as the leases with PMC, requiring us to dedicate a substantial portion of our cash flow from our overall operations, including our business activities other than hotel operations, to make these required payments.

While we believe the combination of improved demand for hotel rooms and our cost control initiatives create the possibility of improvements in our hotel operations, there can be no assurance that any increases in hotel revenues, or improvement in earnings will be achieved. The trends discussed above may not occur for any number of reasons, including slower than anticipated growth in the economy, changes in travel patterns of both business and leisure travelers, the continued threat of terrorist attacks, and competitive factors attributable to the markets in which our hotels are located, all of which may result in lower revenues or higher operating costs and declining operating margins.

LaSalle Bank NA, the lender for our corporate line-of-credit has decreased the availability under this facility over the past two years. Earlier in 2004, we renewed this facility with LaSalle Bank through April 30, 2005 at an initial maximum availability of $4.0 million. In addition, the terms require that the maximum availability under the facility be reduced to $3.5 million on February 28, 2005, and also provides LaSalle Bank with the right to reduce the maximum availability further, based on future hotel sales, or as deemed necessary. The facility bears interest at the rate of 10% per annum.

Mortgage financing is a critical component of the hotel development process and we are continually seeking financing sources. In November 2004, we engaged a hospitality financing specialist to assist us in obtaining debt or equity financing on five new hotel projects. The contract provides for fees based on our success in obtaining any such new debt or equity capital on terms acceptable to the Company. If we, or the hotel joint ventures in which we are a partner, are unable to obtain adequate mortgage financing on acceptable terms, our ability to develop new hotels will be significantly limited.

Management's priorities

Based on our primary business objectives and anticipated operating conditions, our key priorities, and focus for the remainder of 2004 and the next several years include the following:

      - Sell a significant number of hotels in our existing hotel portfolio, which hotels in many instances have operated with cash flow that is insufficient to pay their debt service and ongoing capital expenditures during the past year;

      - Facilitate the sale of the PMC hotels at the pace required under the Third Amendment;

      - Expand our hotel development activities to be developing and/or acquiring and converting hotels at a pace of approximately 10 hotels per year by the end of 2005. We intend for this development to primarily be the new construction of larger AmeriHost Inn hotels, or selective acquisition of existing hotels and their conversion to AmeriHost Inn, in larger markets, primarily through joint ventures where we can earn significant development fees, with the intention of selling these hotels after a shorter holding period than we have historically;

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

SUMMARY OF THIRD QUARTER 2004 RESULTS

Total revenues decreased 36.5% during the third quarter of 2004 compared to the third quarter of 2003, due primarily to the sale of three Consolidated AmeriHost Inn hotels in the third quarter of 2003 at an aggregate price that was greater than the sale of two Consolidated AmeriHost Inn hotel during the third quarter of 2004. Total revenues from the operations of Consolidated AmeriHost Inn hotels decreased from $11.7 million to $9.4 million during the third quarter of 2004, due primarily to the reduction in the number of Consolidated AmeriHost Inn hotels operated by the Company as a result of the sale of eleven hotels in the fourth quarter of 2003 and the first nine months of 2004. Revenues from the development and construction segment also decreased during the third quarter of 2004, as we recognized less revenue on the one AmeriHost Inn hotel we were building for a joint venture in the third quarter of 2004, versus the one hotel we built for a joint venture in 2003. Incentive and royalty sharing revenues increased 42.0% to approximately $376,000 in the third quarter of 2004. Corporate general and administrative expenses increased approximately $644,000 during the third quarter of 2004 due primarily to strategic advisory and other professional fees, wages and benefits, and a reserve related to the sale of the Company's interest in a joint venture. Approximately $470,000 of these general and administrative expenses are related to specific projects which are not expected to be of a recurring nature, including but not limited to, the lease modification initiative. We recorded a net loss of $526,133 for the third quarter of 2004, compared to net income of $1.1 million in 2003. These results include non-cash hotel impairment provisions recorded in the third quarter of 2004 and 2003, and discontinued operations related to non-AmeriHost Inn hotels which have been recorded in connection with the implementation of the plan for hotel disposition as discussed below. The results for the three and nine months ended September 30, 2004 and 2003 are summarized as follows:

                                     Three Months Ended September,   Nine months ended September 30,
                                     -----------------------------  -------------------------------
                                        2004            2003            2004            2003
                                     -----------     -----------     -----------     -----------
Net income (loss) from continuing
   operations, before impairment     $  (106,578)    $ 1,358,708     $  (327,675)    $   712,104

Impairment provision, net of tax        (297,876)        (84,496)       (559,390)     (2,883,008)
                                     -----------     -----------     -----------     -----------

Net income (loss) from continuing
   operations                           (404,454)      1,274,212        (887,065)     (2,170,904)

Discontinued operations (a)             (121,679)       (191,974)     (1,159,629)     (1,587,164)
                                     -----------     -----------     -----------     -----------
Net income (loss)                    $  (526,133)    $ 1,082,238      (2,046,694)    $(3,758,068)
                                     ===========     ===========     ===========     ===========

Net loss per share - Diluted:
   From continuing operations        $     (0.08)    $      0.25     $     (0.18)    $     (0.43)
   From discontinued operations            (0.02)          (0.03)          (0.23)          (0.31)
                                     -----------     -----------     -----------     -----------
                                     $     (0.10)    $      0.22     $     (0.41)    $     (0.74)
                                     ===========     ===========     ===========     ===========

(a) Includes hotel impairment provision related to non-AmeriHost Inn hotels to be sold of approximately $19,000, net of tax, for the three months ended September 30, 2003 and $566,000 and $536,000, net of tax for the nine months ended September 30, 2004 and 2003, respectively (Notes 11 and 12).

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

Sale and Leaseback of Hotels

During 1998 and 1999, we sold 30 hotels to PMC Commercial Trust, a real estate investment trust, for approximately $73 million. Upon the sale of the hotels, our subsidiary simultaneously entered into agreements to lease back each of the hotels from the PMC. The leases are for an initial term of 15 years, including a five-year renewal at the option of either PMC or us, as provided in an amendment dated January 2001, and provide for rent in the amount of 10.51% of the original sale price as of September 30, 2004, increasing annually by the lesser of 2% or the CPI adjustment. The gains from the sale of the hotels in 1998 and 1999 were deferred for financial statement reporting purposes, due to the continuing involvement with the long-term lease agreement, and were being amortized on a straight line basis into income as a reduction of leasehold rent expense over the 15-year initial term. Upon the sale of a hotel, which is owned by PMC to an unaffiliated third party, the remaining unamortized deferred income was recognized as gain on sale of fixed assets in our consolidated financial statements.

We have modified the lease agreements effective October 1, 2004 (for a more detailed discussion of the PMC lease transaction and modification, see "Executive Overview - hotel and corporate level financing" above), fixing the lease payment rate at 8.5% of the original assigned values, and providing for the sale of the hotels over a four-year period. As a result of the modification, 17 of the 20 remaining leased hotels will be accounted for as a capital leases in accordance with SFAS No. 13, as of October 1, 2004. Three hotels will continue to be accounted for as operating leases. We expect to record approximately $33.0 million in capitalized lease assets, net of the existing unamortized deferred gain remaining from the original sales of the hotels to PMC, and in a capital lease obligation of approximately $38.0 million. The capitalized hotel assets will be depreciated in accordance with our existing depreciation policy, with consideration for the new lease term. However, for those capitalized hotels which are actively marketed to be sold, and are expected to be sold within the next 12 months, depreciation will not be taken since they will be classified as "held for sale" in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for Long Lived Assets." The capital lease obligation will be amortized, as the monthly lease payment is made, in order to produce a constant periodic rate of interest on the lease obligation.

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

Based on the implementation of this plan for hotel dispositions, the hotel assets identified for sale, which are being actively marketed and expected to be sold within a twelve month period, have been classified as "held for sale" on the accompanying consolidated balance sheet as of September 30, 2004. Hotels identified as part of the plan of disposition, which are not currently marketed, and are not expected to be sold within the next twelve months, have not been classified as "held for sale." The debt that is expected to be paid off as a result of these hotel sales has been classified as current liabilities in the accompanying consolidated financial statements. The results of the operations of business components which have been disposed of or classified as "held for sale" are to be reported as discontinued operations if such operations and cash flow have been or will be eliminated from our ongoing operations. Accordingly, the disposition of non-AmeriHost Inn hotels have been treated as discontinued operations. However, the disposition of AmeriHost Inn hotels, although classified as "held for sale" on the accompanying consolidated balance sheet, have not been treated as discontinued operations due to the ongoing royalty fees to be earned by us after their disposition. In addition, in accordance with this literature, we have ceased depreciating the hotel assets that have been classified as "held for sale."

If the Company determines that a property is no longer for sale, or if a property does not sell, after a certain period of time, under certain conditions, a depreciation expense adjustment may be recorded at that time, up to the amount of depreciation that would have been recorded during the period that the asset was classified as "held for sale." During the fourth quarter of 2003, two AmeriHost Inn hotels previously classified as "held for sale" were reclassified back to operating assets since we no longer were actively marketing these properties for sale. In accordance with SFAS 144, depreciation was recorded through December 31, 2003, as if the hotels were never classified as "held for sale". Certain hotels which have not sold, have been marketed for sale for more than one year as of the third quarter of 2004. However, market conditions and contemplated sale terms have changed for these hotels, including asking price adjustments in certain cases, and we continue to actively market these hotels for sale, with the expectation that these properties will be sold within the next twelve months. Therefore, we anticipate that these hotels will continue to be classified as "held for sale," until sold.

HOTEL DISPOSITION PLAN

In 2001 and 2002, we sold, or have facilitated the sale for joint ventures or a landlord, 17 hotel properties. However, during 2003, new senior management, and the board of directors, determined that the sale of a significantly higher number of hotel properties would assist us achieving our financial and growth objectives, as well as support our liquidity. In July 2003, we adopted a strategic plan to sell approximately 25 to 30 hotel properties over a two-year period. The properties to be sold include 20 to 25 AmeriHost Inns and six non-AmeriHost hotels that are wholly or partially-owned. From the inception of the plan to sell hotels through the third quarter of 2004, we have sold 18 hotels, or approximately one-half of the initial plan, including the sale of 12 hotels during the nine months ended September 30, 2004. The sale of the hotels has, and is expected to:

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

Below is a summary of the sales made under the plan:

                                                            (in thousands)
                                                     Net cash
                                          Number     proceeds       Mortgage      Cendant
                                            of     after mortgage    debt        Incentive
                                          hotels     Payoff        reduction      Fees (1)
                                          ------   --------------  ---------     ---------
Consolidated hotels:
         AmeriHost Inn hotels                   9       $ 3,803     $14,576      $ 1,576
         Other brand hotels                     2           940       2,276            -
                                          -------       -------     -------      -------
                                               11         4,743      16,852        1,576
                                          -------       -------     -------      -------
Unconsolidated hotels:
         AmeriHost Inn hotels                   0             -           -            -
         Other brand hotels                     1           611       2,373            -
                                          -------       -------     -------      -------
                                                1           611       2,373            -
                                          -------       -------     -------      -------

Total, for the nine months ended
       September 30, 2004                      12       $ 5,354     $19,225      $ 1,576
                                          =======       =======     =======      =======
Total, since the implementation of the
       strategic plan to sell hotels           18       $ 9,738     $27,552      $ 2,616
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

The following tables set forth our selected operations data for the three months ended June 30, 2004 and 2003. This data should be read in conjunction with our financial statements in Item 1 of this Form 10-Q.

                                         Three Months Ended          Three Months Ended
                                         September 30, 2004          September 30, 2003
                                   ---------------------------     --------------------------       %
                                      Amount        % of               Amount      % of           Increase
                                   (thousands)    Revenues          (thousands)   Revenues       (Decrease)
                                   -----------    --------          -----------   --------       ----------
Revenue:
   AmeriHost Inn hotel operations    $ 9,379        63.3%           $11,725        50.3%          (20.0%)
   Development and construction          299         2.0%               381         1.6%          (21.5%)
   Hotel sales                         4,109        27.7%            10,041        43.1%          (59.1%)
   Management services                    98         0.7%               124          .5%          (21.5%)
   Employee leasing                      383         2.6%               606         2.6%          (36.9%)
   Incentive and royalty sharing         376         2.5%               265         1.1%           42.0%
   Office building rental                175         1.2%               181          .8%           (3.0%)
                                     -------       -----            -------       -----           -----
                                      14,819       100.0%            23,323       100.0%          (36.5%)
                                     -------       -----            -------       -----           -----

                                         Three Months Ended          Three Months Ended
                                         September 30, 2004          September 30, 2003
                                   ---------------------------     --------------------------       %
                                      Amount        % of               Amount      % of           Increase
                                   (thousands)    Revenues          (thousands)   Revenues       (Decrease)
                                   -----------    --------          -----------   --------       ----------
Operating costs and expenses:
   AmeriHost Inn hotel operations       6,620        44.7%              8,108       34.8%          (18.4%)
   Development and construction           669         4.5%                591        2.5%           13.1%
   Hotel sales                          4,094        27.6%              8,383       35.9%          (51.2%)
   Management services                     48         0.3%                 66        0.3%          (27.6%)
   Employee leasing                       358         2.4%                586        2.5%          (38.9%)
   Office building rental                  45         0.3%                 46        0.2%           (1.3%)
                                     --------      ------           ---------       ----           -----
                                       11,834        79.9%             17,780       76.2%          (33.4%)
                                     --------      ------           ---------       ----           -----

   Depreciation and amortization          518         3.5%                626        2.7%          (17.2%)
   Leasehold rents - hotels             1,174         7.9%              1,212        5.2%           (3.1%)
   Corporate general &
    administrative                      1,171         7.9%                527        2.3%          122.3%
   Impairment provision                   435         2.9%                143        0.6%          203.5%
                                     --------      ------           ---------       ----          ------
Operating income (loss)              $   (313)       (2.1%)         $   3,035       13.0%         (110.3%)
                                     ========      ======           =========       ====          ======

Segment Data:

                                           Three Months Ended            Three Months Ended
                                            September 30, 2004           September 30, 2003
                                       ---------------------------      -----------------------          %
                                          Amount        % of               Amount      % of           Increase
                                       (thousands)    Revenues          (thousands)   Revenues       (Decrease)
                                       -----------    --------          -----------   --------       ----------
Operating Income (Loss) by Segment:
   AmeriHost Inn hotel operations        $ 1,138       7.7%              $ 1,831           %            (38.4%)
   Non-cash impairment provision            (435)     (2.9%)                (143)      (0.6%)          (203.5%)
Development and construction                (373)     (2.5%)                (211)      (0.9%)           (76.4%)
   Hotel sales                                15       0.1%                1,658        7.1%            (99.1%)
   Management services                        41       0.3%                   47        0.2%            (14.3%)
   Employee leasing                           25       0.2%                   20        0.1%             23.7%
   Incentive and royalty sharing             376       2.5%                  275        1.1%             42.6%
   Office building rental                     90       0.6%                   94        0.4%             (4.4%)
   Corporate general & administrative     (1,190)     (8.0%)                (536)      (2.3%)          (121.9%)
                                         -------      ----               -------       ----            ------
Operating income (loss)                  $  (313)     (2.1%)             $ 3,035       13.0%           (110.3%)
                                         =======      ====               =======       ====            ======

                                                       Three Months Ended          Three Months Ended
                                                       September 30, 2004          September 30, 2003
                                                    -------------------------   ---------------------------
Operating Income (Loss) as a percentage of
 segment revenue:
   AmeriHost Inn hotel operations                          12.1%                      15.6%
   Non-cash impairment provision                            N/A                        N/A
   Development and construction                          (124.7%)                    (55.4%)
   Hotel sales                                              0.4%                      16.5%
   Management services                                     41.8%                      37.9%
   Employee leasing                                         6.5%                       3.3%
   Incentive and royalty sharing                          100.0%                     103.8%
   Office building rental                                  51.4%                      51.9%
   Corporate general & administrative
                                                         ------                      -----
Total operating income (loss)                              (2.1%)                     13.0%
                                                         ======                      =====

REVENUES. Revenues from Consolidated AmeriHost Inn hotels decreased due to the sale of Consolidated AmeriHost Inn hotels from July 1, 2003 through September 30, 2004, whereby the operations of these hotels were included in our hotel operations segment during all or part of the third quarter of 2003; however, such hotels were not included during all or part of the 2004 third quarter. On a macro basis, our hotel revenues typically follow the general U.S. economic trends. However, the current economic recovery has lagged in the Midwestern U.S., which is where the Company's hotels are primarily located. Our hotels are also affected by local market conditions and trends, including increased competition from newly constructed hotels. We believe that as the total number of AmeriHost Inn hotels in the brand increases, the greater the benefits will be at all AmeriHost locations from marketplace recognition and repeat business. Our new business plan will primarily focus on building new hotels in larger, growing markets where many of our competitors already exist or where we anticipate a certain level of additional hotel development.

Hotel development and construction revenues are directly related to the number of hotels being developed and constructed for minority-owned entities or unrelated third parties, and the timing of the construction period. We began the construction of one new hotel for a minority-owned entity during the third quarter of 2004, and were in the process of constructing one minority-owned hotel during the third quarter of 2003. The revenue recognized was based on the construction progress achieved on each project during the quarter.

Hotel sales revenue decreased as a result of the sales of two wholly owned AmeriHost Inn hotels during the third quarter of 2004, at an aggregate price that was less than the sales price of three wholly owned AmeriHost Inn hotels during the third quarter of 2003. The sale of the two wholly owned AmeriHost Inn hotels in the 2004 third quarter generated hotel revenues of approximately $4.1 million, net of closing costs, compared to $10.0 million, net of closing costs, from the sale of the three hotels in the third quarter of 2003. We intend to continue to build and sell AmeriHost Inn hotels in order to generate increased fees under the agreement with Cendant while enhancing our operating results and cash flow.

Hotel management services revenue decreased primarily due to the sale of one hotel by a joint venture during the second quarter of 2004, which had a management contract with the Company, the first quarter 2004 transfer of the hotel management responsibilities for a joint venture from the Company to an affiliate of the joint venture partner, and the acquisition of a joint venture hotel under a management contract during the third quarter of 2003.

Employee leasing revenue decreased during the third quarter of 2004 primarily as the result of a lesser number of hotels under leasing contracts in 2004 versus 2003.

Incentive and royalty sharing revenue increased as a result of the sale of additional AmeriHost Inn hotels and the increase in the number of non-Company owned AmeriHost Inn hotels franchised with Cendant. Approximately $258,000 and $171,000 was recognized during the third quarter of 2004 and 2003, respectively, from the amortization of development incentive fees. We also recorded approximately $105,000 and $94,000 in royalty sharing revenue during the three months ended September 30, 2004 and 2003, respectively. We received approximately $503,000 and $721,000 in development incentive fees related to AmeriHost Inn hotel sales during the three months ended September 30, 2004 and 2003, respectively.

Office building rental revenue consisting of leasing activities from our office building, decreased slightly due to the termination of the lease with one tenant and the leasing of additional office space during 2003. We occupy approximately 27% of the rentable square feet, as reduced in 2003 as part of a restructuring. Approximately 50% of the space is leased to unrelated third parties pursuant to long-term lease agreements, and we are working with a national commercial real estate broker who is very active in leasing office space in the Chicago Metropolitan area, to assist us in leasing the rest of the available space. During the three months ended September 30, 2004, we did not lease any of the additional available space.

OPERATING COSTS AND EXPENSES. Total operating costs and expenses decreased, primarily due to the lower aggregate net depreciated cost basis of the two AmeriHost Inn hotels sold in the third quarter of 2004 versus the three sold in 2003, and a decrease in operating costs and expenses from the Consolidated AmeriHost Inn hotels. The decrease in the total amount of operating costs in the hotel operations segment was due primarily to the fewer number of AmeriHost Inn hotels included in this segment -- 40 hotels at September 30, 2004, as compared to 51 hotels at September 30, 2003. Hotel operating costs and expenses as a percentage of hotel revenues for the consolidated AmeriHost Inn hotels increased due primarily to increases in certain costs including salaries and wages, sales and marketing, maintenance, energy, and real estate tax expense, partially offset by a decrease in general insurance.

Operating costs and expenses for the hotel development and construction segment increased, due primarily to business development personnel additions, and the recording of a reserve in the third quarter of 2004 of approximately $175,000 for construction work to repair water damage at an AmeriHost Inn hotel, offset by lower expenses associated with the earlier development stage of the one joint venture hotel being constructed during the third quarter of 2004, versus the one joint venture hotel under construction during the third quarter of 2003. The personnel additions are the result of the Company's strategic business plan to accelerate the pace of new hotel development and the additional support needed for the plan of hotel disposition. With respect to the water damage, the sub-contractor is no longer in business and an insurance claim has been filed with the sub-contractor's insurance company, however, that insurance company is currently in receivership with the State of Illinois. While the Company is hopeful that it may yet receive proceeds from the insurance company, it has reserved against 100% of the insurance claim.

Hotel sales operating expenses decreased as a result of the lower aggregate net depreciated cost basis related to the sales of two wholly owned AmeriHost Inn hotels during the third quarter of 2004, versus the net depreciated cost basis of the three wholly owned AmeriHost Inn hotel sold during the third quarter of 2003. The net depreciated cost basis is expensed upon consummation of the sale.

Hotel management services segment operating costs and expenses decreased primarily due to a lower number of hotels under management service contracts in the third quarter of 2004, versus the same period in 2003, a focused effort to reduce costs and a restructuring beginning in the third quarter of 2003, partially offset by the expansion of sales and marketing activity designed to increase hotel revenues.

Employee leasing operating costs and expenses decreased during the third quarter of 2004 primarily as the result of a lesser number of hotels under leasing contracts in 2004 versus 2003.

Office building rental operating costs and expenses consisted primarily of expenses related to the management and operation of our office building. These expenses basically remained flat during the third quarter of 2004, as compared to 2003. Some of the office building's costs have been allocated to other operating segments.

Depreciation and amortization expense decreased, primarily due to the fewer number of AmeriHost Inn hotels included in this segment -- 40 hotels at September 30, 2004, as compared to 51 hotels at September 30, 2003.

Leasehold rents - hotels decreased slightly during the third quarter of 2004 compared to the third quarter of 2003, due to the purchase of one leased AmeriHost Inn hotel, the termination of another non-AmeriHost Inn hotel lease upon its expiration during the third quarter of 2003, and the August 2004 sale of a leased AmeriHost Inn hotel, partially offset by annual rent increases pursuant to the lease agreements. The lease agreements with PMC for 20 AmeriHost Inn hotels were modified effective October 1, 2004. See "Executive Overview - hotel and corporate level financing" above for a detailed description of the modifications.

Corporate general and administrative expense increased due primarily to increases in professional fees, corporate finance staff, and the recording of a reserve in connection with the sale of the Company's interest in an unconsolidated joint venture. Professional fees include legal services, and analytical and financial consulting services incurred in connection with our discussions with PMC and the related lease restructuring as well as investment banking services. As part of the Company's business plan, a Vice President of Finance position was added in December 2003 to assist us in all aspects of corporate accounting and financial analysis, in addition to some incremental support in the area of new development and corporate financing. Of the $644,000 increase in general and administrative expenses during the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, approximately $470,000 is related to specific projects which are expected to be non-recurring in nature.

Approximately $171,000 of the $435,000 of impairment charges recorded in the third quarter of 2004 was in direct connection with our plan for the disposition of certain hotel assets, as adopted in July 2003 that we have marketed for sale as discussed above. This third quarter of 2004 impairment represents additional adjustments for certain AmeriHost Inn hotel assets to decrease the carrying value of the assets to the anticipated market value, net of closing costs, based on our most recent analysis and market information. Approximately $188,000 of the third quarter 2004 impairment relates to the reduction of the carrying value of a vacant land parcel to its estimated fair market value as the land was marketed for sale. This parcel was initially purchased as the site for a future hotel, however the current local market economics do not support sufficient demand for hotel rooms. The remaining $76,000 of impairment relates to a joint venture owning a non-AmeriHost Inn hotel, in which the Company has a 50% ownership interest. Subsequent to September 30, 2004, the Company sold its ownership interest in this joint venture. The Company recorded $76,000 in impairment charges in connection with this sale, reducing the carrying value of this investment to the net sales price.

OPERATING INCOME BY SEGMENT. The following discussion of operating income by segment excludes any corporate general and administrative expense and the non-cash hotel impairment charges.

Operating income from consolidated AmeriHost Inn hotels decreased, due primarily to:

      - the sale of consolidated AmeriHost Inn hotels during the past 12 months which operated with an operating income; and

      - the increase of certain expenses, including salaries and wages, sales and marketing, maintenance, energy, and real estate taxes.

These factors were partially offset by:

      - the sale of consolidated AmeriHost Inn hotels during the past 12 months which operated with an operating loss;

      -     the decrease of certain expenses, including general insurance.

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

The hotel development and construction segment incurred an operating loss of approximately $373,000 during the third quarter of 2004, versus a loss of approximately $211,000 in 2003, due primarily to a $175,000 reserve for water damage suffered at a hotel recorded in the third quarter of 2004 and higher salaries and wages, offset by the difference in the development/construction stage of the one joint venture hotel under construction in 2004, versus the one joint venture hotel under construction in 2003. With respect to the water damage, the Company has filed an insurance claim with the insurance company of the sub-contractor responsible for the construction of the hotel, however the Company has reserved 100% of the claim. Salaries and wages increased in 2004 due to personnel additions in the business development area, as part of our strategic business plan to add strength and resources in hotel development and underwriting in order to accelerate the pace of new hotel development in larger markets, and the additional support needed to execute the plan for hotel disposition.

Operating income from hotel sales decreased due to the sale of two AmeriHost Inn hotels at a lesser total profit during the third quarter of 2004, versus the sale of the three AmeriHost Inn hotels during the third quarter of 2003.

The decrease in hotel management services segment operating income during 2004 was due primarily to the sale of one hotel by a joint venture during the second quarter of 2004, which had a management contract with the Company, and the first quarter 2004 transfer of the hotel management responsibilities for a joint venture from the Company to an affiliate of the joint venture partner and an increase in sales and marketing expenses.

Office building rental operating income decreased slightly due to lower 2004 tenant occupancy resulting from the termination of a tenant lease, partially offset by the annual rent increases allocated to the tenants in accordance with their lease agreements.

INTEREST EXPENSE. The decrease in interest expense during the first three months ended September 30, 2004 compared to the three months ended September 30, 2003 was attributable to the reduction in our overall level of debt as a result primarily of (i) the sale of consolidated hotels and the use of proceeds to payoff the related mortgage debt and a portion of our operating line-of-credit, and (ii) interest rate reductions on floating rate debt, partially offset by the mortgage financing of newly constructed or acquired consolidated hotels, and a higher interest rate on our operating line-of-credit.

GAIN ON SALE OF ASSETS. A gain of approximately $283,000 was recognized in the third quarter of 2004 versus a gain of $400,000 during the same period in 2003. The 2004 gain is primarily the result of the proceeds received from the sale of a land parcel owned by the Company. The $400,000 gain reflected in the third quarter of 2003 represents the final installment received in connection with the Company's sale of the AmeriHost Inn brand name to Cendant in 2000. As part of our strategy to focus primarily on the development and sale of new AmeriHost Inn hotels, we intend to sell all our owned, non-AmeriHost Inn hotels. Two consolidated non-AmeriHost Inn hotels were sold during the third quarter of 2004 and one consolidated non-AmeriHost Inn hotel was sold during the third quarter of 2003. Any gain or loss on the sale of these hotels is reported as "equity in income (loss) of affiliates," for unconsolidated joint ventures, or as "discontinued operations," for consolidated non-AmeriHost Inn hotels, in the period in which the sale is consummated.

CHANGE IN EQUITY OF AFFILIATES. The change in equity of affiliates during the three months ended September 30, 2004, compared to the three months ended September 30, 2003, was primarily attributable to the second quarter 2004 sale of one unconsolidated joint venture, which had significant operating losses in the third quarter of 2003 and the improved operating results of the remaining hotels owned by the unconsolidated joint ventures. Distributions from affiliates were approximately $62,000 during the three months ended September 30, 2004, compared to approximately $458 during the three months ended September 30, 2003.

DISCONTINUED OPERATIONS. Discontinued operations includes the operations, net of tax, of consolidated non-AmeriHost Inn hotels sold, or to be sold pursuant to the plan for hotel dispositions, or leased with an accelerated termination date. These non-AmeriHost Inn hotels are expected to be disposed of during the next twelve months. Discontinued operations for the three months ended September 30, 2004 includes five hotels, compared to eight hotels during the three months ended September 30, 2003. The hotel lease for a non-AmeriHost Inn hotel was amended, which accelerated the termination date from 2010 to 2005, or earlier. As a result, the depreciation of the leasehold improvements and furniture, fixtures and equipment at this hotel was accelerated beginning January 1, 2004 to reflect the revised termination date. Approximately $216,000 was recorded as incremental depreciation during the third quarter of 2004 from the lease amendment. Additionally, a $100,000 franchise termination fee was accrued in the third quarter of 2004 for this hotel based upon our assessment that the hotel would not retain its current affiliation and the company, as such, would be responsible for a franchise termination fee to Cendant, the franchisor. Exclusive of the incremental depreciation and any franchise termination fee, the pretax operating results of the hotels included in "discontinued operations" improved, from a loss of approximately $203,000 during the three months ended September 30, 2003 to pretax income of approximately $113,000 during the three months ended September 30, 2004. This improvement was primarily the result of a lesser number of non-AmeriHost Inn hotels in the portfolio during the three months ended September 30, 2004 (five), versus the three months ended June 30, 2003 (eight).

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

The following tables set forth our selected operations data for the nine months ended September 30, 2004 and 2003. This data should be read in conjunction with our financial statements in Item 1 of this Form 10-Q.

                                              Nine Months Ended                    Nine Months Ended
                                             September 30, 2004                  September 30, 2003
                                     -----------------------------------   ----------------------------------             %
                                         Amount               % of             Amount               % of               Increase
                                      (thousands)           Revenues        (thousands)           Revenues            (Decrease)
                                      -----------           --------        -----------           --------            ----------
Revenue:
   AmeriHost Inn hotel operations    $    26,790             53.2%         $   31,292              55.8%               (14.4%)
   Development and construction            1,890              3.8%              2,478               4.4%               (23.7%)
   Hotel sales                            18,386             36.5%             19,074              34.0%                (3.6%)
   Management services                       301               .6%                353               0.6%               (14.8%)
   Employee leasing                        1,505              3.0%              1,665               3.0%                (9.5%)
   Incentive and royalty sharing             977              1.9%                695               1.2%                40.6%
   Office building rental                    525              1.0%                537               1.0%                (2.3%)
                                     -----------            -----          ----------             -----                -----
                                          50,374            100.0%             56,094             100.0%               (10.2%)
                                     -----------            -----          ----------             -----                -----

                                             Nine Months Ended                   Nine Months Ended
                                           September 30, 2004                    September 30, 2003
                                     -------------------------------        ----------------------------               %
                                         Amount               % of             Amount             % of              Increase
                                      (thousands)           Revenues        (thousands)         Revenues           (Decrease)
                                      -----------           --------        -----------         --------           ----------
Operating costs and expenses:
   AmeriHost Inn hotel operations        20,750               41.2%          23,595               42.2%              (12.1%)
   Development and construction           2,791                5.5%           2,728                4.8%                2.3%
   Hotel sales                           15,580               30.9%          15,638               27.9%               (0.4%)
   Management services                      163                 .3%             206                0.4%              (20.5%)
   Employee leasing                       1,428                2.8%           1,612                2.8%              (11.5%)
   Office building rental                   121                 .3%             142                0.2%              (14.8%)
                                       --------               ----           ------               ----               -----
                                         40,833               81.1%          43,921               78.3%               (7.0%)
                                       --------               ----           ------               ----               -----

   Depreciation and amortization          1,585                3.1%           2,540                4.5 %             (37.6%)
   Leasehold rents - hotels               3,567                7.1%           3,649                6.5 %              (2.3%)
   Corporate general & administrative     2,751                5.5%           1,490                2.7 %              84.7%
   Impairment provision                     881                1.7%           4,808                8.6 %             (81.7%)
                                       --------               ----           ------               ----               -----
Operating income (loss)                $    757                1.5%          $ (314)              (0.6)%             340.8%
                                       ========               ====           ======               ====               =====

Segment Data:

                                             Nine Months Ended                   Nine Months Ended
                                           September 30, 2004                    September 30, 2003
                                     -------------------------------        ----------------------------               %
                                         Amount               % of             Amount             % of              Increase
                                      (thousands)           Revenues        (thousands)         Revenues           (Decrease)
                                      -----------           --------        -----------         --------           ----------
Operating Income (Loss) by Segment:
   AmeriHost Inn hotel operations      $ 1,086                2.1%           $ 1,721             3.0%               (36.5%)
   Non-cash impairment provision          (881)              (1.7%)           (4,807)           (8.5%)               81.7%
   Development and construction           (906)              (1.8%)             (253)           (0.5%)             (258.9%)
   Hotel sales                           2,806               15.3%             3,437             6.1%               (18.3%)
   Management services                     108                0.2%               113             0.2%                (4.5%)
   Employee leasing                         77                0.2%                51             0.1%                52.1%
   Incentive and royalty sharing           976                1.9%               695             1.2%                40.6%
   Office building rental                  284                0.6%               273             0.5%                 4.0%
   Corporate general & administrative   (2,793)              (5.5%)           (1,544)           (2.7%)              (81.0%)
                                       -------               ----            -------            ----                -----
Operating income (loss)                $   757                1.5%           $  (314)           (0.6%)              340.8%
                                       =======               ====            =======            ====                =====

                                                              Nine Months Ended         Nine Months Ended
                                                              September 30, 2004        September 30, 2003
                                                           ---------------------        -------------------
Operating Income (Loss) as a percentage of segment
revenue:
   AmeriHost Inn hotel operations                                  4.1%                      5.5%
   Non-cash impairment provision                                   N/A                       N/A
   Development and construction                                  (47.9%)                   (10.2%)
   Hotel sales                                                    15.3%                     18.0%
   Management services                                            35.9%                     32.0%
   Employee leasing                                                5.1%                      3.1%
   Incentive and royalty sharing                                 100.0%                    100.0%
   Office building rental                                         54.1%                     51.0%
   Corporate general & administrative                              N/A                       N/A
                                                                 -----                      ----
Total operating income (loss)                                     1.5 %                     (0.6%)
                                                                 =====                      ====

REVENUES. Revenues from Consolidated AmeriHost Inn hotels decreased due to the sale of Consolidated AmeriHost Inn hotels from January 1, 2003 through September 30, 2004, whereby the operations of these hotels were included in our hotel operations segment during all or part of the first nine months of 2003; however such hotels were not included during all or part of the first nine months of 2004. The decrease in revenues from Consolidated AmeriHost Inn hotels was partially offset by a 1.1% increase in same room revenues for the Consolidated AmeriHost Inn hotels, during the nine months ended September 30, 2004. On a macro basis, our hotel revenues typically follow the general U.S. economic trends. However, the current economic recovery has lagged in the Midwestern U.S., which is where the Company's hotels are primarily located. Our hotels are also affected by local market conditions and trends, including increased competition from newly constructed hotels. We believe that as the total number of AmeriHost Inn hotels in the brand increases, the greater the benefits will be at all AmeriHost locations from marketplace recognition and repeat business. Our new business plan will primarily focus on building new hotels in larger, growing markets where many of our competitors already exist or where we anticipate a certain level of additional hotel development.

Hotel development and construction revenues are directly related to the number of hotels being developed and constructed for minority-owned entities or unrelated third parties, and the timing of the construction period. We completed the construction of one hotel for a minority-owned entity in April of 2004, which had begun construction in the third quarter of 2003, and initiated construction of a new hotel in September 2004 for a joint venture in which we are a minority partner. One other minority-owned hotel was also completed in the second quarter of 2003. The revenue recognized by the Company was based on the construction progress achieved on each project during these periods.

Hotel sales revenue decreased as a result of the sales of eight wholly owned AmeriHost Inn hotels during the first nine months of 2004, at an aggregate price that was less than the sale of six wholly owned AmeriHost Inn hotels during the first nine months of 2003. The sale of the eight wholly owned AmeriHost Inn hotels in the first nine months of 2004 generated net hotel revenues of approximately $18.4 million compared to $19.1 million from the sale of the six hotels in the first nine months of 2003. We intend to continue to build and sell AmeriHost Inn hotels in order to generate increased fees under the agreement with Cendant while enhancing our operating results and cash flow.

Hotel management services revenue decreased, due primarily to the sale of one hotel by a joint venture during the first nine months of 2004, which had a management contract with the Company, the 2004 first quarter transfer of the hotel management responsibilities for a joint venture from the Company to an affiliate of the joint venture partner, and the acquisition of a joint venture hotel under a management contract in 2003.

Employee leasing revenue decreased, due primarily to the lesser number of hotels under leasing contracts during the nine months ended September 30, 2004 versus the same period in 2003. Incentive and royalty sharing revenue increased as a result of the sale of additional AmeriHost Inn hotels and the increase in the number of non-Company owned AmeriHost Inn hotels franchised with Cendant. Approximately $695,000 and $471,000 was recognized during the first nine months of 2004 and 2003, respectively, from the amortization of development incentive fees. We also recorded approximately $282,000 and $224,000 in royalty sharing revenue during the nine months ended September 30, 2004 and 2003, respectively. We received approximately $1.6 million in development incentive fees related to AmeriHost Inn hotel sales during both the nine months ended September 30, 2004 and the same period in 2003.

Office building rental revenue consisting of leasing activities from our office building, decreased due to the termination of the lease with one tenant, partially offset by annual increases as stipulated in the various lease agreements with the remaining tenants, and the leasing of additional office space during 2003. We occupy approximately 27% of the rentable square feet, as reduced in 2003 as part of a restructuring. Approximately 50% of the space is leased to unrelated third parties pursuant to long-term lease agreements, and we are working with a national commercial real estate broker who is very active in leasing office space in the Chicago Metropolitan area to assist us in leasing the rest of the available space. During the first nine months of 2004, we have not leased any of the additional available space.

OPERATING COSTS AND EXPENSES. Total operating costs and expenses decreased, primarily due to a decrease in operating costs and expenses from the Consolidated AmeriHost Inn hotels. A decrease in the total amount of operating costs in the hotel operations segment was due primarily to the fewer number of AmeriHost Inn hotels included in this segment -- 40 hotels at September 30, 2004, as compared to 51 hotels at September 30, 2003. Operating costs and expenses as a percentage of revenues for the consolidated AmeriHost Inn hotels increased due primarily to increases in certain costs during the first nine months of 2004, including salaries and wages, sales and marketing, energy and maintenance costs, partially offset by decreases in general insurance.

Operating costs and expenses for the hotel development and construction segment increased slightly due to business development personnel additions, and the recording of a reserve in the third quarter of 2004 of approximately $175,000 for construction work to repair water damage at a hotel, offset by lower expenses associated with the difference in the development activity of the joint ventures under construction in the first nine months of 2004, versus the same period in 2003. The personnel additions are the result of the Company's strategic business plan to accelerate the pace of new hotel development and the additional support needed to execute the plan of hotel disposition. With respect to the water damage, an insurance claim has been filed with the outside sub-contractor's insurance company, however we have reserved 100% of the claim costs expended to repair the water damage. Operating costs and expenses for the hotel development and construction segment decreased as a result of the decrease in hotel development activity for the first nine months of 2004, compared to 2003.

Hotel sales operating expenses decreased slightly as a result of the lower aggregate net depreciated cost basis related to the sales of eight wholly owned AmeriHost Inn hotels during the first nine months of 2004, versus the net depreciated cost basis of the six wholly owned AmeriHost Inn hotels sold during the first nine months of 2003. The net depreciated cost basis is expensed upon consummation of the sale.

Hotel management services segment operating costs and expenses decreased primarily due to a lower number of hotels under management contracts during the first nine months of 2004, versus the same period in 2003, and a focused effort to reduce costs and the restructuring beginning in the third quarter of 2003, partially offset by the expansion of sales and marketing activity designed to increase hotel revenues.

Employee leasing operating costs and expenses decreased due to the lesser number of hotels under leasing arrangements for the nine months ended September 30, 2004, versus the same period in 2003.

Office building rental operating costs and expenses consisted primarily of expenses related to the operations and management of our office building. The decrease in operating expenses from the first nine months of 2003 to 2004 was due primarily to a change in the allocation of certain of the office building costs among the other operating segments. The new allocation method was adopted based on an internal review to more accurately reflect the segment occupancy expense.

Depreciation and amortization expense decreased, primarily due to the classification of certain assets as "held for sale," which properties were not depreciated beginning in July 2003, the date of this determination, in accordance with the relevant accounting literature, and the sale of consolidated AmeriHost Inn hotels during the last fifteen months. Consequently, the hotels classified as "held for sale" were depreciated for the first six months of 2003, if open, and not the first nine months of 2004.

Leasehold rents - hotels decreased slightly during the first nine months of 2004 compared to the first nine months of 2003, due to the purchase of one leased AmeriHost Inn hotel and the termination of another non-AmeriHost Inn hotel lease upon its expiration during the third quarter of 2003, and the August 2004 sale of a leased AmeriHost Inn hotel, partially offset by annual rent increases pursuant to the lease agreements. The lease agreements for 20 AmeriHost Inn hotels were modified effective October 1, 2004. See "Executive Overview - hotel and corporate level financing" above for a detailed description of the modifications.

Corporate general and administrative expense increased due primarily to increases in professional fees, corporate finance staff, directors and officers liability insurance, and non-cash director expenses in the form of restricted stock. Professional fees include legal services, analytical and financial consulting services incurred in connection with our ongoing discussions with PMC and the related lease restructuring as well as investment banking services. As previously disclosed in prior SEC filings, we hired a Vice President of Finance in December 2003 to assist us in all aspects of corporate accounting and financial analysis, in addition to some incremental support in the area of new development and corporate financing. Director expenses include director fees, which were revised during the first quarter of 2003 to be competitive with other public companies of a similar size, including non-cash compensation in the form of restricted common stock. Of the $1,261,000 increase in general and administrative expenses during the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, approximately $729,000 is related to specific projects which are expected to be non-recurring in nature.

The hotel impairment provision was recorded primarily in connection with our plan for the disposition of certain hotel assets, as adopted in July 2003 that we have marketed for sale as discussed above. Approximately $617,000 of the impairment adjustments recorded during the first nine months of 2004 represents additional adjustments for certain AmeriHost Inn hotel assets to decrease the carrying value of the assets to the anticipated market value, net of closing costs, based on our most recent analysis and market information. Approximately $188,000 of the 2004 impairment relates to a reduction in the carrying value of a land parcel to its estimated fair market value as the land was marketed for sale. This parcel was initially purchased as the site for a future hotel, however the current local market economics do not support sufficient demand for hotel rooms. Additionally, $76,000 of impairment relates to a joint venture owning a non-AmeriHost Inn hotel, in which the Company has a 50% ownership interest. Subsequent to September 30, 2004, the Company sold its ownership interest in this joint venture. The Company recorded $76,000 in impairment charges in connection with this sale, reducing the carrying value of this investment to the net sales price.

OPERATING INCOME BY SEGMENT. The following discussion of operating income by segment excludes any corporate general and administrative expense and the non-cash hotel impairment charges.

Operating loss from consolidated AmeriHost Inn hotels improved slightly, due primarily to:

      - the sale of consolidated AmeriHost Inn hotels during the past 15 months which operated with an operating loss;

      - the decrease in depreciation expense due to the implementation of the plan for hotel disposition; and

      -     the decrease of certain expenses, including general insurance.

These factors were partially offset by:

      - the sale of consolidated AmeriHost Inn hotels during the past 15 months which operated with operating income; and

      - the increase of certain expenses, including salaries and wages, sales and marketing, maintenance, and energy.

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

The hotel development and construction segment incurred a greater operating loss during the first nine months of 2004, versus 2003, due to the decrease in hotel development and construction activity for minority-owned joint ventures during 2004, compared with 2003, and an increase in operating expenses. Operating costs and expenses increased due to the addition of business development personnel in connection with our strategic business plan to accelerate the pace of hotel development in larger markets, and the recording of a reserve in the third quarter of 2004 of approximately $175,000 for construction work to repair water damage at a hotel.

Operating income from hotel sales decreased due to the sale of eight AmeriHost Inn hotels at a greater total profit during the first nine months of 2004, versus the sale of six AmeriHost Inn hotels during the first nine months of 2003.

The decrease in hotel management services segment operating income during the first nine months of 2004 was due primarily to an increase in sales and marketing expenses as a result of a focused effort to increase hotel revenues.

Employee leasing operating income increased, due primarily to lower operating expenses. Office building rental operating income increased, attributable to the change in allocation of expenses among our other business segments.

INTEREST EXPENSE. The decrease in interest expense during the nine months ended September 30, 2004 compared to nine months ended September 30, 2003 was attributable to the reduction in our overall level of debt as a result primarily of (i) the sale of consolidated hotels and the use of proceeds to payoff the related mortgage debt and a portion of our operating line-of-credit, and (ii) interest rate reductions on floating rate debt, partially offset by the mortgage financing of newly constructed or acquired consolidated hotels, and a higher interest rate on our operating line-of-credit. Interest expense does not include interest incurred on hotels under development and construction. We capitalize interest expense incurred during the pre-opening construction period of a consolidated hotel project, as part of the total development cost. The amount capitalized includes both interest charges from a direct construction loan, plus interest computed at our incremental borrowing rate on the total costs incurred to date in excess of the construction loan funding.

GAIN ON SALE OF ASSETS. Approximately $283,000 was recognized during the first nine months of 2004 versus a gain of $400,000 during the same period in 2003. The 2004 gain is primarily the result of the third quarter proceeds received from the sale of a land parcel owned by the Company. The $400,000 gain recorded in 2003 represents the final installment received in the third quarter in connection with the Company's sale of the AmeriHost Inn brand name to Cendant in 2000. As part of our strategy to focus primarily on the development and sale of new AmeriHost Inn hotels, we intend to sell all our owned, non-AmeriHost Inn hotels. There were two consolidated non-AmeriHost Inn hotels sold during the first nine months of 2004, as well as the first nine months of 2003. Any gain or loss on the sale of these hotels is reported as "equity in income (loss) of affiliates," for unconsolidated joint ventures, or as "discontinued operations," for consolidated non-AmeriHost Inn hotels, in the period in which the sale is consummated.

CHANGE IN EQUITY OF AFFILIATES. The change in equity of affiliates during the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, was primarily attributable to the 2004 second quarter sale of a non-AmeriHost unconsolidated hotel which had significant operating losses in the third quarter of 2003 and improved operating results of the hotels owned by the unconsolidated joint ventures. Distributions from affiliates were approximately $100,000 during the nine months ended September 30, 2004, compared to approximately $10,000 during the nine months ended September 30, 2003.

DISCONTINUED OPERATIONS. Discontinued operations includes the operations, net of tax, of consolidated non-AmeriHost Inn hotels sold, or to be sold pursuant to the plan for hotel dispositions, or leased with an accelerated termination date. These non-AmeriHost Inn hotels are expected to be disposed of during the next twelve months. Discontinued operations for the nine months ended September 30, 2004 includes five hotels, compared to eight hotels during the nine months ended September 30, 2003. In addition, discontinued operations includes approximately $943,000 and $893,000 during the nine months ended September 30, 2004 and 2003, respectively, in non-cash impairment charges pursuant to the plan of disposition. The impairment amount included in 2004 relates primarily to one hotel, which is over 25 years old with exterior corridors and will require a significant amount of capital expenditures over the next few years if not sold. Furthermore, as a result of a change in brand affiliation and the addition of newer hotels in its local market, the operating performance has declined. These factors have had a negative impact on the value of the hotel, resulting in the impairment charge. In addition, the hotel lease for a non-AmeriHost Inn hotel was amended, which accelerated the termination date from 2010 to 2005, or earlier. As a result, the depreciation of the leasehold improvements and furniture, fixtures and equipment at this hotel was accelerated beginning January 1, 2004 to reflect the revised termination date. Approximately $647,000 was recorded as incremental depreciation during the first nine months of 2004 from the lease amendment. Additionally, a $100,000 franchise termination fee was accrued in the third quarter of 2004 for this hotel based upon based upon our assessment that the hotel would not retain its current affiliation and the company would be responsible for a franchise termination fee to Cendant, the franchisor. Exclusive of the impairment charges, the incremental depreciation, and any franchise termination fee, the pretax loss from the operations of the hotels included in "discontinued operations" improved significantly, from a loss of approximately $1.9 million during the nine months ended September 30, 2003 to a loss of approximately $243,000 during the nine months ended September 30, 2004. This improvement was the result primarily of the disposition of three non-AmeriHost Inn hotels, each of which operated at a pretax loss during the nine months ended September 30, 2003 as well as improved operating results for the five non-AmeriHost Inn hotels included in discontinued operations during the nine months ended September 30, 2004.

OFF-BALANCE SHEET ARRANGEMENTS. Through wholly-owned subsidiaries, we are a general partner or managing member in 14 hotel joint ventures as of September 30, 2004. As a general partner, we are secondarily liable for the obligations and liabilities of these joint venture partnerships. As of September 30, 2004, these joint ventures had $26.8 million outstanding under mortgage loan agreements, compared to $26.7 million for joint ventures as of December 31, 2003. Approximately $4.7 million of this amount has been included in our consolidated financial statements as of September 30, 2004, reflecting the debt owed by joint ventures in which we have a majority or controlling ownership interest, leaving approximately $22.1 million in off-balance sheet mortgage debt owed by unconsolidated joint ventures. If we subsequently obtain a majority or controlling ownership interest in a joint venture, or if we conclude that a joint venture meets the provisions of FIN 46R as outlined below, the joint venture's debt will be included in our consolidated financial statements. Of this $22.1 million of financing, we also have provided approximately $17.1 million in guarantees to the lenders. Other partners have also guaranteed $13.8 million of these financings, which may ultimately impact the exposure on our guarantees. One unconsolidated joint venture mortgage loan in the amount of approximately $1.7 million at September 30, 2004 matured on November 1, 2004, however the lender has extended this maturity date for a one year period. Unless the properties collateralizing the debt are sold, the remaining unconsolidated joint venture mortgage loans mature after 2005. [See also "Liquidity and Capital Resources" below.] In connection with our plan to increase hotel development through joint ventures, we anticipate that the total off-balance sheet mortgage debt on joint ventures in which we have an ownership interest, will increase. The level of guarantees we provide on this debt may also increase accordingly, however this will be determined on a project by project basis, and provided only if deemed appropriate.

From time to time, we advance funds to these joint ventures for working capital and renovation projects. The advances bear interest at rates ranging from prime to 10% per annum and are due upon demand. Interest is accrued in all loans, and paid to us periodically. The advances totaled $1.5 million at September 30, 2004, and are included in investments in and advances to unconsolidated hotel joint ventures in our consolidated financial statements. We expect the joint ventures to repay these advances primarily from the sale of the related hotels, and cash flow generated from hotel operations, however there is no guarantee that we will recover the entire amount outstanding.

During the first quarter of 2004, a joint venture owning a non-AmeriHost Inn hotel, in which we have a 50% ownership interest, amended its partnership agreement. The amendment (i) provided for all future capital calls to be funded by the other partner, with no funding obligation to us and without dilution of our ownership interest, (ii) clarified our first priority distributions upon the sale of the hotel, (iii) mandated that the hotel be marketed for sale, and (iv) transferred the hotel management responsibilities to an affiliate of our joint venture partner. In November 2004, we sold our ownership interest in this joint venture for approximately $1.3 million.

During 2004, the Company and a partner in three hotel joint ventures entered into an agreement to pursue the sale of the hotels. The joint ventures are owned 25% by the Company and 75% by the joint venture partner. The sale of the hotels requires the approval of both partners. The agreement provides that upon the sale of one of the hotels, the joint venture partner would receive a minimum amount from the net proceeds, with any deficiency funded by the Company. This hotel is currently under contract for sale, and based on the anticipated sale price, the joint venture partner's share of the net distributable proceeds upon the sale of this hotel as computed in accordance with the original joint venture agreement would be in excess of the minimum amount. However, depending upon the order in which the hotels are sold, certain disproportionate distributions may be made to the joint venture partner upon the sale of a hotel, with an offsetting reduction in distributions to the joint venture partner upon the sale of the remaining hotel(s). Upon the sale of all three hotels, total distributions to the Company and to the joint venture partner are expected to be substantially the same as under the original joint venture agreements. Based upon the initial analysis, the Company expects that two of these joint ventures will be considered variable interest entities in accordance with FIN 46R, and will be consolidated in the Company's financial statements upon adoption of FIN 46R. The Company is required to adopt FIN 46R for interim periods ending after December 15, 2004. The consolidation of the two joint ventures is expected to add $3.6 million in assets and $3.5 million in liabilities to the consolidated financial statements as of December 31, 2004. The value of the guarantee computed was nominal. For a further description of FIN46R, see Note 15 to the consolidated financial statements set forth herein. As of September 30, 2004, we had investments in, and advances to, these joint ventures of approximately $124,000, which was presented as such under the equity method of accounting in our consolidated financial statements. Based on our assessment, all of our other unconsolidated investments will continue to be accounted for under the equity method.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal liquidity needs for the next twelve months are to:

      -     fund normal recurring expenses;

      - meet debt service requirements including the repayment or refinancing of approximately $1.9 million of hotel mortgage indebtedness that matures within the twelve month period;

      - meet the obligations under our operating line-of-credit, which matures in April 2005;

      - meet lease payment obligations of approximately $4.2 million, primarily to PMC Commercial Trust;

      - fund capital expenditures, primarily hotel and office building improvements of approximately $1.5 million to $2.1 million on an annual basis, based on our current portfolio.

To the extent available, we also need funds for the following growth activities:

      -     fund equity contributions on joint venture development projects; and

      - for wholly-owned hotel development projects, if any, fund development costs not covered under construction loans.

In August 2004, we facilitated the sale of a hotel owned by PMC to a third party, as the final hotel pursuant to the January 2001 amendment, thereby avoiding any rent increase. We have no further obligation under the January 2001 amendment. Upon the sale of this hotel, the individual hotel lease was terminated, and PMC received the sale proceeds, net of closing costs. Since the total proceeds to PMC were less than the specified value contained in the original lease, the shortfall became our obligation and was evidenced by a promissory note to PMC bearing interest at the rate of 8.5% on an annual basis, due May 1, 2005. This obligation was reduced by the payment of a termination fee in October 2004 and the application of the remaining balance in the lease deposit escrow account pursuant to the third amendment effective October 1, 2004.

The third amendment fixed the rent payments at 8.5% of the original specified values, and provides for the sale of the hotels over a four year period. The annual rent payment was reduced to approximately $4.1 million for the 20 existing hotels, subject to the hotel sale provisions, or a reduction of approximately $1.0 million annually. Together with the hotel sale provision, these modifications are anticipated to reduce the former aggregate lease payment obligation through 2014 of approximately $47.2 million to an estimated aggregate new obligation of $10.0 to $12.0 million, depending upon the timing of the hotel sales, plus a promissory note payable by us to PMC (the "Proceeds Deficit Note"). The Proceeds Deficit Note will increase (or decrease), on a cumulative basis as the hotels are sold, for a shortfall (or excess) computed as the difference between a leased hotel's net sale price and its original assigned value. A portion of the Proceeds Deficit Note is to be repaid to PMC within 45 days of each hotel sale, based on the hotel's most recent annual revenues, with the remaining amount to be repaid to PMC over a term of up to seven years. Based on our current estimates of fair market value of the 20 leased hotels, we estimate the aggregate net shortfall payable to PMC will be in the range of $8.0 to $9.5 million which we expect to be partially offset by fees we receive from Cendant as described below. We must facilitate the sale of the hotels generally at a pace of five hotels per year measured on a cumulative basis, and at prices approved by PMC. If the sales schedule is not met, the lease rate will revert to the original lease contractual rate, or a higher lease default rate in certain circumstances, until the number of hotels sold becomes compliant with the sale schedule.

As these hotels are sold to buyers who maintain their AmeriHost Inn franchise affiliation, as required under the modification, we expect to receive the one-time development incentive fees from Cendant. Total development incentive fees from the sale of the 20 leased hotels is estimated to be approximately $3.0 to $4.0 million. We anticipate that these fees will be utilized to fund the required cash payment due PMC under the Proceeds Deficit Note. As a result, the Proceeds Deficit Note balance through the sale of all 20 leased hotels and the application of these payments, is anticipated to be approximately $4.0 to $6.5 million, subject to mandatory principal payments as discussed below. In addition to the development incentive fees, the sale of these hotels would be expected to generate future annual royalty fee sharing payments to us through the Cendant agreement.

The Deficit Proceeds Note will bear interest at the rate of 8.5 percent per annum, payable on a monthly basis, with a maximum outstanding principal balance of $4.0 million. If at any time the principal balance exceeds $4.0 million, such excess is payable immediately to PMC. In addition, if our net worth exceeds a certain stipulated amount, as adjusted, we may be obligated to make a principal payment on the Proceeds Deficit Note, or be subject to a greater interest rate on the outstanding principal balance. Otherwise, scheduled principal payments on the promissory note begin the earlier of the date the last hotel is sold or October 1, 2008, with the total principal balance outstanding at that time to be repaid ratably over the following three years.

We expect to fund these liquidity needs and obligations using cash flows generated by operations, particularly from hotel sales, and by financing activities. Hotel revenue, hotel development fees, proceeds from the sale of hotels, including fees received from Cendant, and other income from operations are our principal sources of cash flow used to pay the hotel and corporate operating expenses and obligations mentioned above. We also have a corporate line-of-credit, however, the availability under this facility is decreasing from its current maximum of $4.0 million to $3.5 million by the end of February 2005. As of September 30, 2004 the line-of-credit had an outstanding balance of $1.75 million. We are assessing alternative sources of debt and equity financing, including longer-term alternatives to our corporate line-of-credit, however, there can be no assurance that we will obtain any such debt or equity financing on acceptable terms, if any.

The net cash flow from the operations of many of our hotels has been insufficient to support their related mortgage debt payments, or lease payments, primarily to PMC (even with the reduced rate under the modification), as well as necessary and ongoing capital expenditures. In addition, our hotel development activity for joint ventures has also decreased over the past two years, with only one joint venture project completed in 2003 and one joint venture project completed thus far in 2004. As a result, the cash flow from all of our business segments, with the largest amount funded by the sale of hotel properties, has been utilized to maintain liquidity and meet the line-of-credit availability reductions. A smaller amount has been used for investment in new hotel development.

We believe that during the next twelve months, in order to maintain our liquidity, it is critical for us to continue to sell hotel properties. In addition, we seek to increase income from our existing hotel properties by focusing on new revenue enhancement opportunities, and aggressive cost controls. For the first nine months of 2004, we achieved an increase in same room hotel operations revenue, primarily the result of higher average daily room rates, with occupancy decreasing slightly. However, these increases were offset by higher operating costs, primarily in the areas of salaries and wages, sales and marketing, and utility costs. If the current economic recovery continues, including the Midwestern U.S. economy where the recovery has lagged and where our hotels are primarily located, and we are successful in controlling costs, we anticipate that our hotel operating margins will improve. However, even with continued moderate increases in hotel revenues, we anticipate that the net cash flow from the operation of many of our hotels will still be insufficient to support their financing costs and ongoing capital expenditures. We have also focused on reducing our financing costs, including the reduction in our current hotel lease payments for a non-AmeriHost Inn hotel, and for the 20 hotels leased from PMC pursuant to the modification discussed above.

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

      - revenue from all our operating segments, including hotel development and sales of real estate;

      -     joint ventures;

      -     issuances of additional common stock and/or other equity securities;
            and

      -     our revolving line of credit.

In addition to meeting our normal operational and growth oriented liquidity needs, other contingencies may also have a significant impact on us, including the impact of seasonality on our hotel operations and hotels sales, and the inability to pay off mortgage loans when maturing. See "Risk Factors" below and in our Report on Form 10-K for the year ended December 31, 2003.

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

We believe our revenues, together with proceeds from financing activities, will continue to provide the necessary funds for our short-term liquidity needs. However, material changes in these factors, including factors that could inhibit our ability to sell hotels under acceptable terms and within certain time frames, or ability to secure new hotel level or corporate level debt, or joint venture equity, may adversely affect net cash flows. Such changes, in turn, would adversely affect our ability to fund debt service, lease obligations, capital expenditures, and other liquidity needs. In addition, a material adverse change in our cash provided by operations may affect the financial performance covenants under our line of credit and certain mortgage notes.

Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in "Item 1 - Financial Statements."

Cash and cash equivalents were approximately $3.3 million and $3.6 million at September 30, 2004 and December 31, 2003, respectively, or a decrease of approximately $0.3 million. The decrease was a result of the following increases and decreases in cash flows:

                                                          Nine months ended September 30,
                                                                  (in thousands)
                                                       -----------------------------------------
                                                                                    Increase
                                                         2004         2003         (Decrease)
                                                       --------     --------     ---------------
Net cash provided by operating activities              $ 18,016     $ 17,881         $    135

Net cash provided by (used in) investing activities       2,942       (6,432)           9,374

Net cash used in financing activities                   (21,278)     (11,339)          (9,939)
                                                       --------     --------         --------

Increase (decrease) in cash                            $   (320)    $    110         $   (430)
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

We have implemented a number of initiatives to increase revenue at our hotels, including Internet and local marketing programs. In addition, we have implemented cost control initiatives, especially in the areas of labor, insurance, utilities, and maintenance, which are the areas that have increased significantly over the past few years. We have started to implement energy control systems at several hotels and anticipate expanding this program. In addition, we initiated a new property and casualty insurance program in the fourth quarter of 2003, which has resulted in significant decreases in this cost. Effective October 1, 2004, we have modified our lease agreement with PMC providing for improved cash flow through a permanent reduction in the monthly lease payment. (For a more detailed description of the PMC modification, see "Executive Overview" above).

Sale of hotels

We typically receive an earnest money deposit from the buyer of a hotel when a sales contract is executed. The remaining proceeds from the sale of hotel assets are received at the time of closing. However, in certain instances, we have provided seller financing in the form of a note to the buyer with specified interest and repayment terms.

During the first nine months of 2004, net proceeds from the sale of ten wholly owned hotels, after the payoff of the related mortgage debt was $4.7 million. We intend to continue to sell hotels, as discussed above under "Hotel Disposition Plan and Restructuring." However, there can be no assurance that we will be able to sell hotel assets under terms acceptable to us, and the timing and estimated proceeds from any such sales could differ materially from that anticipated.

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

As of the date of this filing, we expect to realize net cash proceeds of approximately $2.3 to $2.9 million from the sale of the remaining hotels in our strategic plan for hotel disposition, after the payoff of the related mortgage debt, and exclusive of any Cendant fees. Three hotels are currently under contract for sale, which are expected to be consummated within the next six months. Under the terms of the contracts, these anticipated sales are expected to generate approximately $6.9 million in gross proceeds and the reduction of mortgage debt of approximately $3.1 million. However, there can be no assurance that these hotel sales will be consummated as anticipated. Any forecasted amounts from these sales could differ from the final amounts included in the Company's quarterly and annual financial statements when issued. These amounts do not include the sale of any other hotels that may be consummated, in addition to those hotels that were specifically identified as part of the strategic plan for hotel disposition.

Hotel development

Fees from development, construction and renovation projects are typically received within 15 to 45 days from billing. Due to the procedures in place for processing our construction draws, we typically do not pay our contractors until we receive our draw from the equity or lending source.

Developing hotels for joint ventures in which we have an ownership interest, and third parties, has historically provided stronger returns and cash flow, compared to the longer term returns from developing and operating hotels for our own account. In addition, our equity contribution is much less for a joint venture development project, as most of the cash equity is contributed by our partners. However, many of the same factors affecting hotel operations, as discussed above, have also had an impact on our ability to develop hotels for third parties and for joint ventures, and as a result, this development activity has declined from 2001 to 2004. Our business plan is focused on expanding hotel development for joint ventures beginning in 2004, accelerating further in 2005 and beyond. An improving economy and increasing demand for hotel lodging will assist us in achieving our hotel development objectives. We currently have one site under construction and several sites in the pre-construction development phase, to be utilized for joint venture projects. For two hotel projects, including the project under construction, we have secured the land, received initial equity contributions from our joint venture partners, and have a mortgage loan commitment for the remaining development cost. We also have five other land parcels under contract to purchase, where we are completing our due diligence on these sites prior to acquisition, and are negotiating purchase contracts for additional sites, to be used for hotel development projects. We anticipate that our joint venture partners will fund the majority of the equity contribution required for these projects. Our goal is to significantly increase this activity in the future, provided that we can find acceptable sites to locate the hotels, find acceptable joint venture partners with sufficient equity, maintain sufficient liquidity to make our share of capital contributions, as needed, and that the joint venture can obtain the necessary mortgage debt financing on acceptable terms.

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

We received approximately $1.6 million from AmeriHost Inn hotels sold during both the nine months ended September 30, 2004 and the nine months ended September 30, 2003, in development incentive fees. These fees may be refundable to Cendant if the buyer of our AmeriHost Inn hotel defaults under their franchise agreement with Cendant during the first 76 months. However, any such amounts due would be reduced by a portion of any damages recovered by Cendant and would only be paid by us as an offset against future fees earned. To date, there have been no defaults, and we have not had to repay any incentive fees.

We recognized royalty sharing fees revenue from Cendant in the amount of approximately $282,000 in the first nine months of 2004, compared to approximately $224,000 during the first nine months of 2003, which is based on the royalty fees Cendant receives for all non-Arlington Hospitality AmeriHost Inn hotels in their franchise system. We will receive royalty sharing payments through 2025 under the terms of the agreement with Cendant, including fees from AmeriHost Inn hotels that are not developed or operated by us. While we expect this cash flow to increase as the AmeriHost Inn brand is expanded, there can be no assurance that Cendant will be able to sell additional AmeriHost Inn franchises, or that we will be able to sell existing or newly developed AmeriHost Inn hotels to third party operators.

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

Cash provided (used) in investing activities

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

Cash provided (used) in investing activities for the nine months ended September 30, 2004 and 2003, consisted of the following:

                                                                      (in thousands)
                                                                     2004        2003
                                                                    -------     -------
Investments in unconsolidated joint ventures, net of
       distributions and collections on advances from affiliates    $   110     $  (571)
Purchase of property and equipment                                     (750)     (6,312)
Issuance of notes receivable, net of collections                         98        (136)
Proceeds from sale of assets                                          3,484       1,363
 Acquisition of partnership interest                                      -        (777)
                                                                    -------     -------
  Total                                                             $ 2,942     $(6,433)
                                                                    =======     =======

The purchase of property and equipment includes all ongoing capital expenditures as well as approximately $3.9 million for construction, furniture and fixtures costs incurred in the first nine months of 2003 for three new hotel projects, which opened in 2003. We were not constructing any hotels for the Company's own account during the first nine months of 2004. We expect these costs to be lower than historically, as we focus on new development for joint ventures and others.

From time to time, we advance funds to these joint ventures for working capital and renovation projects. During the first nine months of 2004, we collected approximately $591,000 from joint ventures in which we are a partner, net of advances, including the repayment of advances as a result of the sale of one hotel. Advances to joint ventures were initially made for working capital purposes. We expect the joint ventures to repay the outstanding advances primarily through the sale of the hotel, and cash flow generated from hotel operations, however in certain cases, we may not realize the entire amounts advanced. We anticipate that these advances will be repaid to us prior to any distributions to our partners. In 2004, we expect to continue advancing funds to certain joint ventures for working capital purposes. If we do not continue to support these joint ventures for working capital needs and debt service, it may create defaults under their mortgage agreements, which in most cases have been guaranteed by us.

In addition, during the first nine months of 2004, we invested approximately $701,000 in new and existing joint ventures, and received approximately $100,000 in distributions from joint ventures.

Proceeds from the sale of assets for the first nine months of 2004 primarily represents the proceeds from the sale of two non-AmeriHost Inn hotels and a vacant land parcel. Proceeds from the first nine months of 2003 represent the sale of one non-AmeriHost Inn hotel and the final $400,000 installment payment received from in connection with the Company's sale of the AmeriHost brand to Cendant in 2000.

  Cash used in financing activities

Cash used in financing activities was $21.3 million during the nine months ended September 30, 2004, compared to $11.3 million during the nine months ended September 30, 2003, summarized as follows:

                                                                     (in thousands)
                                                                    2004         2003
                                                                  --------     ---------
Principal Payments on long-term debt                              $(19,110)    $(14,104)
Net repayments on operating line of credit                          (2,100)      (4,134)
Common stock repurchases                                                 -         (123)
Distributions to minority interests                                   (248)         (90)

The cash used in financing activities was partially offset by:
      Proceeds from issuance of long-term debt                           -        6,888
      Issuance of common stock                                         180          224
                                                                  --------     --------

Total                                                             $(21,278)    $(11,339)
                                                                  ========     ========

Principal payments on long-term debt include the payoffs of mortgages upon the sale of hotel properties of approximately $16.9 million during the first nine months of 2004, and $11.3 million during the first nine months of 2003. We paid off 10 hotel mortgages in 2003, and 10 additional hotel mortgages in the first nine months of 2004. Proceeds from the issuance of long-term debt includes $-0-in 2004 and $6.9 million in 2003, as a result of opening three newly constructed consolidated AmeriHost Inn hotels during 2003. Future hotel development is dependent upon our ability, or our joint ventures' ability, to attain mortgage debt financing. Lenders typically advance mortgage debt at the rate of 60% - 75% of total project value. Assuming the total value of a new hotel development is $5.0 million, the typical mortgage loan amount would range from $3.0 million to $3.75 million. There can be no assurance that we, or our joint ventures, will be able to obtain such mortgage financing on acceptable terms, to support our growth objectives.

Our board of directors has authorized a common stock buy back, at any time and without notice, of up to 1,000,000 shares under certain conditions, as restricted by certain financing agreement covenant conditions, and consistent with securities laws governing these buybacks. In addition, in 2003 we executed a reverse-forward stock split whereby the shares held by shareholders owning less than 100 shares on the effective date were redeemed and converted into the right to receive cash from the Company. The shareholders owning at least 100 shares were not impacted. As a result of the reverse-forward split, approximately 33,000 shares were converted to the right to receive $3.83 per share, or a total of approximately $128,000, of which approximately $22,000 was funded through December 31, 2003 and approximately $24,000 was funded during the first nine months of 2004. All shares that we have repurchased or redeemed have been retired.

Mortgage Debt

Historically, we have used local, regional, and national lenders to finance hotel projects. Mortgage financing is a critical component of the hotel development process and we are continually seeking financing sources for new construction and long term permanent mortgage financing to assist us in the development of AmeriHost Inn hotels.

The table below summarizes our mortgage notes payable as of September 30, 2004 and December 31, 2003:

                                                                          (in thousands)
                                                                    September 30,  December 31,
                                                                       2004          2003
                                                                    -----------   ------------
Outstanding balance:
        Fixed rate                                                   $   17,709     $22,678
        Variable rate                                                    28,575      42,500
                                                                     ----------     -------
        Total                                                        $   46,284     $65,178
                                                                     ==========     =======

  Percent of total debt:
        Fixed rate                                                        38.26%      34.79%
        Variable rate                                                     61.74%      65.21%
                                                                     ----------     -------
        Total                                                             100.0%      100.0%
                                                                     ==========     =======

  Weighted average interest rate at end of period:
        Fixed rate                                                         7.50%       7.60%
        Variable rate                                                      5.46%       5.64%
                                                                     ----------     -------
        Total                                                              6.24%       6.24%
                                                                     ==========     =======

The variable rate debt shown above bears interest based on various spreads over the Prime Rate or the London Interbank Offered Rate. The Company's plan to sell certain hotel assets is expected to result in the payoff of the related mortgage debt in the amount of approximately $22.3 million, which has been classified in current liabilities in the accompanying consolidated balance sheet as of September 30, 2004. This amount includes (i) one hotel loan in the amount of $1.9 million which matures in August 2005, and (ii) approximately $775,000 in principal payments which are contractually due within the next twelve months regardless of the plan for hotel disposition. The hotel with the mortgage loan maturing in August 2005, is currently under contract for sale as part of our plan for hotel disposition, with the proceeds to be used to payoff the mortgage loan. The lender has agreed to a reduced payoff amount, contingent upon the consummation of the sale. However, there can be no assurance that a sale will be consummated. If this hotel is not sold by the mortgage debt maturity date, and the lender is unwilling to extend the loan, and we are unable to refinance the mortgage with another lender, we would be obligated for 50% of the mortgage loan balance pursuant to a loan guarantee, or be in default of the guarantee agreement, absent any other agreement with the lender. There can be no assurance that this hotel will be sold by the loan maturity date, or that alternative financing will be available if needed. If this hotel is not sold prior to the loan maturity date, and absent an extension by the current lender, or a refinancing with another lender, it could have a significant impact on our liquidity.

With respect to our office building mortgage and mortgages on hotels that are not held for sale, approximately $1.1 million is classified in current liabilities, which is the principal amortization due within the next twelve months. The office building in which our headquarters is located, has a mortgage loan which matures January 1, 2006, and bears interest at the floating rate of either prime minus 0.25% or LIBOR plus 2.25%, with a one-month commitment, as chosen by the Company.

Certain of our hotel mortgage notes and our office building mortgage note contain financial covenants, principally minimum net worth requirements, debt to equity ratios, and minimum debt service coverage ratios. These financial covenants are typically measured annually, based upon our fiscal year end. We were in compliance with all covenants as of September 30, 2004. However, the mortgage loan agreements for one wholly owned hotel with an outstanding balance of approximately $1.7 million is subject to certain financial covenants for the year ended December 31, 2004. Unless the operating results at this hotel improves during the remainder of 2004, we believe that we would not be able to satisfy these financial covenants, absent a waiver from the lender. This hotel is currently being actively marketed for sale in connection with our strategic plan to sell hotel assets. As such, the mortgage balance is included as current liabilities, under the caption "Liabilities of assets held for sale" in the accompanying consolidated financial statements. If we are unable to satisfy the financial covenants, and have not otherwise obtained a waiver with respect to these financial covenants, refinanced the indebtedness or sold the underlying property with the proceeds used to payoff the mortgage, by December 31, 2004, the lender may be able to exercise their rights and remedies under the respective mortgage loan agreements, including, without limitation, the right to accelerate the then-outstanding loan balance.

Other Mortgage debt guaranteed by the Company

We are a general partner or managing member in 14 hotel joint ventures as of September 30, 2004, 12 of which had mortgage debt. The following is a summary of the mortgage debt held by the various types of joint ventures:

                                                            (in thousands)
                                               No. of hotels   Balance Outstanding     Guarantee Balance
                                               -------------   -------------------     -----------------
Consolidated joint ventures
      in which we have a majority
      or controlling interest                        2             $ 4,706                   $   940

Unconsolidated joint ventures
      in which we are a general partner              1               1,729                     1,229

Unconsolidated joint ventures
      in which we are a managing
      member of a limited liability company          9              20,378                    15,847
                                               -------             -------                   -------
                                                    12             $26,813                   $18,016
                                               =======             =======                   =======

The mortgage balances for the two consolidated joint ventures have been included in "liabilities of assets held for sale - other brands" in our consolidated balance sheet as of September 30, 2004.

The mortgage balances for the unconsolidated joint ventures have not been included in our consolidated balance sheet. Other partners have also guaranteed a portion of these financings, which may ultimately reduce the exposure on our guarantees.

Approximately $6.2 million of the mortgage debt with unconsolidated joint ventures relates to three properties that have been identified to be sold as part of our strategic hotel disposition plan. One mortgage in the amount of approximately $1.7 million matured on November 1, 2004, however the lender has extended the maturity for one year. This hotel is included in the hotel disposition plan, with the net proceeds to be used to pay off the mortgage. However, if the joint venture is unable to sell the hotel prior to the loan maturity, on acceptable terms, and if the lender is unwilling to extend the maturity date of the loan, or if acceptable alternative financing is not available, it could create a default on behalf of the joint venture whereby the lender would look to us for repayment of the loan under our guarantee, possibly creating significant liquidity issues for us (see also, "Off Balance Sheet Arrangements").

Operating line-of-credit

At September 30, 2004, we had $1.75 million outstanding under our operating line-of-credit with LaSalle Bank NA. This line-of-credit facility was renewed with LaSalle Bank NA during the second quarter of 2004 for a one-year period through April 30, 2005 at an initial maximum availability of $4.0 million. In addition, the terms require that the maximum availability under the facility be reduced to $3.5 million on February 28, 2005, and also provides LaSalle Bank with the right to reduce the maximum availability further, based on future hotel sales, or as deemed necessary. The renewed facility bears interest at the rate of 10% per annum, and is collateralized by substantially all the assets of the Company, subject to first mortgages from other lenders on hotel assets. The credit line provides for the maintenance of certain financial covenants, including minimum tangible net worth, a maximum leverage ratio, minimum debt service coverage ratio, and minimum net income. The Company was not in compliance with the debt service coverage ratio as of September 30, 2004, however the lender has waived this violation.

We are pursuing longer term financing options with other lenders that are consistent with our business plan of developing, building and selling AmeriHost Inn hotels. However, there can be no assurance that we will obtain an alternative credit facility of longer duration or other debt or equity financing, under terms and conditions that we deem satisfactory, if at all.

Lease Purchase Obligation

In August 2004, we facilitated the sale of a hotel owned by PMC to a third party, as the final hotel pursuant to the January 2001 amendment, thereby avoiding any rent increase. We have no further obligation under the January 2001 amendment.

On October 4, 2004, we entered into a third amendment with PMC, which became effective as of October 1, 2004. The third amendment provides for a reduced lease rate, and requires us to cause all 20 remaining leased hotels to be sold over the next four years, generally at the pace of five hotels per year. If the sales schedule is not met, the lease rate will revert to the original lease contractual rate, or a higher lease default rate in certain circumstances, until the number of hotels sold becomes compliant with the sale schedule. For a more detailed discussion of the PMC lease transaction and modification, see "Executive Overview - hotel and corporate level financing" above.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether or not it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. The Company is required to adopt the requirements of FIN 46R for interim periods ending after December 15, 2004. This Interpretation requires that the Company present any variable interest entities in which it has a majority variable interest on a consolidated basis in its financial statements. The Company is continuing to assess the provisions of this Interpretation and the impact to the Company of adopting this Interpretation. Therefore the following amounts may change based upon additional analysis. Due to the adoption of this Interpretation, the Company expects that it will begin to present its investments in two joint ventures in which it has a majority variable interest, as determined in accordance with the provisions of this Interpretation, on a consolidated basis in its financial statements beginning with the consolidated financial statements issued for the quarterly period ended December 31, 2004. The consolidation of these joint ventures is expected to add approximately $3.6 million in assets and $3.5 million in liabilities to the Company's consolidated balance sheet. As of September 30, 2004, the Company had investments in, and advances to, these joint ventures of approximately $124,000, which was presented as such under the equity method of accounting in the accompanying consolidated financial statements. The Company expects that it will continue to present all of its other unconsolidated investments under the equity method.

SUBSEQUENT EVENTS

In October 2004, we sold one wholly owned non-AmeriHost Inn hotel at an immaterial gain and paid off the related mortgage debt of approximately $1.6 million. This sale transaction will be reported in our fourth quarter 2004 statement of operations.

In November 2004, we sold our ownership interest in a joint venture that owns and operates a non-AmeriHost Inn hotel for approximately $1.3 million. We accounted for this investment by the equity method, and recorded approximately $76,000 in impairment charges during the third quarter of 2004 in connection with this sale, reducing the carrying value of this investment to the net sale price. We also had notes receivable from the same joint venture partners secured by 125,000 shares of the Company's common stock. In November 2004, we agreed to accept the 125,000 shares of common stock in full satisfaction of the notes. In connection therewith, we recorded a reserve of approximately $49,000 during the third quarter of 2004, reducing the carrying value of the notes to reflect the value received. We are in the process of taking possession of the stock certificates and retiring the shares.

On October 4, 2004, we entered into a third amendment with PMC, which became effective as of October 1, 2004. The third amendment provided that the accrued rent balance of approximately $425,000 was paid from the existing lease security deposit held by PMC. The remaining balance of the security deposit of approximately $173,000 was then utilized to reduce our shortfall obligation incurred in connection with the sale of the hotel in August 2004. In addition, the third amendment provides the following:

      - Fixed the lease rate at 8.5% of the original specified values, as long as we are not in default of the agreement; and

      - Requires us to cause all 20 hotels to be sold over the next four years.

For a more detailed discussion of the PMC lease transaction and modification, see "Executive Overview - hotel and corporate level financing" above.

RISK FACTORS

The following important factors, among others, have affected, and may in the future continue to affect, our business, results of operations and financial condition, and could cause our operating results to differ materially from those expressed in any forward-looking statements made by us or on our behalf elsewhere in this report. These risk factors should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2003, and our Report on Form 10-Q for the periods ended March 31, 2004 and June 30, 2004 under the heading "Management's Discussion and Analysis - Risk Factors."

The modification of the lease agreement with PMC Commercial Trust requires the sale of hotels on a specific schedule and principal payments on the Proceeds Deficit Note, on an accelerated basis under certain conditions.

One of our wholly-owned subsidiaries is the lessee for 20 hotels with PMC. We have guaranteed the obligations under these leases. To date, we have been making a significant portion of the lease payments for our subsidiary, since the aggregate cash flow generated by these hotels has been insufficient to cover the annual lease payment obligation. Effective October 1, 2004 we modified the lease agreement with PMC providing for a 19% reduction in the lease payment rate and the sale of all 20 hotels over a four-year period (the "Third Amendment"). However, even with the reduced rent payments, we believe the aggregate cash flow generated by these hotels will continue to be insufficient to cover this reduced lease rate.

Failure to facilitate the sale of all 20 hotels, generally at the pace of five hotels per year, would result in the lease rate returning to the original contractual rate, without regard to the "Third Amendment", or a higher default rate of 15% per annum under certain conditions. In addition, we anticipate incurring a Proceeds Deficit Note upon the sale of the hotels representing the difference between the net sale prices and the "Assigned Values" in the original lease agreement. If the principal balance of the Proceeds Deficit Note exceeds $4.0 million at any time, we must make an immediate principal payment in an amount equal to the excess over $4.0 million. The "Third Amendment" also contains other covenants that if triggered will require an acceleration of the principal payments on the Proceeds Deficit Note. Failure to make a principal payment pursuant to these covenants, if required, will result in an increase in the interest rate on the Proceeds Deficit Note to the original contractual rate in the lease agreement without regard to the "Third Amendment". Failure to make any principal payment on the Proceeds Deficit Note, including any payment required to reduce the balance to $4.0 million, or rent payment under the lease agreements, when due, or payments on other obligations to PMC, would result in a default under the lease agreements, and would have a material adverse effect on our results of operations, financial condition and prospects.

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

The table below provides information about financial instruments that are sensitive to changes in interest rates, for each interest rate sensitive asset or liability as of September 30, 2004. As the table incorporates only those exposures that existed as of September 30, 2004, it does not consider those exposures or positions that could arise after that date. Moreover, the information presented therein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, hedging strategies and prevailing interest rates at the time.

                                                            Average Nominal
                                            Carrying Value   Interest Rate
                                            --------------   -------------
Operating line of credit - variable rate    $ 1,750,000       10.00%
Mortgage debt - fixed rate                  $17,709,292        7.50%
Mortgage debt - variable rate               $28,574,431        5.46%

If market rates of interest on our variable debt increased by 10%, the increase in interest expense on the variable rate debt would be approximately $156,000 annually.

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

                                     PART II

ITEM 2. CHANGES IN SECURITIES; USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY.

The following table sets forth information regarding shares of our common stock that we repurchased during the nine months ended September 30, 2004.

                                                       Total No. Of Shares    Maximum No. Of Shares
                     Total No.                        Purchased as Part Of       That May Yet Be
                    Of Shares       Average Price      Publicly Announced     Purchased Under the
   Period          Purchased(1)  Paid Per Share(2)      Plans or Programs     Plans or Programs (3)
   ------          ------------  -----------------    --------------------    ---------------------
July 2004                 0            $3.83                     0                    21,543

August 2004             150            $3.83                   150                    21,393

September 2004            0            $3.83                     0                    21,393

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
   10.14          Line of credit agreement with LaSalle Bank, NA

The following exhibits were included in the Registrant's Proxy Statement for Annual Meeting of Shareholders filed on September 26, 2003, and are incorporated by reference herein:

Exhibit No.                               Description
-----------                               -----------
   3.2            Seventh Certificate of Amendment of Restated Certificate of
                  Incorporation of Arlington Hospitality, Inc., attached as
                  exhibit F
   3.3            Eighth Certificate of Amendment of Restated Certificate of
                  Incorporation of Arlington Hospitality, Inc., attached as
                  exhibit G
   10.15          2003 Non-Employee Director Restricted Stock Plan, attached as exhibit D
   10.16          2003 Long Term Incentive Plan, attached as exhibit E

The following exhibits were included in the Registrant's Report on Form 10-Q filed November 14, 2003:

Exhibit No.                               Description
-----------                               -----------
   3.4            By-laws of Arlington Hospitality, Inc. as revised on September
                  8, 2003
   3.5            Amendment to By-laws of Arlington Hospitality, Inc. dated
                  September 8, 2003
   10.17          Employment agreement between Arlington Hospitality, Inc. and
                  Stephen Miller dated July 25, 2003
   10.18          Amendment to employment agreement between Arlington
                  Hospitality, Inc. and Stephen Miller dated September 10, 2003
   10.19          Employment agreement between Arlington Hospitality, Inc. and
                  James B. Dale dated January 12, 2001 and Amendment No. 1
                  thereto dated October 29, 2001.
   10.20          Supplemental retention and performance agreement between
                  Arlington Hospitality, Inc. and James B. Dale dated December
                  1, 2002
   10.21          Employment agreement between Arlington Hospitality, Inc. and
                  Richard A. Gerhart dated July 1, 2002
   10.22          Supplemental retention and performance agreement between
                  Arlington Hospitality, Inc. and Richard A. Gerhart dated
                  December 1, 2002

The following exhibits were included in the Registrant's Report on Form 10-K filed March 31, 2004:

Exhibit No.                               Description
-----------                               -----------
   10.23          Amended and Restated Master Lease Agreement dated January 24,
                  2001 between Arlington Hospitality, Inc. and PMC Commercial
                  Trust
   10.24          Amended and Restated Loan and Security Agreement dated April
                  30, 2003 between Arlington Hospitality, Inc. and LaSalle Bank
                  N.A.
   21.1           Subsidiaries of the Registrant

The following exhibits were included in the Registrant's Report on Form 10-Q filed May 14, 2004.

Exhibit No.                               Description
-----------                               -----------
   10.25          Second Amendment to Amended and Restated Loan and Security
                  Agreement dated April 30, 2004 between Arlington Hospitality,
                  Inc. and LaSalle Bank N.A.

The following exhibits were included in the Registrant's Report on Form 10-Q filed August 13, 2004.

Exhibit No.                               Description
-----------                               -----------
   10.25          Temporary sales letter agreement dated May 18, 2004 between
                  Arlington Hospitality, Inc. and PMC Commercial Trust.

The following exhibits were included in the Registrant's Report on Form 8-K filed October 7, 2004:

Exhibit No.                               Description
-----------                               -----------
   10.26          Third Amendment to Amended and Restated Master Agreement dated
                  October 4, 2004 between Arlington Hospitality, Inc. and PMC
                  Commercial Trust.
   10.27          Proceeds Deficits Loan Agreement dated October 4, 2004 between
                  Arlington Hospitality, Inc. and PMC Commercial Trust.

   10.28 Deficit Note agreement dated October 1, 2004 between Arlington Hospitality, Inc. and PMC Commercial Trust.

The following exhibits are included in this Report on Form 10-Q filed November 15, 2004:

Exhibit No.                               Description
-----------                               -----------
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

Reports on Form 8-K:

The Company filed the following reports on Form 8-K during the three months ended September 30, 2004:

Date Filed                                                Description
----------                                                -----------
July 14, 2004           Press release announcing June 2004 results, the sale of two hotels, and the extension of its temporary agreement with the landlord of 21 of its hotels.
July 20, 2004           Press release announcing the engagement of a financial and strategic advisor.
August 13, 2004         Press release announcing July 2004 results and extension of its temporary agreement with the landlord of 21 of its hotels. Press release announcing that the Company will hold a second quarter and year to date 2004 earnings conference call. Press release announcing second quarter and year to date 2004 financial results.
September 10, 2004      Modification of temporary agreement with the landlord of 21 of its hotels with press release announcing same.
September 17, 2004      Hotel disposition plan update and press release announcing August 2004 results and recent hotel development and sales activity.

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

                                          ARLINGTON HOSPITALITY, INC.

                                          By: /s/ Jerry H. Herman
                                              -----------------------------
                                              Jerry H. Herman
                                              Chief Executive Officer

                                          By: /s/ James B. Dale
                                              -----------------------------
                                              James B. Dale
                                              Chief Financial Officer

                                          By: /s/ Keith P. Morris
                                              -----------------------------
                                              Keith P. Morris
                                              Vice President Finance

      November 15, 2004

                                  EXHIBIT INDEX

Exhibit No.                               Description
-----------                               -----------
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