Form 10-Q/A
period 2004-09-30
ARLINGTON HOSPITALITY INC
filed 2005-03-28
CIK 778423

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-25198

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

                    2355 S. Arlington Heights Rd., Suite 400
                        Arlington Heights, Illinois 60005
                        ---------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (847) 228-5400
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act): Yes      No  X
                                                    ---    ---


As of November 15, 2004, 5,040,598 shares of the registrant's common stock were outstanding.

                           ARLINGTON HOSPITALITY, INC.
                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004


                                EXPLANATORY NOTE

         We are filing this Form 10-Q/A (Amendment No. 1) solely for the purpose of correcting an inadvertent error made on the outside cover page of the original filing of our Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 15, 2004 (the "Original Form 10-Q"). Specifically, on the outside cover page of the Original Form 10-Q, we inadvertently checked the box "YES" in response to the following statement:

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act): Yes      No
                                                    ---     ---

         Because we are not an "accelerated filer" as defined in Rule 12b-2 of the Exchange Act of 1934, we are filing this Form 10-Q/A (Amendment No. 1) to correct the outside cover page of the Original Form 10-Q by marking "NO" in response to this same statement.

         Other than this change to the outside cover page of the Original Form 10-Q, the remainder of the Original Form 10-Q remains unchanged and is not reproduced in this Form 10-Q/A (Amendment No. 1).

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               ARLINGTON HOSPITALITY, INC.



                                               /s/ STEPHEN K. MILLER
                                               ---------------------------------
                                               Stephen K. Miller,
                                               Interim Chief Executive Officer


                                               /s/ JAMES B. DALE
                                               ---------------------------------
                                               James B. Dale,
                                               Chief Financial Officer


                                               /s/ KEITH P. MORRIS
                                               ---------------------------------
                                               Keith P. Morris,
                                               Vice President Finance