Form 10-K
period 2004-12-31
ARLINGTON HOSPITALITY INC
filed 2005-03-31
CIK 778423

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2004
                                       OR
                  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           Commission File No. 0-15291

                           ARLINGTON HOSPITALITY, INC.

             (Exact name of registrant as specified in its charter)

                 DELAWARE                                   36-3312434
      -------------------------------                   -------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

2355 S. ARLINGTON HEIGHTS RD., SUITE 400, ARLINGTON HEIGHTS, ILLINOIS       60005
---------------------------------------------------------------------     ----------
          (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (847) 228-5400

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
       Title of Each Class                            on which registered
       -------------------                           ----------------------
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on June 30, 2004 as reported on the NASDAQ National Market, was approximately $10.2 million. Common Stock held by officers, directors and each person who owns 10% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2005, 4,956,123 shares of the Registrant's Common Stock were outstanding.

The following documents are incorporated into this Form 10-K by reference: None

================================================================================

                                     PART I

ITEM 1. BUSINESS.

GENERAL

As used herein, the terms "we," "us," "our," or the "Company" refer to Arlington Hospitality, Inc., a Delaware corporation organized in 1984, individually or together with its subsidiaries, and our predecessors. We are engaged in the development and construction of limited service hotels, without food and beverage facilities, as well as the ownership, operation, management and sale of these hotels. During the past several years, we have focused almost exclusively on AmeriHost Inn hotels, as the largest franchisee of this brand, with limited ownership and operation of other branded hotels. We are a full-service real estate company, with in-house expertise and resources in development, acquisitions, dispositions, financing, construction management, property management, marketing, and accounting. As of December 31, 2004, we had approximately 900 employees, with our senior officers averaging more than 15 years experience in the hotel industry. Our hotels are located in 15 states, primarily in the Midwestern United States. The table below sets forth information regarding our hotels at December 31, 2004:

                                                   Open               Under
                                                   Hotels          Construction          Total
                                              ---------------    ----------------   ---------------
                                              Hotels    Rooms    Hotels    Rooms    Hotels    Rooms
                                              ------   ------    ------   -------   ------   ------
 Consolidated (1):
     AmeriHost Inn hotels                         40    2,575         -         -       40    2,575
     Other brands                                  3      504         -         -        3      504
                                              ------   ------    ------   -------   ------   ------
                                                  43    3,079         -         -       43    3,079
                                              ------   ------    ------   -------   ------   ------
 Unconsolidated:
     AmeriHost Inn hotels                          7      533         1        82        8      615
     Other brands                                  -        -         -         -        -        -
                                              ------   ------    ------   -------   ------   ------
                                                   7      533         1        82        8      615
                                              ------   ------    ------   -------   ------   ------

 Totals:
     AmeriHost Inn hotels                         47    3,108         1        82       48    3,190
     Other brands                                  3      504         -         -        3      504
                                              ------   ------    ------   -------   ------   ------
                                                  50    3,612         1        82       51    3,694
                                              ======   ======    ======   =======   ======   ======

(1) Consolidated hotels are those in which we have a 100% or controlling ownership or leasehold interest and have therefore been included in our consolidated financial statements

We created the AmeriHost Inn brand in 1989, with a focus on providing consistent, cost-effective development and operation of mid-price, limited-service hotels in various markets. After developing and operating the AmeriHost Inn brands for approximately 10 years, we sold the AmeriHost Inn brands and franchising rights to Cendant Corporation ("Cendant") (NYSE:CD) in September 2000 (see also "Strategic Business Plan" below under the subheading "Increase Cendant Fee Streams"). Cendant is one of the world's largest franchising companies with several hotel brands, in addition to the AmeriHost Inn brand, such as Super 8, Days Inn, Ramada, Howard Johnson and Wingate. To date, nearly all of our AmeriHost Inn hotels have been developed and constructed using a two- or three-story prototype, averaging 60 to 65 rooms, with interior corridors and an indoor pool area, and generally have been located in smaller town markets, and to a lesser extent, secondary markets. We intend to focus our new AmeriHost Inn development on larger, secondary markets, and have designed a larger, 80 to 100 room, three-story AmeriHost Inn & Suites prototype, with the ability to add more rooms, with more public space and certain other enhancements for this purpose. Each of our other brand hotels are franchised through Days Inn or Ramada Inn. As of December 31, 2004, we were constructing one 82-room AmeriHost Inn hotel for a joint venture in which we are a partner.

In addition to our 47 AmeriHost Inn hotels, unaffiliated third parties also operated 60 AmeriHost Inn hotels under franchise agreements with Cendant as of December 31, 2004, nearly all of which were previously developed, owned and operated by us, until we sold them. As of December 31, 2004, according to a franchise system report provided by Cendant, there were a total of 107 AmeriHost Inn hotels open, including those owned, operated or managed by us, versus 103 as of December 31, 2003.

STRATEGIC BUSINESS PLAN

In order to improve operating results, and liquidity, and to provide capital for growth, we are focused on a strategic business plan that is intended to shift our business model with the objective of generating increased recurring cash flow and income streams with less investment in physical assets and less indebtedness. Our strategies include:

      - to concentrate on a few carefully selected geographic markets, including the Midwestern U.S., California, and potentially the Southeastern U.S., and to be a leading limited service hotel operator and developer in these markets. Historically we have targeted smaller towns for hotel development. Currently, we are pursuing development opportunities in larger secondary markets with a larger hotel prototype, which we believe will provide a greater return on investment;

      - to explore joint venture opportunities with partners who seek to benefit from the depth of development and management expertise we are able to provide, leveraging our strength as owners and operators;

      - to continue to sell certain existing hotel properties as part of a formal plan in order to realize the equity value within the properties, so as to improve liquidity, reduce debt, and to help fund future development projects;

      - to sell newly developed hotels for our own account as well as for joint ventures after a much shorter holding period than we have historically;

      - to seek third party development projects, that would provide additional fee income;

      - to maximize the fees generated from our contractual relationship with Cendant, through the sale of hotels and the expansion of the brand;

      -     to improve operations at, and returns from, existing hotels; and

      - to improve our capital structure by reducing existing debt, while exploring new, long-term sources of growth and operating capital.

As a result of the sale of a significant number of hotels over the last two years, our revenue mix has changed, with hotel operating revenues decreasing and sale of hotel revenues, hotel development revenues and development incentive and royalty sharing fee revenues increasing, a trend which we expect to continue in 2005. We believe this shift will help us increase profit margins and provide a greater return on capital.

In summary, we are pursuing the following four major initiatives:

      - complete the formal plan initially adopted in 2003 to sell 35 - 40% of our existing owned hotel portfolio;

      - improve hotel operational results through revenue enhancement initiatives, including Internet initiatives, and local, regional, and national marketing programs, and through aggressive cost control;

      -     increase hotel development for joint ventures and third parties; and

      -     increase and accelerate fees under the Cendant agreement.

Hotel Sales

The sale of existing hotels is an integral part of funding our growth plan. During 2003, we conducted a comprehensive assessment of each of our hotel properties and in July 2003, adopted a formal plan to sell 25 to 30 hotels over a two-year period. The assessment of each hotel property included such factors as operating cash flow, market penetration, age of property, Revenue Per Available Room ("RevPAR") growth, demographics of the local market, individual hotel capitalization, and new competition, among others. We determined that the sale of a significant number of hotel properties would assist us in achieving our financial and growth objectives. In particular, our hotel operating expenses will decrease as we sell existing hotels and shift towards more hotel development activity, which we believe will generate higher returns than hotel operations activity. In addition, we determined that all of our owned non-AmeriHost Inn hotels would be sold as part of this plan, subject to market conditions. To date, we have sold all but one of these non-AmeriHost Inn hotels and the remaining one is currently under a sales contract. We anticipate using the proceeds from the sale of hotels to:

      - provide liquidity for operational needs, at both the corporate and hotel level;

      -     reduce outstanding debt;

      -     provide capital for future hotel development; and

      -     provide capital for other corporate uses.

During 2004, in an effort to enhance the hotel disposition plan and maximize the activity from potential buyers, we continually assessed the timing, expected sales prices, and brokerage groups to be used. As a result, we slightly changed the mix of hotels offered for sale as part of the formal disposition plan, identified and/or engaged three additional brokers, in addition to the national broker used thus far to market and sell the hotels, and reevaluated the listing prices of certain hotels for sale, or to be marketed for sale, based on current market conditions, resulting in offering price reductions on certain hotels. We continue to reevaluate hotels offered for sale in 2005 and expect to complete the formal plan for hotel disposition during 2005. Even after the formal hotel disposition plan is completed, we expect to continue to sell additional hotels as part of our strategic business plan.

Annual hotel sales activity is summarized as follows, including the number of properties sold, the net cash proceeds to us upon sale, after the repayment of the related mortgage debt, and exclusive of the Cendant incentive fees:

                                                              2004              2003               2002
                                                            ---------         ---------         ---------
Hotels Sold:

    Consolidated hotels:
        AmeriHost Inn hotels                                       11                 8                 5
        Other brand hotels                                          2                 2                 -
                                                            ---------         ---------         ---------
             Total Consolidated hotels:                            13                10                 5
                                                            ---------         ----------        ---------

    Unconsolidated hotels:
        AmeriHost Inn hotels                                        -                 1                 2
        Other brand hotels                                          2                 -                 1
                                                            ---------         ---------         ---------
           Total Unconsolidated hotels:                             2                 1                 3
                                                            ---------         ---------         ---------

                Total                                              15                11                 8
                                                            =========         =========         =========

Net Proceeds from the sale of consolidated hotels
 (in thousands):

      AmeriHost Inn hotels                                  $   3,558         $   8,631         $   2,531
      Other brand hotels                                          940               137                 -
                                                            ---------         ---------         ---------
                                                            $   4,498         $   8,768         $   2,531
                                                            =========         =========         =========

Debt paid off from the sale of consolidated hotels
(in thousands):

     AmeriHost Inn hotels                                   $  16,215         $  14,200         $   7,187
     Other brand hotels                                         2,276             2,267                 -
                                                            ---------         ---------         ---------
                                                            $  18,491         $  16,467         $   7,187
                                                            =========         =========         =========

Upon successful completion of the sale of the properties in the formal plan, we expect to own or lease 30 to 35 AmeriHost Inn hotels, excluding any new hotels we develop. By selling the hotels, we hope to re-deploy the net cash into activities that will earn higher returns than we were earning operating these hotels, such as hotel development for third parties and joint ventures.

Improve Hotel Operating Results

The lodging industry was negatively impacted beginning in 2001, due to the economic downturn and its impact on both leisure and corporate travel patterns, as well as other geopolitical events, which impact continued through 2003. According to industry analysts, such a prolonged downturn in revenues had not happened in the industry in the thirty years prior. During the latter part of 2003, and through 2004, the industry analysts have reported increased revenues for the lodging industry, including the limited-service segment of the industry. These same industry analysts forecast that revenues will continue to increase in 2005. During 2004, our hotel revenue growth has lagged behind industry results. We believe this is due primarily to our hotel locations' concentration in the Midwest, where we believe the regional economy has lagged behind the national averages. We believe our hotel operating results have historically trended with this region's economic activity, and should benefit from an upturn in the Midwestern U.S. economy.

We have initiated a multifaceted program designed to increase revenues at the hotel properties we operate through a series of initiatives. This program, which is aimed at maximizing market penetration and revenue on an individual and aggregate basis, includes aggressive Internet initiatives, the fastest growing distribution channel for the lodging industry. Our Internet marketing programs are designed to link to more search engines and travel related web sites such as Expedia and Hotels.com. We believe that further penetration of the Internet market is critical to maximizing future hotel revenues. We employ a revenue manager who monitors these initiatives, and works with global distribution and reservation systems to increase bookings from travel agent groups. We are also providing significant training to our hotel management staff to generate more local marketing activity and business from other traditional distribution channels and market segments. In addition, in 2004 Cendant began implementation of a frequent guest stay rewards program, called "TripRewards," which includes the AmeriHost Inn brand as well as Cendant's other hotel brands. These reward programs have become very prevalent in the lodging industry, including the limited service segment, and have usually proven, over time, to significantly increase brand awareness and guest loyalty. We believe that, over time, this program will help all AmeriHost Inn hotels, including ours, increase revenue.

We have implemented a number of initiatives to control costs at our hotels, especially in the areas of labor, insurance, utilities, and maintenance. For example, we were successful in significantly reducing property and other commercial insurance costs. We have also started to implement energy control systems at many hotels and are expanding this program.

In addition, due to numerous economic and market-driven factors, we modified the leases for 20 hotels with PMC Commercial trust ("PMC") (AMEX:PCC) effective October 1, 2004 resulting in a reduction in the lease payments, and agreeing on a plan for the sale of the hotels to third parties. See "Leased Hotel Properties" below.

Increase hotel development

In 2003 and 2004, we developed two AmeriHost Inn hotels for joint ventures in which we have an ownership interest. We currently are constructing one AmeriHost Inn hotel for a joint venture in which we have an ownership interest, and anticipate starting construction on another AmeriHost Inn hotel for a joint venture in the near future, where the funding has been fully committed by the partners and mortgage debt lender. In addition, we have executed purchase contracts for five land parcels where we have performed extensive due diligence and hotel feasibility analyses. We are currently in the process of identifying equity investors as well as mortgage lenders in order to finance these projects through joint ventures. We believe we can achieve a higher return on our investment by developing hotels for third parties and joint venture projects, compared to developing and operating hotels for our own account. In addition, we intend to evaluate and possibly acquire hotels on a selective basis where the opportunity exists to convert them to the AmeriHost Inn brand, again primarily on a joint venture basis. We intend to increase the development activity for third parties and joint ventures, reaching a pace of developing or acquiring and converting 8 to 12 hotels annually in the short term and eventually 10 to 15 hotels annually. We anticipate that these new developments will be our larger hotel prototype having 80 to 100 rooms, to be located in larger markets with multiple demand generators, compared to the smaller market 60 to 65 room hotels in our current portfolio. Our focus will continue to be on the Midwest United States and California. We are also exploring the Southeastern part of the United States where we feel there is significant growth opportunity for limited-service hotels.

We will seek to develop hotels through joint ventures, which requires less capital from the Company, compared to a wholly owned project, allowing us the capital to build more hotels through joint ventures in a given period. In addition, the Company intends to develop larger hotels, which is expected to create development and operational efficiencies, and increase the cash flow from the Cendant agreements as described below.

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

      - and for the 15-year term of a development agreement, a hotel development incentive fee each time an AmeriHost Inn hotel we own/lease and operate is sold to an operator who becomes a Cendant franchisee, subject to certain limitations.

We also received $5.2 million from Cendant in 2000 upon the sale of the AmeriHost Inn brand and franchising rights, net of closing costs, and three installment payments of $400,000 each in 2001 through 2003. In conjunction with this transaction, we changed our name to Arlington Hospitality, Inc. from Amerihost Properties, Inc. in May 2001.

As such, the sale of existing AmeriHost Inn hotels, as well as the development and ultimate sale of additional AmeriHost Inn hotels to third parties allows us to generate fees under the Cendant agreement, a significant component of our strategic plan. In addition, our development of larger hotels (80 - 100 room prototype) is also expected to result in our being paid larger fees from Cendant, since these hotels are expected to comprise a greater number of rooms and generate greater revenues (which is the basis for the fees) than our existing hotels. As the AmeriHost Inn brand grows, we will also benefit from increased royalty sharing fees when they add hotels not owned by us to the AmeriHost Inn franchise system.

Per the terms of our Development Agreement with Cendant, we are restricted from developing or acquiring non-Cendant brand hotels for our own account, or developing hotels for unaffiliated third parties over certain annual limits. There are certain other limitations pertaining to our acquisition of hotel management companies or hotel management contracts. Many of the restrictions related to the development, acquisition or management of non-Cendant brands, but not all, terminate in September 2005. While there are many reasons outlined herein for us to focus on growing the AmeriHost brand, such restrictions could result in our inability to participate in other potentially profitable opportunities or diversification strategies until September 2005. After September 2005, we intend to evaluate the possibility of pursuing such other alternative opportunities.

LEASED HOTEL PROPERTIES

In 1998 and 1999, we completed the sale of 30 AmeriHost Inn hotels to PMC Commercial Trust ("PMC"), a real estate investment trust ("REIT") for $73.0 million. Upon the respective sales to PMC, one of our subsidiaries entered into agreements to lease back the hotels. The original leases had an initial term of 10 years, and in January 2001, the master lease agreement with PMC was amended to allow either PMC or us to extend the leases for a five-year period, through 2013. In 2004, through September, the lease payments were 10.51% of the original sale price (the "Assigned Values"), subject to annual CPI increases with a 2% annual maximum. As discussed below, we entered into another amendment with PMC (the "Third Amendment") reducing and fixing the lease payment at a rate to 8.5% of Assigned Values, as of October 1, 2004, as long as certain conditions are met.

We facilitated the sale of one of these leased hotels to a third party in August 2004, based on the terms of a temporary sales letter agreement with PMC. Upon the sale of this hotel, PMC received the sale proceeds, net of closing costs, plus a termination fee from us. In accordance with the terms of the temporary sales agreement, since the total proceeds to PMC were less than the Assigned Value for this hotel, the shortfall amount of approximately $683,000 became our obligation evidenced by a promissory note bearing interest at the rate of 8.5% on an annual basis, due May 1, 2005. This obligation was reduced by the application of security deposit funds, and the payment of a termination fee in October 2004 as discussed below. Furthermore, the terms of this note under the temporary sales agreement were superceded by the terms of the Third Amendment (Proceeds Deficit Note), as discussed below.

Due to numerous economic and market-driven factors, we have had to fund, on behalf of our subsidiary, a significant portion of the annual lease obligation to PMC, as the aggregate operating cash flow from the hotels leased from PMC has been insufficient to meet the lease obligation. In 2004, we entered into discussions with PMC, on behalf of our subsidiary, with the objective to modify the original leases, and to allow for the sale of the hotels to third parties. Our subsidiary entered into a series of temporary letter agreements with PMC that provided for a reduced monthly rent payment from March through July 2004, however the base rent continued to accrue at the contractual rate as set forth in the lease agreements. This accrued rent was paid later in 2004 using our security deposit held with PMC, in accordance with a temporary letter agreement and the Third Amendment.

On October 4, 2004, we entered into a third amendment with PMC, which became effective as of October 1, 2004. The third amendment provides the following:

      - The lease rate is fixed at 8.5% of the original Assigned Values of the leased hotels as long as we are not in default of the agreement (including sale of hotels in accordance with schedule below).

      - We are required to cause all hotels under the lease to be sold in accordance with the following schedule:

            -     A minimum of five (5) hotels on or before October 1, 2005;

            - A minimum of ten (10) hotels (cumulative) on or before October 1, 2006;

            - A minimum of fifteen (15) hotels (cumulative) on or before October 1, 2007; and

            - A minimum of twenty (20) hotels (cumulative) on or before October 1, 2008.

As of date of this report, we have facilitated the sale of two PMC hotels, including one hotel sold during the first quarter of 2005, which count towards the minimum of five hotels required to be sold by October 1, 2005. Additionally, there are three more PMC hotels under executed sale contracts, and another two with pending sales contracts. If the required hotel sales schedule is not met, the lease rate reverts back to the original contractual rate on a prospective basis.

Upon the sale of each hotel, PMC is entitled to receive (i) net sales proceeds upon closing, defined as total gross sales price less normal closing costs and brokerage fees, and (ii) an "Arlington Fee," equal to 25.3% of the gross room revenues for such hotel for the preceding 12-month period, due within 45 days of the hotel sale closing. If the net sale proceeds are less than the original Assigned Value of the hotel, we must provide a note payable to PMC in the amount of this difference ("Proceeds Deficit Note"). The payment of the Arlington Fee to PMC will reduce the outstanding balance of the Proceeds Deficit Note, if any. If the net sale proceeds is greater than the original Assigned Value, including the Arlington Fee, the excess will be (i) first, applied to any outstanding Proceeds Deficit Note balance from prior hotel sales, (ii) second, applied to reduce the original Assigned Values of the remaining hotels at PMC's discretion, and (iii) third, kept by PMC if it is from the sale of the last hotel, or if the total original Assigned Value has been reduced to zero. As of December 31, 2004, the balance of the Proceeds Deficit Note, as a result of the sale of two PMC hotels in 2004, one of which qualifies toward the October 1, 2005 minimum of five hotels sold referred to above, was approximately $850,000.

Interest on the Proceeds Deficit Note is payable monthly at a fixed rate of 8.5% per annum until principal payments begin, at which time interest will be payable at the greater of the U.S. Treasury rate plus 4.5%, or 8.5%. Principal payments will commence on the earlier of October 1, 2008 or the closing date of the sale of the last hotel, with aggregate annual principal payments in an amount equal to one-third of the principal balance of the Proceeds Deficit Note as of the principal payment commencement date. If at any time during the term of the Proceeds Deficit Loan Agreement, the principal balance of the Proceeds Deficit Note exceeds $4.0 million, we must immediately make a principal payment to PMC in an amount necessary to reduce the principal balance of the Proceeds Deficit Note to $4.0 million.

HOTEL PROPERTIES

At December 31, 2004, we owned or managed 50 hotels in 15 states, primarily concentrated in the Midwestern United States and had one additional hotel under construction in Michigan.

The following is a list of hotel properties under the Company's management at December 31, 2004, by state:

                                                                                             Date
  State                              Hotel (1)                             Rooms       Operations Began
--------                            ---------                              -----       ----------------
Georgia         AmeriHost Inn Eagles Landing, Stockbridge (3), (4)            60           08/08/95

Illinois        AmeriHost Inn Macomb (4)                                      60           05/19/95
                AmeriHost Inn Players Riverboat Hotel, Metropolis            120           02/25/94
                AmeriHost Inn Rochelle  (4)                                   61           03/07/97
                AmeriHost Inn Sycamore (4)                                    58           05/31/96
                Days Inn Niles                                               150           01/01/90
                                                                           -----
                                                                             449
                                                                           -----

Indiana         AmeriHost Inn & Suites Decatur (2)                            60           08/30/98
                AmeriHost Inn Hammond (2)                                     86           03/29/96
                AmeriHost Inn Plainfield  (4)                                 60           09/01/92
                                                                           -----
                                                                             206
                                                                           -----

Iowa            AmeriHost Inn & Suites Boone (2)                              60           08/21/98
                AmeriHost Inn & Suites Mt. Pleasant (4)                       63           07/02/97
                AmeriHost Inn & Suites Pella                                  60           11/02/01
                AmeriHost Inn Storm Lake (4)                                  61           08/13/97
                                                                           -----
                                                                             244
                                                                           -----

Kentucky        AmeriHost Inn Murray                                          60           11/01/96
                                                                           -----

                                                                                           Date
 State                                 Hotel (1)                       Rooms         Operations Began
--------                               ---------                       ------        ----------------
Michigan           AmeriHost Inn Coopersville  (4)                         60            12/31/95
                   AmeriHost Inn & Suites Dewitt                           75            01/24/03
                   AmeriHost Inn & Suites Dowagiac                         64            09/28/01
                   AmeriHost Inn Grand Rapids North, Walker (4)            60            07/05/95
                   AmeriHost Inn Grand Rapids South (4)                    61            06/11/97
                   AmeriHost Inn & Suites Monroe (4)                       63            09/19/97
                                                                       ------
                                                                          383
                                                                       ------

Mississippi        AmeriHost Inn Batesville                                60            04/26/96
                   AmeriHost Inn Tupelo (4)                                61            07/25/97
                                                                       ------
                                                                          121
                                                                       ------

Missouri           AmeriHost Inn Fulton (3)                                62            01/21/99
                   AmeriHost Inn Warrenton                                 63            11/07/97
                                                                       ------
                                                                          125
                                                                       ------

Ohio               AmeriHost Inn Ashland (4)                               62            08/09/96
                   AmeriHost Inn Athens (2)                               100            11/04/89
                   AmeriHost Inn Cambridge                                 71            02/06/98
                   AmeriHost Inn Canal Winchester (2)                      60            04/17/98
                   AmeriHost Inn East Liverpool (2)                        66            10/20/00
                   AmeriHost Inn Jeffersonville South                      60            10/14/98
                   AmeriHost Inn Jeffersonville North                      61            07/20/96
                   AmeriHost Inn Lancaster                                 60            09/04/92
                   AmeriHost Inn Logan                                     60            04/16/93
                   AmeriHost Inn Marysville (4)                            78            06/01/90
                   AmeriHost Inn Maumee (2)                                85            07/24/02
                   AmeriHost Inn Oxford (2)                                61            12/04/00
                   AmeriHost Inn Rickenbacker (2)                          96            04/18/03
                   AmeriHost Inn St Mary's                                 61            11/25/97
                   AmeriHost Inn Wilmington                                61            02/21/97
                   AmeriHost Inn Wooster East (4)                          57            01/18/94
                   AmeriHost Inn Wooster North (4)                         60            10/20/95
                   Ramada Inn Dayton (3)                                  215            01/20/92
                                                                       ------
                                                                        1,374

Oklahoma           AmeriHost Inn & Suites Enid (2) (3)                     60            06/11/98
                                                                       ------

Pennsylvania       Days Inn Altoona  (3)                                  139            08/31/92
                                                                       ------

Tennessee          AmeriHost Inn Jackson  (4)                              60            04/01/98
                                                                       ------

Texas              AmeriHost Inn McKinney (4)                              61            01/07/97
                                                                       ------

West Virginia      AmeriHost Inn Parkersburg North                         78            06/26/95
                   AmeriHost Inn Weirton (2)                               79
                                                                       ------
                                                                          157

Wisconsin          AmeriHost Inn & Suites Lomira                           60            06/08/01
                   AmeriHost Inn Mosinee  (4)                              53            04/30/93
                                                                       ------
                                                                          113
                                                                       ------

                                              TOTAL ROOMS               3,612
                                              TOTAL PROPERTIES             50

(1) Unless otherwise noted, the Company owns a direct or indirect equity or leasehold interest in the hotel.

(2) Indicates properties that are currently co-managed with an unaffiliated third party.

(3) Indicates properties that were sold or disposed of subsequent to December 31, 2004.


(4)   Indicates properties that are leased from PMC.

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

Our AmeriHost Inn hotels have typically been designed and constructed using a two- or three-story prototype, averaging 60 to 65 rooms, interior corridors and an indoor pool area with the newer hotels being built with our larger prototype expected to average 80 to 100 rooms. The AmeriHost Inn hotel's amenities and services include a whirlpool in the indoor pool area, exercise room, meeting room and extensive exterior lighting for added security. The standard AmeriHost Inn guest room features an electronic card-key lock, in-room safe, in-room coffee maker, telephone with data port for personal computer, a work area and a 25" color television with premium cable service or movies on demand. In addition, each AmeriHost Inn hotel typically contains 10% to 20% whirlpool suites which provide extra amenities, such as in-room whirlpools, microwave ovens, compact refrigerators and an expanded sitting area. These whirlpool suites generate higher rates than those of a standard room. AmeriHost Inn hotels do not contain food and beverage facilities normally associated with full-service hotels. Food service for hotel guests is generally available from adjacent or nearby free-standing restaurants which are independently owned and operated. However, our hotels do provide a continental breakfast.

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

We have historically targeted smaller town markets for new hotel development. Over the past two years, we changed our focus and primarily seek to develop hotels in larger, secondary markets, with established, multiple demand generators such as major traffic arteries, office complexes, industrial parks, shopping malls, colleges and universities or tourist attractions, as the principal location for the development and construction of AmeriHost Inn hotels. An AmeriHost Inn hotel typically is positioned to attract both business and leisure travelers seeking consistent amenities and quality rooms at reasonable rates, generally ranging from $50 to $80 per night, depending on general economic and local market conditions and seasonality.

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

Of our 47 AmeriHost Inn hotels at December 31, 2004, 28 were either wholly owned by us or we participate in as joint venture partner while our wholly owned subsidiary leased the remaining 19 hotels from PMC pursuant to long-term lease agreements that were recently modified to provide for their sale over the next four years (See "Leased Hotel Properties" above).

Other Owned Hotels

We primarily acquired our non-AmeriHost Inn hotels through joint ventures prior to 1993. These hotels are owned, operated and managed principally as part of national franchise systems under such brands as Days Inn or Ramada Inn. Cendant also owns these brands. As of December 31, 2004, we had an ownership interest in two non-AmeriHost Inn hotels and leased one non-AmeriHost hotel through a joint venture. Two of the non-AmeriHost Inn hotels are full-service hotels that contain food and beverage facilities. These hotels have generally under performed our AmeriHost Inn hotels.

As part of our strategy to focus on development and ownership of AmeriHost Inn hotels, we intend to dispose of all our non-AmeriHost Inn hotels. In February 2005, the lease was terminated on the Ramada Inn Dayton hotel and one of the owned non-AmeriHost Inn hotels was sold. The last non-AmeriHost Inn is currently under contract for sale which is expected to be consummated within the next six months. The net proceeds from the sales of these hotels, will be used for working capital purposes or the development of additional AmeriHost Inn hotels.

Hotel Revenue Results

Same room revenues for all AmeriHost Inn hotels we owned and operated, including unconsolidated minority-owned hotels, are presented below. These results relate to all the AmeriHost Inn hotels that had been open as of December 31, 2004 and operating for at least 13 full months during the periods presented.

                                                Three Months Ended  Twelve Months Ended
                                                    December 31         December 31
                                                ------------------  -------------------
Occupancy - 2004                                       51.5%                 56.4%
Occupancy - 2003                                       52.1%                 56.0%
Increase (decrease)                                    (1.2)%                 0.7%

Average Daily Rate - 2004                            $57.70                $57.72
Average Daily Rate - 2003                            $56.86                $57.11
Increase (decrease)                                     1.5%                  1.1%

Revenue per Available Room - 2004                    $29.71                $32.56
Revenue per Available Room - 2003                    $29.65                $32.00
Increase (decrease)                                     0.2%                  1.8%

The table below shows our same room average occupancy, ADR and RevPAR in 2004 for our AmeriHost Inn hotels and for our other branded hotels. These statistics include the AmeriHost Inn hotels and other branded hotels open and operating for a period of more than 13 months as of December 31, 2004.

                                             Average          Average           Revenue Per
                                            Occupancy        Daily Rate        Available Room
                                            ---------        ----------        --------------
AmeriHost Inn (46 hotels)                     57.2%            $58.09              $33.24
Other Brand (3 hotels)                        42.2%            $52.98              $22.36

         All hotels (49)                      55.1%            $57.53              $31.67

The table below shows our AmeriHost Inn hotel averages for occupancy percentage, average daily rate ("ADR") and RevPAR in 2004, broken down by various locations. These statistics include all of our AmeriHost Inn hotels open and operating for a period of more than 13 months as of December 31, 2004.

                                                               Average           Average           Revenue Per
                                                              Occupancy        Daily Rate        Available Room
                                                              ---------        ----------        ---------------
Ohio (17 hotels)                                                54.4%             $62.60              $34.05
Illinois, Iowa and Wisconsin (10 hotels)                        60.5%             $53.84              $32.57
Michigan (6 hotels)                                             48.2%             $57.19              $27.58
Georgia, Mississippi and West Virginia (4 hotels)               63.2%             $58.75              $37.15
Indiana and Kentucky (4 hotels)                                 60.5%             $57.27              $34.66
Texas (1 hotel)                                                 59.8%             $52.19              $31.24
Other hotels (4 hotels located in Tennessee,
   Missouri and Oklahoma)                                       64.6%             $53.90              $34.84
                                                                ----              ------              ------

         All AmeriHost Inn hotels (46 hotels)                   57.2%             $58.09              $33.24

LODGING INDUSTRY

The United States lodging industry's performance is strongly correlated to the general economic trends and activity, with changes in gross national product affecting both room supply and demand. These fluctuations result in cyclical changes in average occupancy rates, average daily rates, and revenue per available room. After the recession of the early 1990's, the United States lodging industry showed significant improvement throughout the mid and late 1990s in terms of aggregate RevPAR and profitability results. In 2000, the industry had its most profitable year ever, and the growth in hotel room demand peaked. In 2001, the United States lodging industry was severely impacted by the economic downturn, the September 11th terrorist attacks and excess supply. Although, the rate of industry-wide decline slowed in 2002 versus 2001, the industry remained in a stagnant-to-downward trend during most of 2003 and has improved in 2004, which improvement is expected to continue in 2005. The following statistics, as reported by Smith Travel Research, a leading industry analyst, represent the results for the mid-scale without food & beverage segment for the East North Central region of the U.S. (defined as Illinois, Indiana, Michigan, Ohio, and Wisconsin), which is where the majority of our hotels are located:

                                       2001          2002          2003         2004
                                       ----          ----          ----         ----
Occupancy %                            58.2%         58.0%         57.7%        58.7%

Percentage change in                   -5.6%         -0.3%         -0.6%        +1.8%
occupancy from prior year

Percentage change in average           +1.4%         -0.9%         +0.3%        +2.0%
daily rate from prior year

Percentage change in RevPAR            -4.2%         -1.2%         -0.3%        +3.8%
from prior year

Our hotel operating results have been affected by the downward economic and industry trends in 2001 and 2002 and for most of 2003, although in 2002 our hotels were impacted to a lesser degree than its competitors with respect to RevPAR results. For 2002, same room RevPar for our AmeriHost Inn hotels increased 3.7%, significantly outpacing the overall lodging industry and the 1.2% decrease in the East North Central region of the limited-service sector according to Smith Travel Research. In 2003, RevPAR decreased 0.3% for the East North Central region of the mid-scale without food and beverage segment, according to Smith Travel Research. Same room RevPAR for our AmeriHost Inn hotels decreased 0.3% in 2003, consistent with the results reported by Smith Travel Research. Same room RevPAR for our AmeriHost Inn hotels increased 1.8% in 2004, compared to a 3.8% increase reported for the East North Central region of the mid-scale without food and beverage segment. While the RevPAR results for our AmeriHost Inn hotels improved during 2004 compared to the prior year, they did not increase at the same rate as the East North Central industry segment.

The lodging industry's performance, and the related travel patterns of both business and leisure travelers, generally follows the trends of the overall U.S. economy, with the lodging industry typically lagging six to nine months behind the U.S. economy. Both the U.S. economy and the lodging industry began to decline in 2001. As the U.S. economy began to show signs of improvement in 2003, the lodging industry has followed in the latter part of 2003 and continued to improve in 2004. However, the economic recovery in the Midwestern United States, which is primarily where our hotels are located, has lagged behind the general U.S. economic recovery. In fact, the lodging industry in certain Midwestern states has not shown any significant signs of recovery. While our hotel revenues have increased in 2004, they have not increased to the same extent as the overall U.S. lodging industry, as reported by industry analysts. Nevertheless, based on the economic forecasts such as the GDP growth forecast, our industry outlook for the remainder of 2005 is optimistic with respect to hotel revenue growth.

Historically, as mentioned above, lodging demand in the United States correlates to changes in U.S. Gross Domestic Product (GDP) growth, with typically a two to three quarter lag period. Therefore, given the relatively strong U.S. GDP growth in the past six months and the projections for the balance of 2005, an improvement in 2005 in lodging demand is predicted by industry analysts. Such improvement, and its continuation beyond 2005 will be dependent upon several factors including: the strength of the economy; the correlation of hotel demand to new hotel supply; and the impact of global or domestic events on travel and the hotel industry.

Most analysts predict, consistent with historical industry results, that the mid-scale without food and beverage segment, should outperform the industry trends outlined above. There can be no assurance that such mid-scale without food and beverage segment will outperform the industry, or that our hotels will achieve industry or sector wide increases in line with such forecasts. As discussed above, we expect our hotels to participate in such industry upturn; however, there can be no assurance that any improvement will be realized.

DEVELOPMENT AND CONSTRUCTION

We pursue new hotel development business utilizing an interdisciplinary staff composed of architects, interior designers, purchasing consultants, and construction professionals to perform many tasks in-house, thereby reducing costly outsourced services and the length of time needed to construct our hotels. By administering the building process with our own staff, we believe we are often able to offer a competitive advantage in terms of pricing, and length of time for construction, compared to other developers.

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

Our newer hotel development prototype meant for larger markets includes amenities such as a sundry shop, guest laundry, a business center, a larger exercise room, and a game room. We expect to utilize the upgraded prototype in most of our new developments in 2005, subject to Cendant's approval as franchisor on all new development projects.

Development and Construction Growth Strategy

Having developed more than 100 hotels throughout the continental United States, we believe we have a strong reputation in construction and development that enables us to effectively market these services to unaffiliated entities. The association with Cendant in franchise development and brand growth affords us an opportunity to offer and provide these services for a fee to potential Cendant franchisees. Part of our development growth objectives include the pursuit of such third-party income streams. Hotel development activity is summarized as follows:

                                        2004                          2003                          2002
                           ----------------------------  ----------------------------  ----------------------------
                           Unaffiliated &                Unaffiliated &                Unaffiliated &
                           Unconsolidated  Consolidated  Unconsolidated  Consolidated  Unconsolidated  Consolidated
                             Hotels (1)     Hotels (2)    Hotels  (1)     Hotels (2)     Hotels  (1)    Hotels (2)
                           --------------  ------------  --------------  ------------  --------------  ------------
Under construction at
   beginning of year              1             -              1               3             2               3

   Starts                         1             -              1               -             1               2

   Completions                    1             -              1               3             2               2
                                ---           ---            ---             ---           ---             ---
Under construction at
   end of year                    1             -              1               -             1               3
                                ===           ===            ===             ===           ===             ===

(1) hotels developed/constructed for unaffiliated third parties and entities in which the Company holds a non-controlling, minority ownership interest

(2) hotels developed/constructed for the Company's own account and for entities in which the Company has a controlling ownership interest

During 2004, we completed construction on one AmeriHost Inn hotel, which was started in 2003 and began construction on one additional AmeriHost Inn hotel. We also formed another joint venture in 2004 for the construction of an AmeriHost Inn hotel. The financing for this project has been committed by the equity partners and mortgage debt lender, however this project has been delayed due primarily to weather conditions. We expect to close on the financing and begin construction on this project in the second quarter of 2005. The one AmeriHost Inn hotel currently under construction is scheduled to open in the second quarter of 2005.

The pace of new developments slowed over the past few years, primarily as a result of the economic downturn, especially as it related to the lodging industry, as well as the lack of capital available to us for the development of new hotels. However, we currently have five land sites under contract to purchase for potential hotel developments located in California and North Carolina. Several additional potential AmeriHost Inn sites have been identified in California, the Midwest and Southeastern United States. We believe that additional hotel developments in California and the Midwest will build on our historical development success and brand awareness in those regions. The Southeast U. S. has been identified as a region for possible expansion due to its positive population and employment growth trends, availability of reasonably priced land sites, and supply of existing older hotels which are deemed to be competitively "at risk" to the introduction of more modern and physically attractive hotel facilities. We are also assessing a strategy involving the acquisition of existing hotels with the conversion to the AmeriHost Inn brand. An increase in the pace of our hotel development activity is essential to our strategic business plan. We are currently in discussions with potential joint venture partners, and have engaged a financing specialist, on a fee for success basis, to assist us in identifying and securing both equity and mortgage debt financing for all of the pending hotel development projects. In addition, in an effort to accelerate our hotel development program, we have also entered into a non-binding letter of intent with a lender to provide $3.0 million under a term note, with the majority to be used for land acquisition prior to the formation and funding of joint ventures, however there can be no assurance that this facility will be consummated, or on terms deemed favorable to us.

In 2005, we will continue our emphasis on working with existing and new joint venture partners, and with non-affiliated parties in developing and providing "turnkey" completed AmeriHost Inn hotels. Under our franchise agreements with Cendant, we can claim exclusive rights to certain geographic markets for a period of time, allowing us to build a strong presence in that market to achieve economies of scale and competitive advantages.

Historically, we have financed our hotel development and construction through a combination of equity and debt or lease financing, with the equity typically provided by us and/or our joint venture partners, debt financing typically provided by local or regional banks, and leasing arrangements provided by PMC Commercial Trust, a real estate investment trust. The AmeriHost Inn hotel under construction at December 31, 2004, is being financed by a joint venture ownership entity through a combination of mortgage debt and equity.

We believe that we can develop and operate additional AmeriHost Inn hotels in larger, secondary markets that will achieve occupancies and average daily rates similar to those achieved by its local mid-market, limited-service hotel competition. Moreover, we believe that the development of additional AmeriHost Inn hotels, through the Company as well as through additional AmeriHost Inn franchise sales by Cendant, and the resulting expanded geographic diversity will continue to enhance the awareness of the AmeriHost Inn brand, improving revenues and market penetration at existing, as well as future, AmeriHost Inn hotels. We believe that leveraging our expertise in hotel development and management by providing these services to unaffiliated parties, including other Cendant franchisees will also assist us in reaching our financial objectives.

Joint Venture Hotel Development

As of December 31, 2004, we had 14 hotel joint ventures (including one vacant parcel holding and one hotel under construction), including multiple projects with certain joint venture partners, and additional potential joint venture projects that are in the final stages of the development process. Our joint ventures have taken various forms, including general partnerships, limited partnerships, and limited liability companies. Each joint venture has been formed with respect to a particular hotel project and reflects the characteristics of that project, including the relative contributions, in cash, property or services, of its partners. In most instances, the joint venture has taken the form of a limited partnership or a limited liability company, with a wholly-owned subsidiary of the Company serving as a general partner or managing member with sole or joint management authority. Our subsidiary, as general partner or managing member, has typically received an ownership interest ranging from 1% to 30% for contributing our expertise. In certain cases, the subsidiary also has contributed a minimal amount of cash. The limited partners or members (which may include the Company or its affiliates in some instances) have typically contributed the cash equity required to fund the project and have received interests proportionate to their contributions. A typical joint venture agreement provides that the profits and losses of the entity will be allocated among the partners in proportion to their respective interests. However, the distribution of operating cash flow and asset sale proceeds to us in proportion to our ownership interest is often subordinate to the prior return of capital and other distributions payable to the other joint venture partners. As the general partner or managing member, our subsidiary generally has significant management authority with respect to the day-to-day operations of the joint venture. In certain instances, the joint venture agreement or applicable law provides to the other joint venture partners the right to amend the joint venture agreement, approve or prevent a transfer of the general partner's partnership interest, remove the general partner for cause, approve significant transactions or dissolve the joint venture. Furthermore, in certain cases, we are obligated and/or have funded operating shortfalls on behalf of the joint ventures, usually in the form of interest-bearing loans. The joint venture agreements do not typically restrict our right to engage in related or competitive business activities. As part of our strategic plan, we intend to pursue additional joint venture arrangements for the development of new AmeriHost Inn hotels.

HOTEL OPERATIONS

Our operating goal is to provide customers with a consistent lodging experience by offering a set of amenities and services that meet or exceed the customer's expectations. We developed a set of standards and procedures for all aspects of operating an AmeriHost Inn hotel, including management, accounting, marketing, quality control, housekeeping, human resource administration, training, auditing, and purchasing.

Our Senior Vice President of Operations is responsible for implementing strategic objectives for all hotel operations with a goal of maximizing RevPAR and profitability. In pursuit of such goals, the Senior Vice President of Operations supervises the Regional Directors of Operations, who in turn oversee the General Managers of the hotels. The General Managers, in turn, train, develop and oversee their hotel's operational teams. Each Regional Director of Operations is responsible for ten to 15 hotels, depending on size and the geographic dispersion of the properties. Regional Support Managers report to the Regional Directors of Operations and provide training and sales support to the region. We also have corporate sales, marketing and revenue management personnel who provide support for national, regional and local marketing efforts, as directed by our Vice President of Sales and Marketing. Our internal auditors perform operational audits of each hotel, at least once a year. Their responsibilities include a review of financial reports, cash, receivables, operational standards, cleanliness, security and federal and state compliance matters. This department also provides on-site training for General Managers and other on-site personnel.

During the last quarter of 2003, and the early part of 2004, we implemented our "Heads in Beds" room revenue enhancement initiative. This program is focused on increasing revenues with the reorganization of the sales and marketing department. We have also pursued additional third party Internet booking sites that offer incremental revenue opportunities, and have built web pages for many of the hotels in an effort to improve placement on Internet search engines. Our corporate level Revenue Manager position is responsible for the optimization of room rate opportunities and the growth of the reservation distribution channels.

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

Our corporate and regional sales/marketing personnel, and our general managers, also will continue to utilize Cendant's reservation system, the Internet and other distribution channels in their efforts to increase hotel revenues. The franchisor, Cendant, maintains a toll-free reservation number for the AmeriHost Inn system, which allows guests to make reservations at any one of the AmeriHost Inn hotels nationwide. In addition, the AmeriHost Inn web site is capable of accepting reservations on-line, further improving guests' ability to easily reserve rooms. We also participate in the Global Distribution System (GDS) and Cendant's Internet distribution channels. GDS is the airline reservation system utilized by travel agents to make hotel bookings. The franchise system also periodically implements local and regional marketing campaigns using radio, newspaper, direct mail and other marketing/sales initiatives. As part of its franchise agreements with Cendant, all franchisees, including the Company, contribute to the marketing fund used to promote the brand on a national level. In addition, Cendant maintains a frequent guest stay rewards program, called "TripRewards," which includes the AmeriHost Inn brand as well as Cendant's other hotel brands. These reward programs have become very prevalent in the lodging industry, and have proven to substantially increase brand awareness and guest loyalty. We believe that this program, over time, will help all AmeriHost Inn hotels, including ours, increase revenue.

We have developed a centralized financial management system, which includes cash management, accounts payable, the generation of daily financial and operational information and monthly financial statements. This reporting system allows property, regional and senior management to closely monitor operating results. We provide standard operating procedures to maximize uniform and efficient financial reporting. These efficiencies allow the property management to focus on the operation and marketing of the hotel. The centralized financial management reporting system also enhances the quality and reporting of internal financial reports. In addition, since our employee leasing subsidiary employs all of the approximately 835 hotel personnel, the costs of certain payroll and related expenses are lower than if each hotel maintained its own employees. Similarly, this system allows us to offer more attractive health insurance programs to our employees.

Hotel Management and Employee Leasing Expertise

We offer complete operational and financial management services, including sales, marketing, quality control, training, purchasing and accounting. This expertise is used for our own account, as well as for joint ventures pursuant to written management contracts. However, under certain management contracts, our joint venture partners or co-managers are responsible for the day-to-day operational management, while we provide full financial management and operational consulting and assistance. As of December 31, 2004 we managed, co-managed, or provided accounting services for all of the hotels in which we had an ownership interest, including fourteen joint ventures.

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

We provide employee leasing services to hotels in which we have a minority ownership interest. Under our employee leasing program, we employ all of the personnel working at the participating hotels and lease them to the hotel owners pursuant to written agreements. Employee leasing allows individual hotel owners with minimal employees to benefit from economies of scale on personnel-related costs that result from our employee population of approximately 835 hotel employees. Our employee leasing agreements typically provide for one-year terms, with automatic one-year renewals. We generally receive fees from each participating hotel in an amount equal to the gross payroll costs for the leased employees, including all related taxes and benefits, plus a percentage of the gross payroll.

COMPETITION

There is significant competition in the mid-price, limited- and full-service segments of the lodging industry. There are numerous hotel chains that operate on a national or regional basis, as well as other hotels, motor inns and other independent lodging establishments throughout the United States and in the markets in which we operate. Several of these chains or franchisors have a much larger inventory of hotels within their franchise system than the AmeriHost Inn brand. Competition is primarily in the areas of price, location, age and quality of product, services, amenities, and the ability of the franchisor's marketing efforts, reservation system, and other distribution channels, to bring guests to the hotel. Many of our competitors have recognized trade names, greater resources and longer operating histories than our hotels and their franchise systems.

There are a number of companies that develop, construct and renovate hotels. Some of these companies perform these services only for their own account, while others actively pursue contracts for these services with third-party owners.

There are also many hotel management companies that provide management services to hotels similar to the services we provide.

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

FRANCHISE AGREEMENTS

At December 31, 2004, we had franchise agreements (collectively, the "Franchise Agreements") with AmeriHost Inn Franchise Systems, Inc. for our AmeriHost Inn hotels, and with Days Inn of America, Inc., and Ramada Franchise Systems, Inc. for our other branded hotels. Although the terms of the various Franchise Agreements differ, each requires us to pay a monthly fee for the right to operate the hotel under the "flag" of that Franchisor and to have access to the other benefits provided by such Franchisor, including access to reservation systems, marketing plans and use of trademarks. Pursuant to the sale of the AmeriHost Inn brand and franchising rights to Cendant, we operate our AmeriHost Inn hotels under favorable terms with respect to the monthly franchise fees. The fees, including the marketing and reservation system assessments, typically range between 4% and 10% of gross room rental revenue. In addition, we and/or the joint venture which owns a hotel operated pursuant to a Franchise Agreement has ongoing obligations to maintain the quality and condition of the hotel to the standards required by the Franchisor. The term of a Franchise Agreement typically is between 10 and 20 years, with a substantial penalty for early termination by the joint venture entity or us. We believe that we are in compliance with all our Franchise Agreements, and the loss of any one of the Franchise Agreements would not have a material impact on us. Our AmeriHost Inn franchise agreements expire in 2020 through 2024. Two of our franchise agreements for non-AmeriHost Inn hotels were terminated subsequent to December 31, 2004 in connection with their sale or disposition (see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Subsequent Events"). The remaining non-AmeriHost Inn franchise agreement expires in 2015.

EMPLOYEES

As of December 31, 2004, the Company and its subsidiaries had 889 full and part-time employees:

Hotel Management:
    Operations                                 25
    Accounting and finance                      8
    Property general managers                  50

Hotel Development and Construction:            10

Hotel Operations:                             672

Corporate:
    General and administrative                  6
    Executive officers                          3

Employee Leasing:
    General and administrative                  2
    Operations                                113
                                              ---
                                              889
                                              ===

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

For purposes of shareholder communication directly with our board or suggestions of qualified director candidates for consideration by the Corporate Governance/Nominating Committee, the website also contains an email link to independent director Mr. Andrew E. Shapiro, Chairman of the Corporate Governance/Nominating Committee.

ENVIRONMENTAL LAWS

We review and monitor compliance with federal, state and local provisions, which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment. For the year ended December 31, 2004, we did not incur any material capital expenditures for environmental control facilities nor do we anticipate incurring material amounts during the year ending December 31, 2005. See also, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading, "Government Regulation."

ITEM 2. PROPERTIES.

The Company owns the office building in which its corporate offices and the offices of its wholly-owned subsidiaries are located at 2355 South Arlington Heights Road, Suite 400, Arlington Heights, Illinois 60005. The five-story building contains approximately 53,000 rentable square feet, of which the Company occupies approximately 13,000 square feet. Approximately 73% of the space is occupied, including the space leased to various tenants under long-term agreements, and we have engaged a broker to assist us in leasing the remainder of the available space. This office building is pledged to secure related long-term mortgage debt. We continuously monitor alternatives with respect to ownership and operation of this office building, including a sale of the building.

At December 31, 2004, we had a 100% or controlling ownership or leasehold interest in 41 operating hotels located in 15 states. The land, building, furniture, fixtures and equipment and construction in progress for these hotels are reflected in our Consolidated Balance Sheet at December 31, 2004. These assets were substantially pledged to secure related long-term mortgage debt and secondarily, our Corporate line of credit. See Item 1 - Business and Notes 6 and 7 to the Consolidated Financial Statements contained under Item 15.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual shareholders' meeting was held on December 22, 2004. Two matters were voted with the following results:

      Matter 1: Election of Directors

     Director                For          Authority Withheld
 ------------------       ---------       ------------------
 Kenneth M. Fell          3,786,710              62,477
 Andrew E. Shapiro        3,786,810              62,377
 Salomon J. Dayan         3,786,610              62,577
 Thomas J. Romano         3,786,810              62,377
 Gerald T. LaFlamme       3,786,810              62,377
 Steven J. Belmonte       3,786,710              62,477

      Matter 2: Ratify Appointment of Grant Thornton LLP as Independent Auditors

                            For        Against     Abstain
                         ---------     -------     -------
Total Shares Voted       3,787,910      59,377      1,900

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

During 2004, our Common Stock was included for quotation on the NASDAQ National Market under the symbol HOST. Effective January 28, 2005, our Common Stock began trading on the NASDAQ Small Cap Market, also under the symbol HOST. As of March 29, 2005, there were 515 holders of record of our Common Stock. The following table shows the range of reported high and low closing prices per share.

                                                          High($)   Low($)
                                                          ------    ------
FISCAL 2003
   First quarter                                            3.53      3.00
   Second quarter                                           3.35      2.56
   Third quarter                                            3.66      3.09
   Fourth quarter                                           4.14      3.48

FISCAL 2004
   First quarter                                            3.98      2.55
   Second quarter                                           3.66      3.01
   Third quarter                                            3.45      2.61
   Fourth quarter                                           3.40      2.50

FISCAL 2005
   First quarter (through March 29, 2005)                   3.12      2.58

We have not declared or paid any cash dividends on our common stock. We currently intend to retain any earnings for use in our business and, therefore, do not anticipate paying any cash dividends in 2005. However, from time to time, we may utilize cash to purchase our common stock. Currently, the Board of Directors has authorized us to buy back, at any time and without notice, up to 1,000,000 shares of our common stock under certain conditions. To date, under this authorization we have repurchased 36,800 shares. In addition to the shares repurchased under this authorization, we executed a reverse-forward stock split in 2003 whereby approximately 33,000 shares held by shareholders owning less than 100 shares each were redeemed and converted into a right to receive cash. No shares of common stock were repurchased during the fourth quarter of 2004. Any future determination to pay cash dividends or to purchase common stock will be made in light of our earnings, financial position, capital requirements and such other factors as the board of directors deems relevant.

We have not granted or issued any unregistered securities during 2004.

The following table sets forth information, as of December 31, 2004, with respect to compensation plans under which equity securities of the Company are authorized for issuance, aggregated by (i) all compensation plans previously approved by the shareholders, and (ii) all compensation plans not previously approved by the shareholders:

                                                                                   Number of shares
                                                                                  remaining available
                                           (a)                                    for future issuance
                                    Number of shares        Weighted average         under equity
                                    to be issued upon       exercise price of     compensation plans
                                       exercise of             outstanding         (excluding shares
                                  outstanding options,      options, warrants        reflected in
                                   warrants and rights         and rights             column (a))
                                  --------------------      -----------------     -------------------
Equity compensation plans
   approved by shareholders               308,500                $   4.43               663,858
Equity compensation plans not
   approved by shareholders(1)            957,458                $   4.20                     -

                                        ---------                --------               -------
Total                                   1,265,958                $   4.25               663,858
                                        =========                ========               =======

      (1) Includes issuances made under our 1996 Nonemployee Director Stock Option Plan and 1996 Omnibus Incentive Stock Plan. Both of these Plans were terminated in 2003.

ITEM 6. SELECTED FINANCIAL DATA.

The selected consolidated financial data presented below has been derived from the Company's consolidated financial statements. The consolidated financial statements for all years presented have been audited by the Company's independent registered public accounting firms, whose reports on such consolidated financial statements for each year of the three-year period ended December 31, 2004, are included herein under Item 15. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto under Item 15 and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                      (in thousands, except per share data)
   (this presentation not covered by independent registered public accounting firms' reports)

                                                             Fiscal Year Ended December 31,
                                              -----------------------------------------------------------
                                                 2004        2003        2002         2001        2000
                                              ----------   ---------   ---------   ----------   ---------
STATEMENT OF OPERATIONS DATA:
  Revenue                                     $   63,442   $  70,916   $  66,643   $   68,124   $  76,151
  Operating costs and expenses                    52,957      56,931      51,598       51,187      58,736
  Depreciation and amortization expense            2,334       3,281       4,028        3,899       4,542
  Leasehold rents - hotels                         4,088       4,823       4,908        5,833       6,525
  Corporate general and administrative             3,498       2,420       2,199        1,908       1,695
  Impairment provision                             1,292       5,070         542            -           -
  Operating income (loss)                           (727)     (1,609)      3,368        5,297       4,653

  Interest Expense, Net                            4,567       4,087       4,273        3,790       4,819
  Gain on sale of fixed assets                       283         400         727        1,286       6,663

  Net Income (Loss) Before Discontinued
    operations                                    (3,454)     (3,710)       (376)         971       4,010
  Discontinued operations                         (2,183)     (1,909)     (1,334)        (215)          -
                                              ----------   ---------   ---------   ----------   ---------
  Net income (loss)                           $   (5,637)  $  (5,619)  $  (1,710)  $      755   $   4,010
                                              ==========   =========   =========   ==========   =========

  Net income (loss) per share - basic:
      From continuing operations              $    (0.69)  $   (0.74)  $   (0.08)  $     0.19   $    0.81
      From discontinued operations                 (0.43)      (0.38)      (0.26)       (0.04)          -
                                              ----------   ---------   ---------   ----------   ---------
                                              $    (1.12)  $   (1.12)  $   (0.34)  $     0.15   $    0.81
                                              ==========   =========   =========   ==========   =========
  Net income (loss) per share-diluted:
      From continuing operations              $    (0.69)  $   (0.74)  $   (0.08)  $     0.17   $    0.74
      From discontinued operations                 (0.43)      (0.38)      (0.26)       (0.04)          -
                                              ----------   ---------   ---------   ----------   ---------
                                              $    (1.12)  $   (1.12)  $   (0.34)  $     0.13   $    0.74
                                              ==========   =========   =========   ==========   =========
  Weighted average shares outstanding:
        Basic                                      5,014       5,012       4,958        4,975       4,976
                                              ==========   =========   =========   ==========   =========
        Diluted                                    5,014       5,012       4,958        5,182       5,272
                                              ==========   =========   =========   ==========   =========

BALANCE SHEET DATA:
  Total assets                                $  103,362   $  99,713   $ 119,934   $  114,888   $  98,143
  Long-term debt, including current portion       38,818      27,708      76,242       76,198      58,604
  Liabilities of assets held for sale             43,508      38,126           -            -           -

  Working capital (deficiency)                    (6,392)     (2,500)     (8,995)      (4,575)     (4,172)
  Shareholders' equity                             6,507      11,787      17,370       19,067      18,266
  Deferred income                                  6,126      11,362      10,867       10,715      12,196

OTHER DATA:
  Cash provided by (used in) operating
    activities                                    17,853      20,366      14,330       15,507       1,218
  Cash provided by (used in) investing
    activities                                     4,197      (6,013)    (17,073)     (27,105)      2,728
  Cash (used in) provided by financing
    activities                                   (23,115)    (14,699)      1,964       14,617      (5,983)
  Capital expenditures                              (992)     (7,088)    (18,583)     (25,400)    (10,434)

AMERIHOST INN HOTEL OPERATING STATISTICS:
  Hotels operated/managed at December 31              47          57          62           66          72
  Hotel rooms operated/managed at December 31      3,108       3,735       3,995        4,229       4,590
  Average occupancy                                 57.2%      55.7%        57.4%        56.1%       59.1%
  Average daily rate                          $    58.09   $   57.36   $   57.48   $    58.53   $   56.75

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

Information both included and incorporated by reference in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on various assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as "intend," "plan," "may," "should," "will," "project," "estimate," "anticipate," "believe," "expect," "continue," "potential," "opportunity," and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. All statements regarding our expected financial position, business and financing plans are forward-looking statements.

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

      -     ability to refinance debt;

      -     rising interest rates;

      -     rising insurance premiums;

      -     competition;

      - supply and demand for hotel rooms in our current and proposed market areas, including the existing and continuing weakness in business travel and lower-than-expected daily room rates; and

      - other factors that may influence the travel industry, including rising fuel prices and health, safety and economic factors.

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

EXECUTIVE OVERVIEW

We are engaged primarily in developing, selling, owning, operating and managing limited service hotels, without food and beverage facilities, primarily AmeriHost Inn hotels. Our hotels are concentrated primarily in the Midwestern United States, however we have developed a number of hotel properties in California and the South Central U.S. over the past several years. Our portfolio, as well as the changes and sales in 2004 is summarized as follows:

                            Hotels at         Hotels            Hotels        Consolidation of      Hotels at
                            12/31/03      Sold/Disposed    Opened/Acquired   Joint Ventures (2)     12/31/04
                          -------------   --------------   ---------------   ------------------   -------------
                          Hotels  Rooms   Hotels   Rooms   Hotels    Rooms   Hotels       Rooms   Hotels  Rooms
                          ------  -----   ------  ------   ------    -----   ------       -----   ------  -----
Consolidated (1):
AmeriHost Inn hotel         49    3,161    (11)     (706)     -        -        2          120       40    2,57
   Other brands              5      692     (2)     (188)     -        -        -            -        3     504
                            --    -----    ---    ------     --       --       --          ---       --    ----
                            54    3,853    (13)     (894)     -        -        2          120       43    3,07
                            --    -----    ---    ------     --       --       --          ---       --    ----
Unconsolidated:
   AmeriHost Inn hotels      8      574      -         -      1       79       (2)        (120)       7      53
   Other brands              2      228     (2)     (228)     -        -        -            -        -       -
                            --    -----    ---    ------     --       --       --          ---       --    ----
                            10      802     (2)     (228)     1       79       (2)        (120)       7      53
                            --    -----    ---    ------     --       --       --          ---       --    ----
Totals:
   AmeriHost Inn hotels     57    3,735    (11)     (706)     1       79        -            -       47     310
   Other brands              7      920     (4)     (416)     -        -        -            -        3      50
                            --    -----    ---    ------     --       --       --          ---       --    ----
                            64    4,655    (15)   (1,122)     1       79        -            -       50    3,61
                            ==    =====    ===    ======     ==       ==       ==          ===       ==    ====

(1) Consolidated hotels are those in which we have a 100% or controlling ownership interest or a leasehold interest.

(2) Includes two unconsolidated AmeriHost Inn hotels that became consolidated hotels in 2004 in accordance with FIN 46.

Our AmeriHost Inn hotels operate under franchise agreements with Cendant. Our other brand hotels are those hotels operated under other national franchise affiliations, Days Inn, and Ramada Inn. These brands are also owned by Cendant.

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

      - Development and construction revenues consisting of fees for new development, syndication, construction and renovation activities.

      -     Revenue from selling of our consolidated AmeriHost Inn hotels.

      - Incentive and royalty sharing fees consisting of the amortization of one-time development incentive fees received from Cendant, and our portion of the AmeriHost Inn franchise royalty fees Cendant receives from all other AmeriHost Inn franchisees and pays to us.

Sources of Revenue (continued)

We also generate revenue from additional secondary sources:

      - Management and employee leasing revenues consisting of fees from third parties and joint ventures for hotel management and employee leasing services.

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

Hotel and corporate level financing

Our company-owned and operated hotels have been financed historically through either a combination of debt and equity, or lease financing. Our lenders are typically local or regional banks, or other financial institutions, that provide mortgage debt based on a percentage of cost or value, as determined by each individual lender. The loan to value ratios have typically ranged from 60%-75%. The equity requirement has been funded through our operating cash flow or other corporate financing resources, such as our operating line-of-credit.

Our joint ventures have also historically been financed through a combination of debt and equity, similar to the terms discussed above, and in one case, through a long-term lease. We have also typically made an equity contribution of up to 30% of the total equity as a minority partner. In addition, we have guaranteed the mortgage debt of the joint venture in most instances. We have engaged a financing specialist, on a fee for success basis, to assist us in identifying and securing both equity and mortgage debt financing for our pending hotel development projects.

In an effort to accelerate our hotel development program and provide working capital, we have entered into non-binding letters of intent with two separate lenders to provide us with $2.75 - $3.0 million. If one of these financing transactions is consummated, the other financing would not be pursued. We intend to utilize a portion of the proceeds for working capital, and the majority for land acquisition prior to the formation and funding of joint ventures, or other uses to assist in the acceleration of our hotel development program. We believe that the ability to purchase desirable land sites on a timely basis would create additional investment opportunities for joint venture developments. We may terminate either non-binding commitment at any time prior to a closing, however would be responsible for due diligence and legal costs incurred by us or the lender, which is expected to be less than $25,000.

There can be no assurance that we will obtain the financing evidenced by these non-binding term sheets on terms and conditions favorable to us, if at all. If we do not obtain such financing or similar financing, our development activities may not be able to continue as expected.

We paid off approximately $18.5 million in mortgage debt in 2004, in connection with the sale of consolidated hotels. We expect to decrease our mortgage debt further as we sell additional hotels. Total debt service for 2005, excluding mortgages which mature in 2005, is approximately $4.3 million for all of our consolidated hotels. Total debt service for our unconsolidated joint ventures in 2005, excluding mortgages which mature in 2005, is approximately $1.7 million. However, if certain anticipated hotel sales occur, these obligations would decrease as the related mortgage debt would be paid off with the proceeds from the sales.

In 1998 and 1999, our subsidiary completed a sale and lease back transaction with PMC (a REIT) for 30 AmeriHost Inn hotels. Since then, PMC has sold, or we have repurchased, 11 hotels, leaving 19 hotels leased from PMC as of December 31, 2004. One additional PMC leased hotel was sold to a third party in March 2005. The leases expire in 2013 and 2014, including an automatic five-year extension by either our subsidiary or PMC. However, effective October 1, 2004, we modified the lease with PMC (the "Third Amendment"), providing for a 19% reduction in the lease payments and provides for the sale of all hotels over the four years ending September 30, 2008. Our subsidiary's current annual lease payment amount for the remaining PMC leased hotels is approximately $3.7 million. We have guaranteed our subsidiary's obligation under the leases. Pursuant to the Third Amendment, we have also guaranteed certain values to PMC upon the sale of each hotel, with any shortfall becoming our corporate obligation. This shortfall obligation is being financed by PMC, with interest only due monthly at the annual fixed rate of 8.5%. Principal amortization on this obligation begins the earlier of the date the last PMC leased hotel is sold, or October 1, 2008, with one-third of the principal due each year for the following three years. However, if the obligation balance exceeds $4.0 million at any time, we must immediately make a principal payment to reduce the balance to $4.0 million or less. The Deficit Proceeds Note had an outstanding balance of approximately $850,000 as of December 31, 2004.

At the corporate level, our sole financing source is our operating line-of-credit with LaSalle Bank NA. This line-of-credit is a revolving facility, allowing us to take advances when needed, up to the allowed maximum, and to repay any advances without penalty. This facility also requires us to satisfy financial covenants such as minimum net worth, maximum debt to net worth, minimum net income, and minimum debt service ratio. Our current maximum availability under the line-of-credit is $4.0 million, subject to reduced availability as follows: $3.5 million on May 1, 2005, $3.0 million on July 31, 2005 and $2.5 million on October 31, 2005.

We have recently engaged an investment banker/financing specialist, on a fee for success basis, to assist us in identifying and analyzing alternatives to our existing operating line of credit, with the objective of obtaining more favorable terms, including increased availability and a longer duration. However, there can be no assurances that any such alternative financing will be consummated on terms deemed favorable to us, if at all.

Overall industry and economic factors

The lodging industry's performance, and the related travel patterns of both business and leisure travelers, generally follows the trends of the overall U.S. economy. Both the U.S. economy and the lodging industry began to decline in 2001. The performances of our hotels have followed this same trend. As the U.S. economy began to show signs of improvement in 2003, the lodging industry has followed in the latter part of 2003 and continued to improve in 2004. Historically we have seen that lodging demand trends will typically lag six to nine months behind these economic trends. Based on the economic forecasts such as the GDP growth forecast, our industry outlook for 2005 is optimistic.

The downturn in the lodging industry negatively impacted the values of hotel assets. We believe that hotel values stabilized in 2004. Fluctuations in values could have a material impact on net sales proceeds as we intend to complete our formal plan to sell a significant number of hotels in 2005, as well as the continued sale of hotels as part of our strategic business plan and sales required under the PMC lease.

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

The table below shows our same room AmeriHost Inn hotel RevPAR results versus the East North Central region of the mid-scale without food and beverage segment of the limited service hotel industry over the past five years. The results from our AmeriHost Inn hotels have generally been consistent with overall lodging industry performance. Our AmeriHost Inn hotels are concentrated primarily in the Midwestern United States where the trends have lagged 6-12 months behind the overall United States results.

                                                     RevPAR Growth
                                -------------------------------------------------------
                                2000        2001        2002         2003          2004
                                ----        ----        ----         ----          ----
AmeriHost Inn Hotels (1)         5.9%       (2.1%)       3.7%        (0.3%)         1.8%
Limited service segment,
   without food and
   beverage (2)                  3.1%       (4.2%)      (1.2%)       (0.3%)         3.8%

      (1) Includes all AmeriHost Inn hotels we owned and operated, including unconsolidated minority-owned hotels, operating for at least 13 full months during the periods presented.

      (2) Results for the East North Central region, according to Smith Travel Research, a leading industry analyst.

A related revenue measure for our hotels is the RevPAR penetration index. The RevPAR penetration index reflects each property's RevPAR in relation to the RevPAR for that property's competitive set. We use the measure as an indicator of a property's market share. For example, a RevPAR penetration index of 100 would indicate that a hotel's RevPAR is, on average, the same as its competitors. A RevPAR penetration index exceeding 100 would indicate that a hotel maintains a RevPAR premium in relation to its competitive set, while a RevPAR penetration index below 100 would be an indicator that a hotel is under performing its competitive set. One critical component in this calculation is the determination of a hotel's competitive set. Factors that we consider include geographic proximity, as well as the level of service provided at the property. Our methodology for determining a hotel's competitive set, however, may differ for those used by other owners and/or managers. From a market penetration standpoint, in the aggregate, our AmeriHost Inn hotels were at an index of 101.0 as of December 31, 2004. We believe that the following factors may have a negative impact on our AmeriHost Inn RevPar penetration index:

      - the relatively smaller size of the AmeriHost Inn brand compared to many other hotel brands with significant critical mass and market penetration,

      - a lower contribution rate from the AmeriHost Inn reservation system compared to many other hotel brands, and

      - the level of new competition in the local markets which compete directly with our hotels.

Despite some positive trends with regard to same room revenue and RevPAR penetration, the cash flow from the operations of many of our hotels in 2003 and 2004 was not sufficient to pay their related mortgage debt service, lease obligations, and ongoing capital expenditures. Our operating margins declined significantly in 2003 as many expenses increased substantially, including employee wages and benefits, insurance, maintenance, utilities, and property taxes. Many of these expenses continued to increase in 2004, however at a lower rate. In fact, we have been successful in decreasing certain costs in 2004 compared to 2003, such as general insurance expense, which partially offsets the increases in other expense areas including wages and benefits, sales and marketing, and utility costs. However, we anticipate that the cash flow from the operation of many of our hotels will still not be sufficient to pay their respective mortgage debt service, lease obligations, and ongoing capital expenditures. We have a significant amount of debt and obligations under long-term leases, such as the leases with PMC, requiring us to dedicate a substantial portion of our cash flow from our overall operations, including our business activities other than hotel operations, to make these required payments.

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

LaSalle Bank NA, the lender for our corporate line-of-credit has decreased the availability under this facility over the past two years. In March 2005, we renewed this facility with LaSalle Bank through April 30, 2006 at an initial maximum availability of $4.0 million. The terms of the renewal require that the maximum availability under the facility be reduced to $3.5 million on May 1, 2005, reducing further to $3.0 million on July 31, 2005, and to $2.5 million on October 31, 2005. The line-of-credit agreement also provides LaSalle Bank with the right to reduce the maximum availability further, based on future hotel sales, or as deemed necessary. The facility bears interest at the rate of 10% per annum and has no prepayment penalty. We have retained an investment banking firm on a success fee basis to assist in the replacement of this line of credit on terms more favorable to us. However, there can be no assurance that we will be successful with the replacement of, and at terms more favorable to us. As of the date of this report, $4.0 million is outstanding on this line of credit. However, we have available cash reserves of approximately $1.0 million which could be used to reduce the amount outstanding.

Mortgage financing is a critical component of the hotel development process and we are continually seeking financing sources. Periodically, we have engaged hospitality financing specialists to assist us in obtaining debt or equity financing on new hotel projects. The contracts typically provide for fees based on our success in obtaining any such new debt or equity capital on terms acceptable to the Company. If we, or the hotel joint ventures in which we are a partner, are unable to obtain adequate mortgage financing on acceptable terms, our ability to develop new hotels will be significantly limited.

Management's priorities

Based on our primary business objectives and anticipated operating conditions, our key priorities, and focus in 2005 and the next several years include the following:

      - Complete the formal plan to sell a significant number of hotels in our existing hotel portfolio, which hotels in many instances have operated with cash flow that is insufficient to pay their debt service and ongoing capital expenditures during the past year;

      - Facilitate the sale of the PMC hotels at the pace required under the Third Amendment;

      - Expand and increase the rate of our hotel development activities to be developing and/or acquiring and converting hotels at a pace of approximately 8 to 10 hotels annually in the short term, growing to a pace of 10 - 15 hotels annually in the longer term. We intend for this development to primarily be the new construction of our larger AmeriHost Inn prototype, or selective acquisition of existing hotels and their conversion to AmeriHost Inn, in larger markets, primarily through joint ventures where we can earn significant development fees, with the intention of selling these hotels after a shorter holding period than we have historically;

      - Grow our relationships with existing and new joint venture partners in connection with the development of new AmeriHost Inn hotels;

      - Obtain growth capital to finance both the equity and debt required for the anticipated development projects;

      - Improve hotel operation results through a combination of selling hotels, revenue generation initiatives, and cost control measures;

      - Increase the fees we receive from Cendant, including the one-time development incentive fee and the recurring royalty sharing fees, from selling of our hotels to third parties, and as a result of Cendant's efforts from growing the number of AmeriHost Inn franchises through their own sales; and

      - Obtain longer term corporate level financing than our historical one-year operating line-of-credit, to better match our financing sources with our business plan of developing, building and selling AmeriHost Inn hotels.

SUMMARY OF YEAR-END RESULTS

Total revenues decreased 10.5% during 2004 compared to 2003, due primarily to the decrease in total revenues from the operations of Consolidated AmeriHost Inn hotels which decreased from $39.9 million in 2003 to $33.9 million during 2004, due primarily to the reduction in the number of Consolidated AmeriHost Inn hotels operated by the Company as a result of the sale of eight hotels in 2003 and eleven hotels in 2004. Revenues from the sale of Consolidated AmeriHost Inn hotels decreased 5.7% from $22.8 million in 2003 to $21.5 million in 2004, as the aggregate sale price of the number hotels sold in 2004 was less than the aggregate sale price of the number of hotels sold in 2003. Revenues from the development and construction segment also decreased during 2004, as we recognized less revenue on the one AmeriHost Inn hotel we opened in 2004 for a joint venture and one AmeriHost Inn hotel we began construction on in 2004 for another joint venture, versus the one hotel we built for a joint venture in 2003. Incentive and royalty sharing revenues increased 39.2% to approximately $1.4 million in 2004. Corporate general and administrative expenses increased approximately $1.1 million during 2004 due primarily to strategic advisory and other professional fees, wages and benefits, non-cash director compensation and a reserve related to the sale of the Company's interest in a joint venture. Of this $1.1 million, approximately $889,000 of these general and administrative expenses are related to specific projects which are not expected to be of a recurring nature, including but not limited to, the PMC lease modification. We recorded a net loss of $5.6 million for 2004, compared to net loss of $5.6 million in 2003. These results include non-cash hotel impairment provisions recorded in 2004 and 2003, and discontinued operations related to non-AmeriHost Inn hotels which have been recorded in connection with the implementation of the plan for hotel disposition as discussed below.

The results for the years ended December 31, 2004, 2003, and 2002 are summarized as follows:

                                                       Year Ended December 31,
                                             (in thousands, except per share information)
                                             --------------------------------------------
                                               2004             2003               2002
                                             --------        ---------           --------
Net loss from continuing operations
   before impairment                         $ (2,610)       $    (652)          $     (7)

Impairment provision, net of tax                 (844)          (3,058)              (369)
                                             --------        ---------           --------
Net loss from continuing operations            (3,454)          (3,710)              (376)

Discontinued operations, net of tax (a)        (2,183)          (1,909)            (1,334)
                                             --------        ---------           --------
Net loss                                     $ (5,637)       $  (5,619)          $ (1,710)
                                             ========        =========           ========

Net loss per share - Diluted:
   From continuing operations                $  (0.69)       $   (0.74)          $  (0.08)
   From discontinued operations                 (0.43)           (0.38)          $  (0.26)
                                             --------        ---------           --------
                                             $  (1.12)       $   (1.12)          $  (0.34)
                                             ========        =========           ========

(a) Includes hotel impairment provision related to non-AmeriHost Inn hotels to be sold of approximately $592,000, $546,000 and $0 net of tax, for the years ended December 31, 2004, 2003, and 2002, respectively (see Notes 11 and 12 to Consolidated Financial Statements).

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

Minority-owned joint ventures in which we maintain a non-controlling ownership interest are accounted for by the equity method. Under this method, we maintain an investment account, which is increased by contributions made and our share of the joint venture's income, and decreased by distributions received and our share of the joint venture's losses, in accordance with the terms of the joint venture agreement. Our share of each of these joint venture's income or loss, including gains and losses from capital transactions, is reflected on our consolidated statement of operations as "Equity in income and (losses) from unconsolidated joint ventures."

In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether or not it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. We adopted FIN 46R beginning after October 1, 2004. This Interpretation requires that we present any variable interest entities in which we have a majority variable interest on a consolidated basis in our financial statements. As a result of the adoption of this interpretation, we began consolidating two variable interest entities as of October 1, 2004. The consolidation of these two joint ventures added approximately $3.2 million in assets and $3.2 million in liabilities to our consolidated balance sheet. Prior to their consolidation, we had investments in, and advances to, these joint ventures of approximately $221,000, which was presented as such under the equity method of accounting in the accompanying consolidated financial statements. We expect to continue to present all of our other unconsolidated investments under the equity method.

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

Hotel operations

The revenue from the operation of a Consolidated hotel is recognized as part of the hotel operations segment when earned. Typically, cash is collected from the guest at the time of check-in or checkout, however we also extend credit to selected corporate customers. The reserve for doubtful accounts is reviewed periodically for reasonableness and is considered appropriate as of December 31, 2004.

Hotel sales and commissions

Our intention is to operate the consolidated AmeriHost Inn hotels until a buyer is found at an appropriate price. We may actively try to sell the hotel during the construction period, upon opening, or anytime thereafter. Unless specifically identified as held for sale, we will depreciate the hotel assets and classify them as investment assets while we operate the hotel, since it is not assured that a sale will ultimately be consummated. When a sale of an AmeriHost Inn Hotel is consummated, we record the hotel sale price as revenue and the net cost basis of the hotel asset as expense, as part of our ongoing operational activity. From time to time, PMC, a REIT that owns certain of our leased hotels, has sold its hotels, however, we do not recognize any revenue in connection with the sale of the PMC hotels. Pursuant to a modification of the lease agreements, we will record a shortfall obligation or surplus upon the sale of a PMC owned hotel. (See Item 1. Business, under the heading "Leased Hotel Properties" for further discussion.)

Hotel development and construction

We recognize revenue from the development and construction of hotels for third parties and unconsolidated minority-owned entities pursuant to development and construction contracts with the hotel ownership entity. Most subcontracts are fully executed prior to the start of construction. In addition, typically we will not begin construction on a hotel for a joint venture or third party until it is assured that both the equity and debt financing are in place. We record the total contract price as development and construction revenue over the relevant development and construction period, and all development and construction costs as operating expenses in the hotel development segment.

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

Guarantees

We apply the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," with respect to mortgage loan guarantees for joint ventures in which we are a partner. This interpretation elaborates on the disclosures required by the guarantor and requires the guarantor to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. We have provided guarantees related to the mortgage debt of certain joint ventures, some of which we share the responsibility of the guarantee on a joint and several basis with our joint venture partners. The guarantees are effective for the term of the respective mortgage loan and are being amortized over this period on a straight-line basis. We record as an additional investment in these joint ventures, and a liability for our share of these guarantees at the time of issuance, based on its estimated fair value. The net book value of these guarantees, and offsetting liabilities was approximately $37,000, as of December 31, 2004.

Sale and Leaseback of Hotels

During 1998 and 1999, we sold 30 hotels to PMC Commercial Trust, a Real Estate Investment Trust ("REIT") for approximately $73 million. Upon the sale of the hotels, our subsidiary simultaneously entered into agreements to lease back each of the hotels from the PMC. The leases were for an initial term of 15 years, and provide for rent in the amount of 8.5% of the original sale price. The gains from the sale of the hotels in 1998 and 1999 were deferred for financial statement reporting purposes, due to the continuing involvement with the long-term lease agreement, and through September 30, 2004 were being amortized on a straight line basis into income as a reduction of leasehold rent expense over the 15-year initial term. The Third Amendment to the PMC leases, which was effective October 1, 2004, resulted in capital lease accounting for 17 hotels, and approximately $5.2 million in unamortized deferred gain related to these hotels was reclassified as a reduction in the basis of the capital lease assets and was no longer amortized. The modification also provided for the sale of all the PMC leased hotels to unrelated third parties over a four-year period. For the hotels that remained classified as operating leases, the amortization continued, however beginning October 1, 2004, the deferred gains are being amortized on a straight-line basis over the anticipated four-year remaining term of the lease, as modified. Upon the sale of a PMC leased hotel to an unaffiliated third party, which is classified as an operating lease, the remaining unamortized deferred income is recognized as gain on sale of fixed assets in our consolidated financial statements.

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

In July 2003, we implemented a plan to sell approximately 25 to 30 hotels over a two year period. In connection with the implementation of the plan to sell hotels, and in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for Long-Lived Assets," we have recorded $2.1 million and $6.0 million in pre-tax, non-cash impairment charges during 2003 and 2004, respectively, related to 23 of the hotels targeted for sale. Approximately $986,000 and $909,000 of the non-cash impairment charges recorded in 2004 and 2003, respectively, relates to consolidated non-AmeriHost Inn hotels anticipated to be sold, and has been included in "discontinued operations". The non-cash impairment charge represents an adjustment to reduce the carrying value of certain hotel assets to the estimated sales prices, net of estimated costs to sell.

Based on the implementation of this plan for hotel dispositions, the hotel assets identified for sale, which are being actively marketed and expected to be sold within a twelve month period, have been classified as "held for sale" on the accompanying consolidated balance sheet as of December 31, 2004. In accordance with SFAS No. 144, we have ceased depreciating the hotel assets that have been classified as "held for sale." The debt that is expected to be paid off as a result of these hotel sales has been classified as current liabilities in the accompanying consolidated financial statements. The results of the operations of business components which have been disposed of or classified as "held for sale" are to be reported as discontinued operations if such operations and cash flow have been or will be eliminated from our ongoing operations. Accordingly, the disposition of non-AmeriHost Inn hotels have been treated as discontinued operations. However, the disposition of AmeriHost Inn hotels, although classified as "held for sale" on the accompanying consolidated balance sheet, have not been treated as discontinued operations due to the ongoing royalty fees to be earned by us after their disposition.

If the Company determines that a property is no longer for sale, or if a property does not sell, after a certain period of time, under certain conditions, a depreciation expense adjustment may be recorded at that time, up to the amount of depreciation that would have been recorded during the period that the asset was classified as "held for sale." During the fourth quarter of 2003, two AmeriHost Inn hotels previously classified as "held for sale" were reclassified back to operating assets since we no longer were actively marketing these properties for sale. In accordance with SFAS 144, depreciation was recorded through December 31, 2003, as if the hotels were never classified as "held for sale". During 2004, certain hotels which had not sold, were being marketed for sale for more than one year. However, market conditions and contemplated sale terms have changed for these hotels, including asking price adjustments in certain cases, and we continue to actively market these hotels for sale, with the expectation that these properties will be sold within the next twelve months. Therefore, we anticipate that these hotels will continue to be classified as "held for sale," until sold.

HOTEL DISPOSITION PLAN

In July 2003, we adopted a strategic plan to sell approximately 25 to 30 hotel properties over a two year period. The properties to be sold include 20 to 25 AmeriHost Inns and six non-AmeriHost hotels that are wholly or partially-owned. The decision to recommend the sale of these and other hotel properties is made by our senior management team and approved by a majority of the board of directors or a committee thereof. We sold 15 hotels in 2004 and 11 hotels (including six hotels as part of this disposition plan) in 2003. The financial impact of these sales is summarized as follows:

                                                  (in thousands)
                                             Net cash
                                 Number       proceeds       Mortgage      Cendant
                                   of      after mortgage      debt       Incentive
                                 hotels       Payoff         reduction      Fees
                                 ------    --------------    ---------    ---------
Consolidated hotels:
         AmeriHost Inn hotels     19       $       12,189    $  30,415    $   3,567
         Other brand hotels        4                1,077        4,543            -

Unconsolidated hotels:
         AmeriHost Inn hotels      1                    5            -          229
         Other brand hotels        2                1,886        3,579            -

                                  --       --------------    ---------    ---------
Total                             26       $       15,157    $  38,537    $   3,796
                                  ==       ==============    =========    =========

An integral part of our growth plan, profitability, and liquidity is our ability to sell hotels, including those under the plan for disposition, as well as our other existing hotels, and hotels we develop in the future.

Currently, the sale of the remaining hotels as part of our hotel disposition plan, is expected to generate net cash of approximately $2.0 million to $3.0 million, after the repayment of the related mortgage debt which is included in the amounts above. See "Risk Factors" discussed below. Actual sales prices may be materially less than what we expect. There is no assurance, for example, that we will generate the expected proceeds associated with the strategic plan for hotel disposition.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004, COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

The following tables set forth our selected operations data for the twelve month periods ended December 31, 2004 and 2003. This data should be read in conjunction with our financial statements in Item 8 on this Form 10-K.

                                              Year Ended                 Year Ended
                                           December 31, 2004          December 31, 2003
                                        ----------------------     -----------------------       %
                                          Amount        % of          Amount       % of       Increase
                                        (thousands)   Revenues     (thousands)   Revenues     (Decrease)
                                        -----------   --------     -----------   ---------    ---------
Revenue:
   Hotel operations:
     AmeriHost Inn hotels               $    33,949     53.5%      $    39,862      56.2%       (14.8%)
   Development and construction               3,580      5.6%            4,197       5.9%       (14.7%)
   Hotel sales and commissions               21,535     33.9%           22,831      32.2%        (5.6%)
   Management services                          379      0.7%              446       0.6%       (15.0%)
   Employee leasing                           1,943      3.1%            1,858       2.6%         4.6%
   Incentive and royalty sharing              1,354      2.1%              972       1.4%        39.3%
   Office building rental                       702      1.1%              750       1.1%        (6.4%)
                                        -----------    -----       -----------     -----        -----
                                             63,442    100.0%           70,916     100.0%       (10.5%)
                                        -----------    -----       -----------     -----        -----
Operating costs and expenses:
   Hotel operations:
     AmeriHost Inn hotels                    27,048     79.7%           30,711      77.0%       (11.9%)
   Development and construction               4,968    138.8%            4,739     112.9%         4.8%
   Hotel sales and commissions               18,720     86.9%           19,188      84.0%        (2.4%)
   Management services                          210     55.4%              280      62.8%       (25.0%)
   Employee leasing                           1,840     94.7%            1,799      96.8%         2.3%
   Office building rental                       171     24.4%              214      28.5%       (19.8%)
                                        -----------    -----       -----------     -----        -----

                                             52,957     83.5%           56,931      80.3%        (6.9%)
                                        -----------    -----       -----------     -----        -----
                                             10,485     16.5%           13,985      19.7%       (25.0%)
                                        -----------    -----       -----------     -----        -----

   Depreciation and amortization              2,334      3.7%            3,282       4.6%       (28.9%)
   Leasehold rents - hotels                   4,088      6.4%            4,823       6.8%       (15.3%)
   Corporate general & administrative         3,498      5.5%            2,419       3.4%        44.6%
   Impairment provision                       1,292      2.0%            5,070       7.1%       (73.9%)
                                        -----------    -----       -----------     -----        -----

Operating loss                                 (727)    (1.1%)          (1,609)     (2.3%)      (52.8%)
                                        ===========    =====       ===========     =====        =====

Segment Data:

                                              Year Ended                Year Ended
                                           December 31, 2004         December 31, 2003
                                        ----------------------     -----------------------       %
                                          Amount        % of          Amount        % of      Increase
                                        (thousands)   Revenues     (thousands)    Revenues   (Decrease)
                                        -----------   --------     -----------   ---------    ---------
Operating Income (Loss) by Segment:
   Hotel operations:
     AmeriHost Inn hotels                       769     1.2%             1,321      1.9%        (41.8%)
     Non-cash impairment provision           (1,292)   (2.0%)           (5,070)    (7.1%)       (73.8%)
   Development and construction              (1,397)   (2.2%)             (546)    (0.8%)      155.90%
   Hotel sales and commissions                2,815     4.4%             3,644      5.1%        (22.7%)
   Management services                          131     0.2%               121      0.2%          8.3%
   Employee leasing                             102     0.2%                57      0.1%         78.9%
   Incentive and royalty sharing              1,354     2.1%               972      1.4%         39.3%
   Office building rental                       372     0.6%               374      0.5%         (0.5%)
   Corporate general & administrative        (3,581)   (5.6%)           (2,482)    (3.5%)        44.3%
                                        -----------    ----        -----------     ----        ------
Operating loss                          $      (727)   (1.1%)      $    (1,609)    (2.3%)       (52.8%)
                                        ===========    ====        ===========     ====        ======

                                                Year Ended             Year Ended
                                             December 31, 2004      December 31, 2003
                                             -----------------      -----------------
Operating Income (Loss) as a percentage
   of Segment Revenue:
     Hotel operations:
       AmeriHost Inn hotels                         2.2%                    3.3%
       Non-cash impairment provision                N/A                     N/A
     Development and construction                 (39.0%)                 (13.0%)
     Hotel sales and commissions                   13.1%                   16.0%
     Management services                           34.6%                   27.1%
     Employee leasing                               5.2%                    3.1%
     Incentive and royalty sharing                100.0%                  100.0%
     Office building rental                        53.0%                   49.9%
     Corporate general & administrative             N/A                     N/A
                                                  -----                   -----
Total operating loss                               (1.1%)                  (2.3%)
                                                  =====                   =====

REVENUES. Revenues from Consolidated AmeriHost Inn hotels decreased due to the sale of Consolidated AmeriHost Inn hotels from January 1, 2003 through December 31, 2004, whereby the operations of these hotels were included in our hotel operations segment during all or part of 2003; however such hotels were not included during all or part of the 2004 period. Same room revenue for Consolidated AmeriHost Inn hotels was relatively unchanged in 2004 compared to 2003. On a macro basis, our hotel revenues typically follow the general U.S. economic trends. However, the current economic recovery has lagged in the Midwestern U.S., which is where the Company's hotels are primarily located. Our hotels are also affected by local market conditions and trends, including increased competition from newly constructed hotels. We believe that as the total number of AmeriHost Inn hotels in the brand increases, the greater the benefits will be at all AmeriHost locations from marketplace recognition and repeat business. We are continuing our new business plan to focus on building new hotels in larger, growing markets where many of our competitors already exist or where we anticipate a certain level of additional hotel development.

Hotel development and construction revenues are directly related to the number of hotels being developed and constructed for minority-owned entities or unrelated third parties, and the timing of the construction period. We completed the construction of one hotel for a minority-owned entity in April of 2004, which had begun construction in the third quarter of 2003, and initiated construction of a new hotel in September 2004 for a joint venture in which we are a minority partner. One other minority-owned hotel was also completed in the second quarter of 2003. The revenue recognized by the Company was based on the construction progress achieved on each project during these periods. Our new hotel development activity has been minimal during the past few years, due primarily to a downturn in the economy and its impact on the lodging industry, as well as our liquidity constraints. Increasing our hotel development activity is a priority for us. We control five land parcels through purchase contracts, however we, or joint ventures, have not yet secured the equity and mortgage debt financing commitments required to consummate these purchases and build the hotels. We have engaged a financing specialist, on a fee for success basis, to assist us in identifying and securing both equity and mortgage debt financing for the pending hotel development projects. We have also entered into a non-binding letter of intent with a lender to provide $3.0 million under a term note, with the majority to be used for land acquisition opportunities prior to the formation and funding of joint ventures, however there can be no assurance that this facility will be consummated, and if so, on terms acceptable to us.

Hotel sales revenue decreased as a result of the sale of ten wholly owned AmeriHost Inn hotels during 2004, at an aggregate price that was less than the sale of eight wholly owned AmeriHost Inn hotels during 2003. Hotel sales revenue is directly related to the specific hotels sold and their individual sale prices. Hotel sale prices are driven by many factors, including the size of hotel, location, historical operating performance, and age of hotel, among others. We intend to continue to build and sell AmeriHost Inn hotels in order to generate increased fees under the agreement with Cendant while enhancing our operating results and cash flow.

Hotel management services revenue decreased due primarily to the sale of one hotel by a joint venture during the first nine months of 2004, which had a management contract with the Company, the 2004 first quarter transfer of the hotel management responsibilities for a joint venture from the Company to an affiliate of the joint venture partner, and the acquisition of a joint venture hotel under a management contract in 2003.

Employee leasing revenue increased due primarily to an increase in hotel employee payroll related costs, which are the basis for the employee leasing revenue.

Incentive and royalty sharing revenue increased as a result of the sale of additional AmeriHost Inn hotels and the increase in the number of non-Company owned AmeriHost Inn hotels franchised with Cendant. We received approximately $1,840,000 and $1,959,000 during 2004 and 2003, respectively, in development incentive fees from the sale of AmeriHost Inn hotels. Approximately $969,000 and $673,000 was recognized during 2004 and 2003, respectively, from the amortization of this deferred income. We also recorded approximately $383,000 and $299,000 in royalty sharing revenue during 2004 and 2003, respectively.

Office building rental revenue consisting of leasing activities from our office building, decreased due to the termination of the lease with one tenant, partially offset by annual rent increases as stipulated in the various lease agreements with the remaining tenants, and the leasing of additional office space during 2003. We occupy approximately 25% of the rentable square feet, as reduced in 2003 as part of a restructuring. Approximately 50% of the space is leased to unrelated third parties pursuant to long-term lease agreements. During 2004, we were not successful in leasing any of the additional available space. We have recently switched commercial real estate brokers to a firm that specializes in leasing office space in the local marketplace to assist us in leasing the remainder of the available space.

OPERATING COSTS AND EXPENSES. Total operating costs and expenses decreased, primarily due to a decrease in operating costs and expenses from the Consolidated AmeriHost Inn hotels. A decrease in the total amount of operating costs in the hotel operations segment was due primarily to the fewer number of AmeriHost Inn hotels included in this segment -- 38 hotels at December 31, 2004, as compared to 49 hotels at December 31, 2003. Operating costs and expenses as a percentage of revenues for the consolidated AmeriHost Inn hotels increased due primarily to increases in certain costs during 2004, including salaries and wages, sales and marketing, energy and maintenance costs, partially offset by decreases in general insurance.

Operating costs and expenses for the hotel development and construction segment increased slightly due to business development personnel additions, and the recording of a reserve during 2004 of approximately $225,000 for construction work to repair water damage at a hotel, offset by lower expenses associated with the difference in the development activity of the joint ventures under construction during 2004 versus 2003. The personnel additions are the result of the Company's strategic business plan to accelerate the pace of new hotel development and the additional support needed to execute the plan of hotel disposition. With respect to the water damage, an insurance claim is pending with the State of Illinois, due to the fact that the outside sub-contractor's insurance company is currently in receivership. As a result of the sub-contractor's and the insurance company's insolvency status, we have reserved 100% of the claim costs expended to repair the water damage.

Hotel sales operating expenses decreased slightly as a result of the lower aggregate net depreciated cost basis related to the sales of ten wholly owned AmeriHost Inn hotels during 2004 versus the net depreciated cost basis of the eight wholly owned AmeriHost Inn hotels sold during 2003. The net depreciated cost basis is expensed upon consummation of the sale.

Hotel management services segment operating costs and expenses decreased primarily due to a lower number of hotels under management contracts during 2004 versus 2003, and a focused effort to reduce costs and the restructuring beginning in the third quarter of 2003, partially offset by the expansion of sales and marketing activity designed to increase hotel revenues.

Employee leasing operating costs and expenses increased slightly due primarily to higher payroll and insurance costs at minority joint venture hotels during 2004 versus 2003.

Office building rental operating costs and expenses consisted primarily of expenses related to the operations and management of our office building. The decrease in operating expenses from 2003 to 2004 was due primarily to a decrease in repair and maintenance and utility expenses.

Depreciation and amortization expense decreased, primarily due to the classification of certain assets as "held for sale," which properties were not depreciated beginning in July 2003, the date of this determination, in accordance with the relevant accounting literature, and the sale of consolidated AmeriHost Inn hotels during the last eighteen months. Consequently, the hotels classified as "held for sale" were depreciated for the first six months of 2003, if open, and not during 2004.

Leasehold rents - hotels decreased slightly during 2004 compared to 2003, due to the purchase of one leased AmeriHost Inn hotel and the termination of another non-AmeriHost Inn hotel lease upon its expiration during the third quarter of 2003, the sale of two leased AmeriHost Inn hotels in August and December 2004, partially offset by annual rent increases pursuant to the lease agreements. The lease agreements for the AmeriHost Inn hotels leased from PMC were modified effective October 1, 2004. See "Executive Overview - hotel and corporate level financing" above for a detailed description of the modifications.

Corporate general and administrative expense increased due primarily to increases in professional fees, corporate finance staff, non-cash director expenses in the form of restricted stock, and a fourth quarter 2004 CEO severance pay accrual. Professional fees include legal services, analytical and financial consulting services incurred in connection with our 2004 discussions with PMC and the related lease restructuring as well as investment banking services. As previously disclosed in prior SEC filings, we hired a Vice President of Finance in December 2003 to assist us in all aspects of corporate accounting and financial analysis, in addition to some incremental support in the area of new development and corporate financing. Director expenses include director fees, which were revised during the first quarter of 2003 to be competitive with other public companies of a similar size, including non-cash compensation in the form of restricted common stock. Of the $1,079,000 increase in general and administrative expenses during 2004, as compared to 2003, approximately $889,000 is related to specific projects, which are expected to be non-recurring in nature.

The hotel impairment provision was recorded primarily in connection with our plan for the disposition of certain hotel assets, as adopted in July 2003 that we have marketed for sale as discussed above. Approximately $1,093,000 of the impairment adjustments recorded in 2004 represents additional adjustments for certain AmeriHost Inn hotel assets to decrease the carrying value of the assets to the anticipated market value, net of closing costs, based on our most recent analysis and market information. Approximately $188,000 of the 2004 impairment relates to a reduction in the carrying value of a land parcel to its estimated fair market value as the land was marketed for sale. This parcel was initially purchased as the site for a future hotel, however the current local market economics do not support sufficient demand for additional hotel rooms. In March 2005, this parcel was sold for net proceeds of approximately $830,000 to the Company.

OPERATING INCOME BY SEGMENT. The following discussion of operating income by segment excludes any corporate general and administrative expense and the non-cash hotel impairment charges.

Operating loss from consolidated AmeriHost Inn hotels improved slightly, due primarily to:

- the sale of consolidated AmeriHost Inn hotels during the past 18 months which operated with an operating loss;

- the decrease in depreciation expense due to the implementation of the plan for hotel disposition; and

-     the decrease of certain expenses, including general insurance.

These factors were partially offset by:

- the sale of consolidated AmeriHost Inn hotels during the past 18 months which operated with operating income; and

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

The hotel development and construction segment incurred a greater operating loss in 2004 versus 2003, due to the decrease in hotel development and construction activity for minority-owned joint ventures during 2004, as compared with 2003, and an increase in operating expenses. Operating costs and expenses increased due to the addition of business development personnel in connection with our strategic business plan to accelerate the pace of hotel development in larger markets, and the recording of a reserve during 2004 of approximately $225,000 for construction work to repair water damage at a hotel.

Operating income from hotel sales decreased due to the sale of ten AmeriHost Inn hotels at a lesser total profit during 2004, versus the sale of eight AmeriHost Inn hotels during 2003. Operating income from the sale of an AmeriHost Inn hotel is determined based on that hotel's specific sale price, and our basis in the hotel asset at the time of sale.

The increase in hotel management services segment operating income from 2003 to 2004 was due primarily to decreased operating expenses, partially offset by an increase in sales and marketing expenses as a result of a focused effort to increase hotel revenues.

Employee leasing operating income increased, due primarily to lower operating expenses. Office building rental operating income increased, attributable to the change in allocation of expenses among our other business segments.

INTEREST EXPENSE. The increase in interest expense from 2003 to 2004 is primarily the result of incremental non-cash interest expense of approximately $1.4 million as a result of the capital lease treatment of the PMC leased hotels as of October 1, 2004, arising from the Third Amendment to the PMC Agreement and a higher interest rate on our operating line-of-credit, partially offset by the reduction in our overall level of debt as a result primarily of the sale of consolidated hotels and the use of proceeds to payoff the related mortgage debt and a portion of our operating line-of-credit, and interest rate reductions on floating rate debt, partially offset by the mortgage financing of newly constructed or acquired consolidated hotels. Interest expense does not include interest incurred on hotels under development and construction. We capitalize interest expense incurred during the pre-opening construction period of a consolidated hotel project, as part of the total development cost. The amount capitalized includes both interest charges from a direct construction loan, plus interest computed at our incremental borrowing rate on the total costs incurred to date in excess of the construction loan funding.

GAIN ON SALE OF ASSETS. Approximately $283,000 was recognized in 2004 versus a gain of $400,000 during 2003. The 2004 gain is primarily the result of the third quarter proceeds received from the sale of a land parcel owned by the Company. The $400,000 gain recorded in 2003 represents the final installment received in the third quarter in connection with the Company's sale of the AmeriHost Inn brand name to Cendant in 2000. As part of our strategy to focus primarily on the development and sale of new AmeriHost Inn hotels, we intend to sell all our owned, non-AmeriHost Inn hotels. There were two consolidated non-AmeriHost Inn hotels sold during both the twelve months ended December 31, 2004 and the same period in 2003. Any gain or loss on the sale of these hotels is reported as "discontinued operations," for consolidated non-AmeriHost Inn hotels, in the period in which the sale is consummated.

CHANGE IN EQUITY OF AFFILIATES. The increase in equity of affiliates of approximately $629,000 during the twelve months ended December 31, 2004, as compared to the twelve months ended December 31, 2003, was primarily attributable to the 2004 second quarter sale of a non-AmeriHost unconsolidated hotel which had significant operating losses in 2003 and improved operating results of the hotels owned by the unconsolidated joint ventures. Distributions from affiliates were approximately $195,000 during 2004, as compared to approximately $24,000 during 2003.

DISCONTINUED OPERATIONS. Discontinued operations includes the operations, net of tax, of consolidated non-AmeriHost Inn hotels sold, or to be sold pursuant to the plan for hotel dispositions, or leased with an accelerated termination date. As of December 31, 2004, we owned or leased three non-AmeriHost Inn hotels. In 2005, one owned non-AmeriHost Inn hotel was sold and the lease for one non-AmeriHost Inn hotel was terminated upon the sale of the hotel. The remaining hotel is under contract for sale and we expect it will be sold within the next six months. Discontinued operations for the twelve months ended December 31, 2004 includes five hotels, as compared to eight hotels during the same period in 2003. In addition, discontinued operations includes approximately $986,000 and $910,000 during the twelve months ended December 31, 2004 and 2003, respectively, in non-cash impairment charges pursuant to the plan of disposition. The impairment amount included in 2004 relates primarily to one hotel, which was over 25 years old with exterior corridors and required a significant amount of capital expenditures. This hotel was sold on February 4, 2005. In addition, the hotel lease for a non-AmeriHost Inn hotel was amended, which accelerated the termination date from 2010 to November 2005, or earlier upon the sale of the hotel. The hotel was under contract to be sold at December 31, 2004 and the sale was subsequently consummated in February 2005. As a result, the depreciation of the leasehold improvements and furniture, fixtures and equipment at this hotel was accelerated during 2004 by approximately $2.0 million, to reduce the net book value of the assets at December 31, 2004 to their residual value. Additionally, a $100,000 franchise termination fee was accrued in 2004 due to the fact that the sale of the hotel in 2005 would result it in the property no longer operating as a hotel and accordingly the company would be responsible for a franchise termination fee to Cendant, the franchisor. Exclusive of the impairment charges, the incremental depreciation, and any franchise termination fee, the pretax loss from the operations of the hotels included in "discontinued operations" improved from a loss of approximately $2.2 million during the twelve months ended December 31, 2004 to a loss of approximately $623,000 during the twelve months ended December 31, 2004. This improvement was the result primarily of the disposition of three non-AmeriHost Inn hotels, each of which operated at a pretax loss during 2003, as well as improved operating results for the five non-AmeriHost Inn hotels included in discontinued operations during 2004.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003, COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

The following tables set forth our selected operations data for the twelve month periods ended December 31, 2003 and 2002. This data should be read in conjunction with our financial statements in Item 8 on this Form 10-K.


                                              Year Ended               Year Ended
                                           December 31, 2003       December 31, 2002
                                        ----------------------   -----------------------        %
                                          Amount        % of        Amount       % of       Increase
                                        (thousands)   Revenues   (thousands)   Revenues     (Decrease)
                                        -----------   --------   -----------   ---------    ----------
Revenue:
   Hotel operations                        39,862       56.2%       43,962        66.0%        (9.3%)
   Development and construction             4,197        5.9%        7,180        10.5%       (41.5%)
   Hotel sales and commissions             22,831       32.2%       10,017        14.7%       127.9%
   Management services                        446        0.6%          958         1.4%       (53.4%)
   Employee leasing                         1,858        2.6%        3,267         4.8%       (43.1%)
   Incentive and royalty sharing              972        1.4%          589         0.9%        65.1%
   Office building rental                     750        1.1%          670         1.0%        11.9%
                                           ------      -----        ------       -----       ------
                                           70,916      100.0%       66,643       100.0%         6.4%
                                           ------      -----        ------       -----       ------
Operating costs and expenses:
   Hotel operations                        30,711       77.0%       32,253        73.4%        (4.8%)
   Development and construction             4,739      112.9%        7,205       100.3%       (34.2%)
   Hotel sales and commissions             19,188       84.0%        8,159        81.5%       135.2%
   Management services                        280       62.8%          715        74.6%       (60.8%)
   Employee leasing                         1,799       96.8%        3,209        98.2%       (43.9%)
   Office building rental                     214       28.5%           57         8.5%       277.5%
                                           ------      -----        ------       -----       ------

                                           56,931       80.3%       51,598        77.4%        10.3%
                                           ------      -----        ------       -----       ------
                                           13,985       19.7%       15,045        22.6%        (7.1%)
                                           ======      =====        ======       =====       ======

   Depreciation and amortization            3,282        4.6%        4,028         6.0%       (18.5%)
   Leasehold rents - hotels                 4,823        6.8%        4,908         7.4%        (1.7%)
   Corporate general & administrative       2,419        3.4%        2,199         3.2%        10.0%
   Impairment provision                     5,070        7.1%          542          .8%       835.4%
                                           ------      -----        ------       -----       ------

Operating income (loss)                    (1,609)      (2.3%)       3,368         5.1%      (147.8%)
                                           ======      =====        ======       =====       ======

Segment Data:

                                                Year Ended              Year Ended
                                             December 31, 2003       December 31, 2002
                                        ----------------------   -----------------------
                                                                                               %
                                          Amount        % of        Amount       % of       Increase
                                        (thousands)   Revenues   (thousands)   Revenues     (Decrease)
                                        -----------   --------   -----------   ---------    ----------
Operating Income (Loss) by Segment:
   Hotel operations                           1,321      1.9%          3,617      5.4%        (63.5%)
   Non-cash impairment provision             (5,070)    (7.1%)          (542)    (0.8%)       835.4%
   Development and construction                (546)    (0.8%)           (31)     0.0%      1,673.0%
   Hotel sales and commissions                3,644      5.1%          1,858      2.7%         96.2%
   Management services                          121      0.2%            191      0.3%        (36.9%)
   Employee leasing                              57      0.1%             56      0.1%          1.5%
   Incentive and royalty sharing                972      1.4%            589      0.9%         65.1%
   Office building rental                       374      0.5%            454      0.7%        (17.7%)
   Corporate general & administrative        (2,482)    (3.5%)        (2,361)    (3.5%)         5.1%
                                        -----------     ----     -----------     ----       -------
Operating income (loss)                 $    (1,609)    (2.3%)   $     3,368      5.1%       (147.8%)
                                        ===========     ====     ===========     ====       =======

                                                Year Ended              Year Ended
                                             December 31, 2003       December 31, 2002
                                             -----------------       -----------------
Operating Income (Loss) as a percentage
   of Segment Revenue:
     Hotel operations                               3.3%                    8.2%
     Non-cash impairment provision                  N/A                    N/A
     Development and construction                 (13.0%)                  (0.4%)
     Hotel sales and commissions                   16.0%                   18.5%
     Management services                           27.1%                   20.0%
     Employee leasing                               3.1%                    1.7%
     Incentive and royalty sharing                100.0%                  100.0%
     Office building rental                        49.9%                   67.8%
     Corporate general & administrative             N/A                     N/A
                                                  -----                   -----
Total operating income (loss)                      (2.3%)                   5.1%
                                                  =====                   =====

REVENUES. Revenues from Consolidated AmeriHost Inn hotels decreased due to the sale of eight Consolidated AmeriHost Inn hotels in 2003, whereby the operations of these hotels were included in our hotel operations segment during all or part of 2002; however such hotels were not included during all or part of the 2003 period. In addition, same room revenues for the Consolidated AmeriHost Inn hotels, including those that we sold, through the date of sale, decreased 1.0%. The decrease in revenues from Consolidated AmeriHost Inn hotels was partially offset by the opening of three newly constructed AmeriHost Inn hotels. Our hotel revenues have been impacted by general economic and industry conditions, and an increase in competition in certain markets, primarily from newly constructed hotels. As a result, we experienced increased downward pressure on occupancy levels and average daily rates. The revenues from Consolidated Non-AmeriHost Inn hotels in 2002 primarily represent the results for a leased property that has been classified as "discontinued operations" in the 2003 Consolidated Financial Statement totals.

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

OPERATING COSTS AND EXPENSES. Total operating costs and expenses increased, primarily due to an increase in operating costs and expenses from the greater number of hotel sales, and the higher aggregate net book value of these hotels upon their sale, as described below. A decrease in operating costs in the hotel operations segment was due primarily to the fewer number of AmeriHost Inn hotels included in this segment -- 49 hotels at December 31, 2003, as compared to 53 hotels at December 31, 2002. Operating costs and expenses as a percentage of revenues for the consolidated AmeriHost Inn hotels increased due primarily to the costs of insurance, real estate taxes, energy, general and administrative, and ongoing maintenance and secondarily due to several hotels operating during their initial stabilization period when revenues are typically lower and significant start-up costs are incurred. The operating expenses from Consolidated Non-AmeriHost Inn hotels in 2002 primarily represent the costs related to a leased property that has been classified as "discontinued operations" in the 2003 Consolidated Financial Statement results.

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

Depreciation and amortization expense decreased, primarily due to the classification of certain assets as "held for sale," which properties were not depreciated beginning in July 2003, the date of this determination, in accordance with the relevant accounting literature, and the sale of consolidated AmeriHost Inn hotels during 2003 and 2002, offset by the opening of newly constructed hotels, and the acquisition or consolidation of existing hotels. Consequently, the hotels classified as "held for sale" were depreciated for all of 2002, if open, and only partially in 2003.

Leasehold rents - hotels decreased slightly during 2003 compared to the 2002, due primarily to the disposition of one leased hotel during the first quarter of 2002 and the purchase of one leased AmeriHost Inn hotel during the third quarter of 2003, partially offset by annual rent increases pursuant to our lease agreements.

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

The hotel impairment provision was recorded primarily in connection with our plan for the disposition of certain hotel assets. The amount represents an adjustment for certain hotel assets to decrease the carrying value of the assets to the anticipated market value, net of closing costs. The impairment adjustment includes $5.1 million, pre-tax, related to AmeriHost Inn hotels to be sold which has been included in operating income. An additional $909,000, pre-tax, related to non-AmeriHost Inn hotels to be sold has been included in "discontinued operations" in the accompanying statements of operations.

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

During 2003, two joint ventures in which we were a partner sold their non-AmeriHost Inn hotels, including one subsequent to the adoption of the formal plan to sell hotels, and the lease for one non-AmeriHost Inn hotel expired without renewal. The net proceeds from these sales were minimal. Any gain or loss on the sale of these hotels is reported as "discontinued operations".

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

OFF-BALANCE SHEET ARRANGEMENTS. Through wholly-owned subsidiaries, we are a general partner or managing member in 15 joint ventures as of December 31, 2004. As a general partner, we are secondarily liable for the obligations and liabilities of these joint venture partnerships. As of December 31, 2004, these joint ventures had mortgage debt as follows (in the thousands):


                                              (off balance
                                Consolidated     sheet)     Unconsolidated
                                   Hotels        Hotels          Total
                                ------------  ------------  --------------
Mortgage debt outstanding       $      7,763  $     16,991     $  24,754
Mortgage debt guaranteed
  by the Company                $      2,506  $     14,049     $  16,555
Mortgage debt maturing in 2005  $      3,435  $          -     $   3,435

The debt owed by joint ventures in which we have a majority or controlling ownership interest has been included in our consolidated financial statements as of December 31, 2004 (Consolidated hotels). If we subsequently obtain a majority or controlling ownership interest in an unconsolidated joint venture, the joint venture's debt will be included in our consolidated financial statements. Of the $24.8 million of joint venture financing, we also have provided approximately $16.6 million in guarantees to the lenders. Other partners have also guaranteed $12.5 million of these financings, which may ultimately impact the exposure on our guarantees. One Consolidated joint venture mortgage loan in the amount of approximately $1.6 million at December 31, 2004 matured on November 1, 2004, however the lender has extended the maturity of the loan to November 1, 2005, and waived the minimum debt service coverage ratio covenant violation for 2005. Unless the properties collateralizing the debt are sold earlier, the remaining joint venture mortgage loans mature after 2005. [See also "Liquidity and Capital Resources" below.] In connection with our plan to increase hotel development through joint ventures, we anticipate that the total off-balance sheet mortgage debt on joint ventures in which we have an ownership interest, will increase. The level of guarantees we provide on this debt may also increase accordingly, however, this will be determined on a project by project basis, and provided only if deemed appropriate.

From time to time, we advance funds to these joint ventures for working capital and renovation projects. The advances bear interest at rates ranging from prime rate to 10% per annum and are due upon demand. Interest is accrued in all loans, and paid to us periodically. The advances to the unconsolidated joint ventures totaled $5,000 at December 31, 2004, and are included in investments in and advance to unconsolidated hotel joint ventures in our consolidated financial statements. Advances to consolidated joint ventures of approximately $1.5 million as of December 31, 2004 have been eliminated in consolidation. We expect the joint ventures to repay these advances primarily from the sale of the related hotels, and cash flow generated from hotel operations, however, there is no guarantee that we will recover the entire amount advanced.

We apply the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," with respect to mortgage loan guarantees for joint ventures in which we are a partner. This interpretation elaborates on the disclosures required by the guarantor and requires the guarantor to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. We have provided guarantees related to the mortgage debt of certain joint ventures, some of which we share the responsibility of the guarantee on a joint and several basis with our joint venture partners. The guarantees are effective for the term of the respective mortgage loan and are being amortized over this period on a straight-line basis. We record as an additional investment in these joint ventures, and a liability for our share of these guarantees at the time of issuance, based on its estimated fair value. The net book value of these guarantees, and offsetting liabilities was approximately $37,000 as of December 31, 2004.

In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether or not it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. We adopted FIN 46R beginning after October 1, 2004. This Interpretation requires us to present any variable interest entities in which we have a majority variable interest on a consolidated basis in our financial statements. As a result of the adoption of this interpretation, we began consolidating two variable interest entities as of October 1, 2004. The consolidation of these two joint ventures added approximately $3.2 million in assets and $3.2 million in liabilities to our consolidated balance sheet. Prior to their consolidation, we had investments in, and advances to, these joint ventures of approximately $221,000, which was presented as such under the equity method of accounting in the accompanying consolidated financial statements. These investments in, and advances to, have been eliminated in consolidation. We expect that we will continue to present all of our other unconsolidated investments under the equity method.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

Currently, 18 hotels are leased from PMC Commercial Trust pursuant to a sale and leaseback transaction. During 2004, we modified the leases with PMC pursuant to the Third Amendment [see also Part 1 - Business, under the heading "Leased Hotel Properties"]. The modification provides, among other things, for the early termination of the hotel leases upon the sale of the hotels by the landlord over a four-year period, significantly sooner than the original lease maturity dates (2013-2014). Pursuant to the Third Amendment, five hotels are required to be sold by October 1, 2005. If the sales are not consummated when required under the terms of this amendment, our rental payments to PMC revert to the original contractual rate until such time the minimum number of hotels are sold. As of the date of this report, two hotels have been sold, three are under executed sale contracts, and we are in negotiations for the sale of another two hotels.

According to the Third Amendment, upon the sale of each hotel, PMC is entitled to receive (i) net sales proceeds upon closing, defined as total gross sales price less normal closing costs and brokerage fees, and (ii) an "Arlington Fee," equal to 25.3% of the gross room revenues for such hotel for the preceding 12-month period, due within 45 days of the hotel sale closing. If the net sale proceeds of a hotel is less than the original "Assigned Value" of such hotel (the original sale prices to PMC), we must provide a note payable to PMC in the amount of this difference ("Proceeds Deficit Note"). The payment of the Arlington Fee to PMC will reduce the outstanding balance of the Proceeds Deficit Note, if any. If the net sale proceeds is greater than the original Assigned Value, including the Arlington Fee, the excess will be (i) first, applied to any outstanding Proceeds Deficit Note balance from prior sales, (ii) second, applied to reduce the original Assigned Values of the remaining hotels at PMC's discretion, and (iii) third, kept by PMC if it is from the sale of the last hotel, or if the total original Assigned Value has been reduced to zero. As of December 31, 2004, the balance of the Proceeds Deficit Note, as a result of the sale of two PMC hotels in 2004, was approximately $850,000.

Interest on the Proceeds Deficit Note is payable monthly at a fixed rate of 8.5% per annum until principal payments begin, at which time interest will be payable at the greater of the U.S. Treasury rate plus 4.5%, or 8.5%. Principal payments will commence on the earlier of October 1, 2008 or the closing date of the sale of the last hotel under the PMC lease, with aggregate annual principal payments in an amount equal to one-third of the principal balance of the Proceeds Deficit Note as of the principal payment commencement date. If at any time during the term of the Proceeds Deficit Loan Agreement, the principal balance of the Proceeds Deficit Note exceeds $4.0 million, the Company must immediately make a principal payment to PMC in an amount necessary to reduce the balance of the Proceeds Deficit Note to $4.0 million.

The following table summarizes our contractual obligations, including off-balance sheet mortgage loan guarantees provided for certain joint ventures:

                                                                    Payments due by period
                                           -------------------------------------------------------------------------
                                                            Less than       1 - 3          3 - 5         More than
                                               Total          1 year        years          years          5 years
                                           -------------  -------------  -------------  -------------  -------------
Consolidated hotel and other obligations:
    Long-term debt                         $  22,327,204  $     997,443  $   8,180,570  $   1,482,397  $  11,666,794
    Long-term debt of assets held for
      sale - non-AmeriHost Inn hotels          6,302,976      1,998,880      4,304,096
    Long-term debt of assets held for
      sale - AmeriHost Inn hotels             18,491,277      2,433,580      3,183,518      3,064,533      9,809,646
    Corporate line of credit                   2,225,000      2,225,000              -              -              -
    Capital and Operating lease
      payments                                15,567,542      3,964,500     10,918,875        111,667        572,500
    Proceeds Deficit Note                        849,609        133,258        716,351
    Construction contracts                     1,815,713      1,815,713              -              -              -
                                           -------------  -------------  -------------  -------------  -------------
    Total                                  $  67,579,321  $  13,568,374  $  27,303,410  $   4,658,597  $  22,048,940
                                           =============  =============  =============  =============  =============
Unconsolidated hotel obligations:
    Long-term debt (at 100%)               $  16,991,094  $     623,747  $   1,382,475  $   1,908,194  $  13,076,678
    Operating leases                                   -              -              -              -              -
                                           -------------  -------------  -------------  -------------  -------------
    Total                                  $  16,991,094  $     623,747  $   1,382,475  $   1,908,194  $  13,076,678
                                           =============  =============  =============  =============  =============

We expect these obligations to be funded through operations, including the sale of hotels, or refinanced/extended prior to maturity.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal liquidity needs for the next twelve months are to:

      -     fund normal recurring expenses;

      - meet normal monthly debt service requirements of approximately $380,000, based on the current hotel portfolio (which obligation decreases as hotels are sold and the related mortgage debt is paid off with the proceeds);

      - repay (primarily through the sale of the related hotel) or refinance approximately $3.4 million of hotel mortgage indebtedness that matures within the next twelve months;

      - meet the obligations under our operating line-of-credit, including the $1.5 million reduction on its maximum availability over the next 12 months from $4.0 million to $2.5 million;

      - meet the monthly lease payment obligations of approximately $314,000 subject to increase if, among other things, we fail to sell the PMC hotels according to schedule (See Item 1 - Business above, under the subheading "Leased Hotel Properties") primarily to PMC Commercial Trust, based on the current portfolio of leased hotels (which obligation decreases as these leased hotels are sold); and

      - fund capital expenditures, primarily hotel and office building improvements of approximately $1.6 million.

To the extent available, we also need funds for the following growth activities:

      -     fund equity contributions on joint venture development projects; and

      - for wholly-owned hotel development projects, if any, fund development costs not covered under construction loans.

We expect to fund these liquidity needs and obligations using cash flows generated by operations, particularly from hotel sales, and by financing activities. Hotel revenue, hotel development fees, proceeds from the sale of hotels, including fees received from Cendant, and other income from operations are our principal sources of cash flow used to pay the hotel and corporate operating expenses and obligations mentioned above. We also have a corporate line-of-credit, however the availability under this facility is decreasing significantly, from its current maximum of $4.0 million to $2.5 million by the end of October 2005. There is no penalty for our prepayment of this loan and we intend to pursue alternative sources of debt and equity financing, including longer-term alternatives to our corporate line-of-credit, as discussed below under the heading "Operating line of credit". As of the date of this report, we have drawn $4.0 million on this credit line. However, we have cash reserves of approximately $1.0 million, which could be applied against this outstanding debt.

During 2003, the cash flow from hotel operations continued to decline, due to many factors such as downturn in the hotel industry for most of 2003 and its effect on hotel room demand, increased competition in our markets, and increasing operating costs such as labor, maintenance, utilities and insurance. The negative pressure continued in 2004, as the net cash flow from the operations of many of our hotels has been insufficient to support their related mortgage debt payments, or lease payments, primarily to PMC, even as modified during 2004 under the Third Amendment, as well as necessary and ongoing capital expenditures. There can be no assurance that these costs will not increase further at rates greater than our revenues. In addition, our hotel development activity for joint ventures has also decreased over the past two years, with only one joint venture project completed in each of 2003 and 2004. As a result, the cash flow from all of our business segments, with the largest amount funded by the sale of hotel properties, has been utilized to maintain liquidity and meet the line-of-credit availability reductions. A smaller amount has been used for investment in new hotel development. The factors impacting us in 2004, as well as the reduction in the availability of our corporate line of credit, have at times created liquidity issues. We have been able to maintain our liquidity primarily through the sale of hotels.

We believe that during the next twelve months, in order to maintain our liquidity, it is critical for us to continue to sell hotel properties that generate net proceeds, especially those hotels with insufficient operating cash flow to cover their mortgage or lease obligation. Without such sales, we may experience liquidity problems as the line-of-credit reduces further. In addition, we seek to increase income from our remaining hotel properties by focusing on new revenue enhancement opportunities, and aggressive cost controls. We believe that an upturn in the economy will result in increased demand for hotel rooms, including ours, and such upturn could result in significantly improved hotel operating results. However, historically we have seen that lodging demand trends will typically lag six to nine months behind any such economic trends. Finally, we seek to increase our development and construction income through expanded joint venture and third party activity.

Our principal liquidity needs for periods beyond twelve months are for the cost of our contributed capital in new developments, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements. We expect to satisfy these needs using one or more of the following:

      -     construction loans;

      -     long-term secured and unsecured indebtedness;

      - income from operations, including the increased development and continued sales of hotels;

      -     joint venture developments;

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

We believe our revenues, together with proceeds from financing activities, will continue to provide the necessary funds for our short-term liquidity needs. However, material changes in these factors, including factors that could inhibit our ability to sell hotels under acceptable terms, if at all, and within certain time frames, may adversely affect net cash flows. Such changes, in turn, would adversely affect our ability to fund debt service, lease obligations, capital expenditures, and other liquidity needs. In addition, a material adverse change in our cash provided by operations may affect the financial performance covenants under our unsecured line of credit and certain mortgage notes.

Cash Flow Summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in "Item 8. Financial Statements and Supplementary Data".

Cash and cash equivalents were $2.6 million and $3.6 million at December 31, 2004 and December 31, 2003, respectively, or a decrease of approximately $1.1 million. The decrease was a result of the following increases and decreases in cash flows:

                                                                           Years ended December 31,
                                                                              (in thousands)
                                                               ------------------------------------------
                                                                                                Increase
                                                                  2004            2003         (Decrease)
                                                               ---------       ----------      ----------
Net cash provided by operating activities                      $  18,160       $   20,366      $   (2,513)
Net cash provided by (used in) investing activities                4,197           (6,013)         10,210
Net cash used in financing activities                            (23,422)         (14,699)         (8,416)
                                                               ---------       ----------      ----------
Decrease in cash                                               $  (1,065)      $     (346)     $     (719)
                                                               =========       ==========      ==========

Cash provided by operating activities

We have four main sources of cash from operating activities:

      -     revenues from hotel operations;

      -     revenues from the sale of hotel assets;

      -     fees from development, construction and renovation projects; and

      - hotel development incentive fees and royalty sharing pursuant to the Cendant transaction.

To a lesser extent, we have these additional sources of cash from operating activities:

      -     fees from management contracts;

      -     fees from employee leasing services: and

      -     rental income from the ownership of an office building.

Hotel operations

Approximately 10% of our hotel operations revenue not received at checkout is generated through other businesses and contracts, such as direct billings to local companies using the hotel and third party hotel room brokers, which is usually paid within 30 to 45 days from billing.

We have implemented a number of initiatives to control costs at our hotels, especially in the areas of labor, insurance, utilities, and maintenance. For example, we were successful in reducing property and workers compensation insurance costs. We have also realized reductions in energy usage as a result of the implementation of energy control systems at the majority of our hotels during the second half of 2004.

Effective October 1, 2004, we modified the hotel leases with PMC, providing for a 19% permanent reduction in the monthly lease payments. Our subsidiary's lease obligation for the 18 remaining PMC hotels, as of the date of this report, is approximately $3.7 million per year subject to increase if we default on lease agreement. However, this lease obligation remains significantly greater than the operating cash flow generated from these hotels before the rent payment. The modification also provides for an early termination of the leases through the sale of the leased hotels by September 30, 2008, significantly sooner than the lease maturity date. We have guaranteed certain values to PMC upon the sale of each hotel, with any shortfall becoming our corporate obligation. This shortfall obligation is being financed by PMC, with interest only due monthly at the annual fixed rate of 8.5%. Any excess proceeds over the guaranteed value will be applied to any outstanding shortfall obligation. Principal amortization on this obligation begins the earlier of the date the last PMC leased hotel is sold, or October 1, 2008, with one-third of the principal due each year for the following three years. However, if the obligation balance exceeds $4.0 million at any time, we must immediately make a principal payment to reduce the balance to $4.0 million or less.

Sale of hotels

We typically receive an earnest money deposit from the buyer of a hotel when a sales contract is executed. The remaining proceeds from the sale of hotel assets are received at the time of closing. However, in certain instances, we have provided seller financing in the form of a note to the buyer with specified interest and repayment terms.

The decrease in cash flow from operations from 2002 to 2004, due primarily to the decrease in cash flow from hotel operations, has been offset by the net cash proceeds generated from the sale of hotels. The fluctuations in cash flow from the sale of hotels are directly related to number, size and value of the AmeriHost Inn hotels sold. On a cash basis, the net proceeds from the sale of wholly owned AmeriHost Inn hotels, after the payoff of the related mortgage debt, and including commissions, was $2.5 million in 2002, $8.7 million in 2003, and $3.6 million in 2004. In addition, net cash proceeds after the payoff of the related mortgage debt from the sale of non-AmeriHost Inn hotels, an activity which is included in discontinued operations rather than operating income, was $137,000 in 2003 and $940,000 in 2004. We also received $400,000 per year in
2001, 2002, and 2003 from Cendant, in connection with the sale of the AmeriHost Inn brand name in 2000. The amount received in 2003 was the last installment of the initial fees. We intend to continue to sell hotels, as discussed above under "Hotel Disposition Plan and Restructuring." However, there can be no assurance that we will be able to sell hotel assets under terms acceptable to us, and the timing and estimated proceeds from any such sales could differ materially from that anticipated.

Historically, we have experienced greater activity in hotels for sale from prospective buyers during the second and third calendar quarters, versus the first and fourth quarters, consistent with the seasonality of the hotel operations. We have had a few hotels under contract for sale scheduled to close during the fourth quarter of 2004 that were delayed until the first quarter of 2005, or that have fallen out of contract. The timing of hotel sales can be affected by numerous factors, many of which are beyond our control. For example, many of our historical buyers obtain debt financing under various U.S. Small Business Administration ("SBA") loan guarantee programs. Loans underwritten through SBA programs have historically taken a longer period of time to close, and can be subject to uncertainties such as federal budget issues. The seasonality of the hotel sales, as well as the delays from numerous factors, including buyer financing, can create significant liquidity issues for us, especially at times when our hotel operations cash flow may be minimal or negative, after debt service and lease obligations, as during the winter months.

Currently, we expect to realize net cash proceeds of approximately $2.0 to $3.0 million from the sale of the remaining hotels in the plan for hotel disposition, after the payoff of the related mortgage debt, and exclusive of any Cendant fees. Six hotels are currently under contract for sale, which are expected to be consummated within the next six (6) months. Under the terms of the contracts, these anticipated sales are expected to generate approximately $ 14.1 million in gross proceeds and the reduction of mortgage debt of approximately $ 12.5 million. However, there can be no assurance that these hotel sales will be consummated as anticipated. Any forecasted amounts from these sales could differ from the final amounts included in our quarterly and annual financial statements when issued.

Hotel development

Fees from development, construction and renovation projects are typically received within 15 to 45 days from billing. Due to the procedures in place for processing our construction draws, we typically do not pay our contractors until we receive our draw from the equity or lending source.

Developing hotels for joint ventures in which we have an ownership interest, and third parties, has historically provided stronger returns and cash flow, compared to the longer term returns from developing and operating hotels for our own account. In addition, our equity contribution is much less for a joint venture development project, as most of the cash equity is contributed by our partners. However, many of the same factors affecting hotel operations, as discussed above, have also had an impact on our ability to develop hotels for third parties and for joint ventures, and as a result, this development activity has declined since 2001. We currently have several projects under development for joint ventures, or which will be marketed to joint venture partners, and our goal is to significantly increase this activity in the future, provided that we can find acceptable sites to locate the hotels, find acceptable joint venture partners with sufficient equity, maintain sufficient liquidity to make our share of capital contributions, as needed, and that the joint venture can obtain the necessary mortgage debt financing on acceptable terms.

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

We received $1.8 million, $2.0 million, and $1.8 million in connection with hotels sold during 2004, 2003, and 2002, respectively, in development incentive fees. These fees may be refundable to Cendant if the buyer of our AmeriHost Inn hotel defaults under their franchise agreement with Cendant during the first 76 months of the franchise agreement. However, any such amounts due would be reduced by a portion of any damages recovered by Cendant and would only be paid by us as an offset against future fees earned. To date, there have been no defaults (by franchisees), and we have not had to repay any incentive fees.

We recognized royalty sharing fees from Cendant in the amount of $383,000 and $299,000 in 2004 and 2003, respectively, which is based on the royalty fees Cendant receives for all non-Arlington Hospitality AmeriHost Inn hotels in their franchise system. We will receive royalty sharing payments through 2025 under the terms of the agreement with Cendant, including fees from AmeriHost Inn hotels that are not developed or sold by us. While we expect this cash flow to increase as the AmeriHost Inn brand is expanded, there can be no assurance that Cendant will be able to sell additional AmeriHost Inn franchises, or that we will be able to sell existing or newly developed AmeriHost Inn hotels to third party operators.

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

Other sources

We receive management fees and employee leasing fees which result in a relatively smaller amount of cash flow, after the payment of related expenses in comparison to the activities discussed above. These fees and cash flow could increase if we develop and manage more hotels for joint ventures, and we retain the management and employee leasing contracts. In addition, we receive rental income from the other tenants in our office building. Owning our office building assists us in minimizing our own corporate headquarter occupancy costs. We are evaluating value-maximizing alternatives with respect to ownership and operation of our office building, including a sale of the building.

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

Cash provided by (used in) investing activities for the twelve months ended December 31, 2004 and 2003, consisted of the following:

                                                                           (in thousands)
                                                                          2004         2003
                                                                        --------     --------
Investments in unconsolidated joint ventures,
   net of distributions and collections on advances from affiliates     $   (104)    $   (821)
Purchase of property and equipment                                          (992)      (7,088)
Sale (acquisition) of partnership interests                                1,322         (777)
Issuance of notes receivable, net of collections                             487         (131)
The cash used in investing was offset by:
   Proceeds from the sales of assets                                       3,484        2,804
                                                                        --------     --------
Total                                                                   $  4,197     $ (6,013)
                                                                        ========     ========

The purchase of property and equipment in 2003 includes $3.9 million of construction, furniture and fixtures costs for three new hotel projects, which opened in 2003 and also includes the acquisition of one AmeriHost Inn hotel from a joint venture. Purchases of property and equipment were lower in 2004 due to the fact that 2004 development activity was related to joint ventures as opposed to wholly owned hotels. The focus of our development efforts in 2005 and beyond will continue to be primarily joint ventures. The 2004 sale of partnership interests primarily relates to the November 2004 sale of the Company's interest in a joint venture that owned a non-AmeriHost Inn hotel for $1,275,000.

From time to time, we advance funds to these joint ventures for working capital and renovation projects. In 2004, we received $678,000 from joint ventures in which we are a partner, net of advances, primarily from the sale of one hotel and from operational cash flow. We expect the joint ventures to repay these advances primarily through the sale of the hotel, and cash flow generated from hotel operations, however in certain cases, we may not realize the entire amounts advanced. In all cases, these advances will be repaid to us prior to any distributions to our partners. A joint venture non-AmeriHost Inn hotel was sold in June 2004, which resulted in a shortfall between the net sales proceeds and the total of the advances outstanding at the time of the sale, of approximately $271,000, which was subsequently written off by us. In 2005, we expect to continue advancing funds to certain joint ventures for working capital purposes. If we do not continue to support these joint ventures for working capital needs and debt service, it may create defaults under their mortgage agreements, which in most cases have been guaranteed by us (see "Other mortgage debt guaranteed by the Company" below).

In addition, in 2004 we invested approximately $782,000 in new and existing joint ventures, net of approximately $195,000 in distributions received from joint ventures. This amount included approximately $776,000 for two new development projects expected to open in 2005, one of which began construction in the fourth quarter of 2004.

Cash used in financing activities

Cash used in financing activities was $23.4 million during 2004, compared to cash used in financing activities of $14.7 million during 2003, summarized as follows:

                                                                        (in thousands)
                                                                      2004            2003
                                                                   ----------     ----------
Principal payments on long-term debt                               $  (21,549)    $  (19,095)
Net repayments on operating line of credit                             (1,625)        (2,534)
Common stock repurchases                                                    -           (144)
Distributions to minority interests                                      (248)           (90)
The cash used in financing activities was partially offset by:
    Proceeds from issuance of long-term debt                                -          6,888
    Issuance of common stock                                                -            277
                                                                   ----------     ----------
                                                                   $  (23,422)    $  (14,699)
                                                                   ==========     ==========

Principal payments on long-term debt include the payoffs of mortgages upon the sale of hotel properties of approximately $18.5 million in 2004, and $16.5 million in 2003. We paid off 11 hotel mortgages in 2004, compared to 10 hotel mortgages in 2003. Proceeds from the issuance of long-term debt includes approximately $6.9 million in 2003 as a result of opening three newly constructed consolidated AmeriHost Inn hotels during 2003.

Future hotel development is dependent upon our ability to attain mortgage debt financing. Lenders typically advance mortgage debt at the rate of 60% - 75% of total project value. Assuming the total value of a new hotel development is $5.0 million, the typical mortgage loan amount would range from $3.0 million to $3.75 million. There can be no assurance that we, or the joint ventures we intend to develop hotels for, will be able to obtain such mortgage financing on terms acceptable to us and the joint ventures, to support our growth objectives.

Our board of directors has authorized a common stock buy back, at any time and without notice, of up to 1,000,000 shares under certain conditions and consistent with securities laws governing these buybacks. Under this authorization, no shares were bought back in 2004, and in 2003 we repurchased 36,800 shares for a total of approximately $122,000. In addition, in 2003 we executed a reverse-forward stock split whereby the shares held by shareholders owning less than 100 shares on the effective date were redeemed and converted into the right to receive cash from the Company. The shareholders owning at least 100 shares were not impacted. As a result of the reverse-forward split, approximately 33,000 shares were converted to the right to receive $3.83 per share, or a total of approximately $128,000, of which approximately $68,500 was claimed and funded through December 31, 2004. We consider the reverse-forward split a one-time transaction, and we do not anticipate a similar transaction in the foreseeable future. All shares that we have repurchased or redeemed have been retired. In addition, 37,000 options to purchase stock were exercised during 2003 resulting in proceeds to us of approximately $130,000.

Mortgage Debt

The table below summarizes our mortgage notes payable as of December 31, 2004 and 2003:

                                               As of December 31,
                                           ------------  ----------
                                               2004         2003
                                           ------------  ----------
Mortgage debt outstanding (in thousands):
        Fixed rate                         $    19,031   $   22,678
        Variable rate                           27,969       42,500
                                           -----------   ----------
        Total                              $    47,000   $   65,178
                                           ===========   ==========

Percent of total debt:
       Fixed rate                                40.49%       34.79%
       Variable rate                             59.51%       65.21%
                                           -----------   ----------
       Total                                    100.00%      100.00%
                                           ===========   ==========

Weighted average interest rate:
       Fixed rate                                 7.60%        7.60%
       Variable rate                              5.58%        5.64%
                                           -----------   ----------
       Total                                      6.39%        6.24%
                                           ===========   ==========

The variable rate debt shown above bears interest based on various spreads over the Prime Rate or the London Interbank Offered Rate. The Company's plan to sell certain hotel assets is expected to result in the payoff of the related mortgage debt in the amount of approximately $24.8 million, which has been classified in current liabilities in the accompanying consolidated balance sheet as of December 31, 2004. This amount includes (i) two hotel loans in the aggregate amount of $3.4 million which mature in 2005, and (ii) approximately $867,000 in principal payments which are contractually due within the next twelve months regardless of the plan for hotel disposition. In March 2005, we sold one of the hotels with a mortgage maturity date of August 2005, whereby the proceeds were used to payoff the mortgage balance. The other hotel with a mortgage maturing in 2005 is currently being actively marketed for sale as part of our plan for hotel disposition. We expect the sale of this hotel to be consummated prior to the mortgage maturity date, with the proceeds used to payoff the loan. If this hotel is not sold by its maturity date, we are currently obligated to payoff the mortgage note using funds from other sources, if available, including mortgage refinancings with other lenders, or if not paid off, we would be in default of the mortgage agreement, absent any other agreement with this lender. However, there can be no assurance that this hotel will be sold by its loan maturity date, or that alternative financing will be available if needed. If this hotel is not sold prior to its loan maturity date, and absent an extension by the current lender, or a refinancing with another lender, it could have a significant impact on our liquidity.

With respect to mortgages on hotels that are not held for sale, approximately $1.0 million is classified in current liabilities, which is the principal amortization due within the next twelve months. We also have a mortgage loan on the office building in which its headquarters is located, and in March 2005, the lender extended the maturity date to January 1, 2007. The office building loan bears interest at the floating rate of either prime minus 0.25% or LIBOR plus 2.25%, as determined by us.

Certain of our hotel mortgage notes and our office building mortgage note contain financial covenants, principally minimum net worth requirements, debt to equity ratios, and minimum debt service coverage ratios. These financial covenants are typically measured annually, based upon our fiscal year end. At December 31, 2004, we were in compliance with all applicable financial covenants.

Other Mortgage debt guaranteed by the Company

The following is a summary of the mortgage debt held by the various types of joint ventures:

                                                         Balance     Guarantee
                                            Number of  Outstanding  Outstanding
                                              Hotels   (thousands)  (thousands)
                                            ---------  -----------  -----------
Consolidated joint ventures
     in which we have a majority
     or controlling interest                      4      $ 7,763      $ 2,506

Unconsolidated joint ventures
     in which we are a general partner            -            -            -

Unconsolidated joint ventures
     in which we are a managing
     member of a limited liability company        7       16,991       14,049
                                                 --      -------      -------
                                                 11      $24,754      $16,555
                                                 ==      =======      =======

The mortgage balances for the 4 consolidated joint ventures have been included in our financial statements at December 31, 2004.

The aggregate maturities on this long-term mortgage debt, excluding consolidated joint ventures, regardless of the plan for hotel disposition, are approximately as follows, including that portion related to our guarantees:

                              (in thousands)
Year Ending December 31,    Amount   Guaranteed
------------------------  ---------  ----------
        2005              $     623  $      444
        2006                    674         479
        2007                    708         499
        2008                  1,276       1,048
        2009                    633         394
        Thereafter           13,077      11,184
                          ---------  ----------
                          $  16,991  $   14,049
                          =========  ==========

The mortgage balances for the unconsolidated joint ventures has not been included in our consolidated balance sheet. Other partners have also guaranteed a portion of these financings, which may ultimately reduce the exposure on our guarantees. Approximately $1.8 million of the mortgage debt with unconsolidated joint ventures relates to an AmeriHost Inn hotel that has been identified to be sold as part of our strategic hotel disposition plan.

Operating line-of-credit

At December 31, 2004, we had $2.25 million outstanding under our operating line-of-credit with LaSalle Bank NA. The operating line-of-credit has a limit of $4.0 million, as reduced from $6.0 million in February 2004, and is collateralized by substantially all of our assets subject to first mortgages from other lenders on hotel assets. The facility bears interest at the fixed rate of 10% per annum, and was scheduled to mature on April 30, 2004. The operating line of credit limit was scheduled to be reduced to $3.5 million as of February 28, 2005, however the lender has waived this reduction, allowing the limit to remain at $4.0 million until April 30, 2005. The credit line provides for the maintenance of certain financial covenants, including minimum tangible net worth, a maximum leverage ratio, minimum debt service coverage ratio, and minimum net income. We were not in compliance with these covenants as of December 31, 2004. However, the lender has waived these violations in connection with the renewal of the line-of-credit set forth below.

In March 2005, we executed a renewal of the line-of-credit with the same lender through April 30, 2006. The renewal provides that the maximum availability reduces to $3.5 million on May 1, 2005, reducing further to $3.0 million on July 31, 2005, and to $2.5 million on October 31, 2005. In addition, interest will remain at the fixed rate of 10.0% per annum. The renewed credit line provides for the maintenance of certain types of financial covenants, similar to those in the previous credit line.

We intend to pursue longer term financing options to this line of credit with other lenders that is consistent with our business plan of developing, building and selling AmeriHost Inn hotels and have engaged an investment/financial advisor to assist us in this undertaking. However, there can be no assurance that we will obtain an alternative credit facility of longer duration under terms and conditions that we deem satisfactory.

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

GOVERNMENTAL REGULATION

Americans with Disabilities Act

Under the Americans with Disabilities Act, or ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been invested in ADA-required upgrades to our hotels, a determination that our hotels are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. We are likely to incur additional costs in maintaining compliance with the ADA; however, such costs are not expected to have a material adverse effect on our results of operations or financial condition.

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

In recent years there has been a widely publicized proliferation of mold-related claims by tenants, employees and other occupants of buildings against the owners of those buildings. To date, we have experienced a few instances where mold was detected at our hotels, however no such claims have been filed against us. Mold-related claims are not covered by our insurance programs. In every hotel where we have identified a measurable presence of mold, we have undertaken remediation we believe to be appropriate for the circumstances encountered. Unfortunately, there is little in the way of government standards, insurance industry specifications or otherwise generally accepted guidelines dealing with mold propagation. Although considerable research into mold toxicity and exposure levels is underway, it may be several years before definitive standards are available to property owners against which to evaluate risk and design appropriate remediation practices. We cannot predict the outcome of any future regulatory requirements to deal with mold-related matters. We also do not believe that, currently, any potential mold-related liabilities, either individually or in the aggregate, will have a material adverse effect on our results of operations or financial condition.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether or not it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Company adopted FIN 46R beginning after October 1, 2004. This Interpretation requires that the Company present any variable interest entities in which it has a majority variable interest on a consolidated basis in its financial statements. As a result of the adoption of this interpretation, the Company began consolidating two variable interest entities as of October 1, 2004. The consolidation of these two joint ventures added approximately $3.2 million in assets and $3.2 million in liabilities to the Company's consolidated balance sheet. Prior to their consolidation, the Company had investments in, and advances to, these joint ventures of approximately $221,000, which was presented as such under the equity method of accounting in the accompanying consolidated financial statements. These investments in, and advances to, have been eliminated in consolidation. The Company expects that it will continue to present all of its other unconsolidated investments under the equity method.

On May 15, 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). The issuance of SFAS 150 was intended to improve the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position and also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. SFAS 150 affects the issuer's accounting for a number of freestanding financial instruments, including mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The effective date of a portion of the statement has been indefinitely postponed by the FASB. We do not expect that the implementation of SFAS No. 150 will result in a material financial statement impact.

In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, "Share-Based Payment" ("SFAS 123R"). This Statement is a revision to Statement 123, "Accounting for Stock-Based Compensation", and supersedes Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. We will adopt SFAS 123R on July 1, 2005, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under SFAS 123 for pro forma disclosures. We are currently evaluating the impact SFAS 123R will have on our financial position, results of operations, earnings per share and cash flows when the Statement is adopted. We do not expect that the implementation of SFAS 123R will result in a material financial statement impact.

SUBSEQUENT EVENTS

In February 2005, the landlord for a non-AmeriHost Inn hotel consummated the sale of the hotel and our lease was simultaneously terminated pursuant to a lease modification executed in 2004.

In March 2005, we received a commitment to renew our operating line-of-credit from the existing lender, LaSalle Bank N.A., through April 30, 2006, which we accepted and executed. The terms of this renewed facility require that the maximum availability under the facility be reduced to $3.5 million as of May 1, 2005, from its current $4.0 million. The facility will be reduced to $3.0 million on July 31, 2005, and further reduced to $2.5 million on October 31, 2005. The terms of the agreement provide for interest at the fixed rate of 10.0% per annum. The renewed credit line provides for the maintenance of certain types of financial covenants, similar to those in the previous credit line. There is no penalty for our prepayment of this loan.

In March 2005, a consolidated joint venture in which we own a majority ownership interest sold its non-AmeriHost Inn hotel, generating gross proceeds of approximately $1.9 million, and simultaneously paid off the related mortgage loan of approximately $1.5 million. The excess funds from the sale were utilized by the joint venture to partially repay our outstanding operating advances.

In March 2005, an unconsolidated joint venture in which we own a minority ownership interest sold its AmeriHost Inn hotel, generating a distribution to us of approximately $507,000, after the related mortgage debt was paid off. Our partner received a $1.0 million distribution from the net sale proceeds, in accordance with the terms of an amendment to the joint venture agreement executed in 2004.

In March 2005, we sold a vacant land parcel generating net proceeds of approximately $838,000.

In March 2005, we facilitated the sale of a leased hotel as an AmeriHost Inn on behalf of PMC, the landlord. This sale resulted in approximately $288,000 being added to the Proceed Deficit Note, before application of the "Arlington Fee", which will reduce the Proceeds Deficit Note by approximately $155,000 when received by PMC.

In March 2005, the Company sold a wholly owned AmeriHost Inn hotel, generating gross proceeds of approximately $2.2 million, and simultaneously paid off the related mortgage loan of approximately $1.5 million.

RISK FACTORS

The following important factors, among others, have affected, and may in the future continue to affect, our business, results of operations and financial condition, and could cause our operating results to differ materially from those expressed in any forward-looking statements made by us or on our behalf elsewhere in this report.

DEBT, CAPITAL, AND LIQUIDITY

We have substantial long-term obligations, which could limit our flexibility or otherwise adversely affect our financial condition. Our operating cash flow may not be sufficient to satisfy these obligations.

We have a significant amount of debt and obligations under long-term leases, such as the hotel leases with PMC, requiring us, or our subsidiaries, to dedicate a substantial portion of our, or their, cash flow from operations to make these required payments. These payments reduce the cash flow otherwise available to fund capital expenditures, expand development efforts and other general corporate needs.

For the past three years our cash flow, after the payment of mortgage debt service, lease obligations (despite the lease payment reduction achieved by entering into the Third Amendment with PMC), and ongoing capital expenditures, has been negative. We have used the proceeds from the sale of hotels and availability under our line of credit facility to primarily fund these payments and other operational expenses. Pursuant to the renewal of our line of credit, however, our line of credit provider is reducing the availability of our line of credit from $4.0 million to $2.5 million by October 31, 2005. As a result, we may have liquidity concerns and may need to raise additional funds through:

      -     selling capital stock;

      -     obtaining additional borrowings; or

      -     selling a greater number of assets and sooner than planned.

We cannot be assured that any of these sources of financing will be available to us on acceptable terms, if at all. Furthermore, if we are required to sell capital stock to obtain additional capital, our shareholders could experience significant dilution; alternatively, if we obtain debt financing, our liabilities and future cash commitments will increase.

If our operating cash flow does not significantly increase, or we are unable to obtain additional funding, we could experience liquidity concerns as the availability under our line-of-credit is reduced. Such prospective liquidity concerns are highly contingent upon our increasing the rate of hotel sales and development and construction of new hotels which is, in turn, dependent upon our obtaining financing for such new hotel development and construction and our ability to obtain additional funding. We have engaged investment banking firms to assist us in obtaining this financing. There can be no assurance that we will be able to increase the rate of our hotel sales or development and construction activities or obtain additional funding on terms that are favorable to us, if at all. If we do not have sufficient cash to fund our operations, it will have a material adverse effect on our liquidity, results of operations, financial condition and prospects.

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

Our ability to increase our revenues and operate profitably depends to a large extent on our ability to sell existing hotels, or hotels that we develop, at favorable prices. The price and timing of each sale is affected by numerous factors, such as the demand and supply of hotel product and conditions in the real estate and capital markets, as well as the uncertainties associated with negotiating conditions and terms of sales and our buyer's ability to obtain sufficient financing. In addition, our cash flow needs may dictate, to a certain extent, the timing of attempted sales. For example, the sales price we can obtain for a hotel may be adversely affected because we may accelerate sale of a hotel to generate cash flow to fund other needs. Further, even if we do not accelerate the sale of any particular hotel or hotels, actual sales prices may be materially less than we expect. There is no assurance, for example, that we will generate the expected proceeds from our formal plan for hotel disposition. If we are not able to sell the hotels we develop in a timely manner and at favorable prices, our ability to fund future growth, our ability to retire maturing debt, our ability to expand revenues and our ability to operate profitably will be significantly impaired.

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

As described in the "Executive Overview" above, we have implemented strategies and programs to improve hotel operation results, and while the improvement in the economy and industry has had, and is expected to have a positive impact, there can be no assurance that such initiatives or expected positive impact from the economy will occur or will have a material positive impact on our hotel operations.

The modification of the lease agreement with PMC Commercial Trust requires the sale of hotels on a specific schedule and principal payments on the Proceeds Deficit Note, on an accelerated basis under certain conditions.

One of our wholly owned subsidiaries is the lessee for 18 hotels with PMC. We have guaranteed the obligations under these leases. To date, we have been making a significant portion of the lease payments for our subsidiary, since the aggregate cash flow generated by these hotels has been insufficient to cover the annual lease payment obligation. Effective October 1, 2004, we modified the lease agreement with PMC providing for a 19% reduction in the lease payment rate and the sale of all PMC leased hotels over a four-year period (the "Third Amendment"). However, even with the reduced rent payments, the aggregate cash flow generated by these hotels has continued to be insufficient to cover this reduced lease rate.

Additionally, as provided in the Third Amendment, our failure to facilitate the sale of all PMC leased hotels, generally at the pace of five hotels per year, would result in the lease rate returning to the original contractual rate, without regard to the Third Amendment, or a higher default rate of 15% per annum under certain conditions. To date, we have facilitated the sale of two of the five and there are signed sales contracts on another three PMC hotels. A total of five PMC hotels must be sold by October 1, 2005. There can be no assurance that the sale of three PMC hotels will be consummated on or before October 1, 2005 as required.

If we do not sell the hotels as required, the lease payments owed to PMC will increase. Any increase in the lease payment amounts will have a material adverse effect on our results of operations, financial condition and prospects.

Additionally, we anticipate incurring a Proceeds Deficit Note upon the sale of the hotels representing the difference between the net sale prices and the "Assigned Values" in the original lease agreement. If the principal balance of the Proceeds Deficit Note exceeds $4.0 million at any time, we must make an immediate principal payment in an amount equal to the excess over $4.0 million. The "Third Amendment" also contains other covenants that if triggered will require an acceleration of the principal payments on the Proceeds Deficit Note. Failure to make a principal payment pursuant to these covenants, if required, will result in an increase in the interest rate on the Proceeds Deficit Note to the original contractual rate in the lease agreement without regard to the "Third Amendment". Failure to make any principal payment on the Proceeds Deficit Note, including any payment required to reduce the balance to $4.0 million, or rent payment under the lease agreements, when due, or payments on other obligations to PMC, would result in a default under the lease agreements, and would have a material adverse effect on our results of operations, financial condition and prospects.

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

As of December 31, 2004, all of our hotels were operated pursuant to existing franchise or licensing agreements with nationally recognized hotel brands. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor system. Standards are often subject to change over time, in some cases at the discretion of the franchisor, and may restrict a franchisee's ability to make improvements or modifications to a hotel without the consent of the franchisor. In addition, compliance with standards could require us to incur significant expenses or capital expenditures. Action or inaction on our part could result in a breach of standards or other terms and conditions of the franchise agreements, and could result in the loss or cancellation of a franchise license. Loss of franchise licenses without replacement would likely have an adverse effect on our hotel revenues.

Typically, the buyers of our hotels maintain the existing brand affiliation and enter into a franchise agreement with the franchisor upon the sale. Part of our strategic plan is to sell AmeriHost Inn hotels to buyers who continue to operate the hotels as AmeriHost Inn hotels. As a result, Cendant must approve the franchise application of the buyer, which is based solely on their evaluation of the buyer's experience and ability to effectively operate the hotel, the physical condition of the hotel, and other factors. If we choose to sell an AmeriHost Inn hotel, or other brand hotel, where the buyer does not execute an AmeriHost Inn, or other, franchise agreement, we may be subject to liquidated damages under our franchise agreements, which is computed as a percentage of room revenue or a fixed amount per room of the hotel sold. If this amount is significant, it will have a material adverse affect on our results of operations.

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

In the past, we have generally funded capital improvements from cash flow from operations and, to a lesser degree, by borrowing. Our future cash flow may not be sufficient to fund future capital improvements and there is no assurance that we will be able to borrow any needed monies on acceptable terms, if at all. Thus, we may not be able to fund required capital improvements, which could cause us to default on certain agreements that would have a material adverse effect on our results of operations, financial condition and prospects.

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

      - insurance costs, including health, general liability and workers compensation; and

      -     other operating expenses.

      - Increases in operating expenses could have a material adverse effect on our results of operations and financial condition.

      - Our revenues are significantly influenced by economic conditions in the Midwest.

Our hotels are located primarily in the States of Illinois, Ohio, Indiana, Michigan, and Wisconsin. In 2004, more than two-thirds of our hotel revenues were derived from hotels in the Midwest. As a result, our results of operations and financial condition are largely dependent on economic conditions in the Midwest where growth may be weaker than that in other regions, and a decline in economic conditions in this region could have a material adverse affect on us.

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

Since 2001, the lodging industry has experienced a difficult period, and operations have generally been declining, which has caused declines in our revenue per available room, or RevPAR, and profit margins. The decline in the lodging industry has been attributed to a number of factors including a weak economy, and the effect of potential terrorist activity in the United States that have changed the travel patterns of both business and leisure travelers. It is not clear whether these changes are permanent or whether they will continue to evolve creating new opportunities or difficulties for the industry. Our results of operations may be affected and can change based on the following risks:

      -     changes in the national, regional and local economic climate;

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

The table below provides information about financial instruments that are sensitive to changes in interest rates, for each interest rate sensitive asset or liability as of December 31, 2004. As the table incorporates only those exposures that existed as of December 31, 2004, it does not consider those exposures or positions that could arise after that date. Moreover, the information presented therein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, hedging strategies and prevailing interest rates at the time.

                                                          Average Nominal
                                          Carrying Value   Interest Rate
                                          --------------  ---------------
Operating line of credit - variable rate  $    2,225,000     10.00%
Mortgage debt - fixed rate                $   19,031,256      7.60%
Mortgage debt - variable rate             $   27,968,913      5.58%

If market rates of interest on our variable debt increased by 10%, the increase in interest expense on the variable rate debt would be approximately $156,000 annually.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements filed as part of this Form 10-K are included under "Exhibits and Financial Statement Schedules" under Item 15. Selected quarterly financial data is presented in Note 17 to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with Grant Thornton LLP on accounting and financial disclosure matters which are required to be described by Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Based on management's evaluation as of December 31, 2004, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rule 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Company's executive officers and directors are:

       Name         Age                       Position
------------------  ---  ---------------------------------------------------
Kenneth M. Fell     47   Chairman of the Board of Directors
Andrew E. Shapiro   43   Vice Chairman of the Board of Directors
Stephen K. Miller   49   Senior Vice President Business Development and Real
                         Estate, interim Chief Executive Officer.
James B. Dale       41   Senior Vice President of Finance, Secretary,
                         Treasurer and Chief Financial Officer
Steven J. Belmonte  52   Director
Salomon J. Dayan    59   Director
Gerald T. LaFlamme  65   Director
Thomas J. Romano    52   Director

Below is information on the business experience of our directors:

Kenneth M. Fell has been a member of the Board since August 2002. In December 2002, Mr. Fell was elected independent Chairman of the Board. Mr. Fell is a member of the Audit Committee, the Compensation Committee and the Corporate Governance/Nominating Committee. Mr. Fell also serves as a member of various ad hoc committees of the Board, which are formed from time-to-time to address specific issues. Since 1983, Mr. Fell has been an independent floor trader and member of various divisions of the Chicago Mercantile Exchange. These include the Index and Options Market (1983-present), the International Monetary Market (1984-present), and the Growth and Emerging Market (1995-present). Mr. Fell is a member of the National Association of Corporate Directors (NACD).

Andrew E. Shapiro has been a member of the Board since September 2002, and was elected independent Vice Chairman of the Board in February 2003. Mr. Shapiro is Chairman of the Corporate Governance/Nominating Committee, and also serves as a member of the Compensation Committee. Mr. Shapiro also serves as a member of various ad hoc committees of the Board, which are formed from time-to-time to address specific issues. Mr. Shapiro has been Managing Member and President of Lawndale Capital Management, LLC, a Mill Valley, California-based investment advisory firm, and Chairman and President of a predecessor investment advisor, and now holding company, Lawndale Capital Management, Inc., since 1992. Prior to forming the Lawndale Capital entities, Mr. Shapiro obtained numerous years of experience in highly leveraged investments and lending. He was a Board Observer of Earl Scheib, Inc. (AMEX-ESH) from August 2002 until September 2004, pursuant to an agreement with that company's Board, and he is a member of the NACD.

Steven J. Belmonte, CHA, has been a member of the Board since August 2002. Mr. Belmonte is Chairman of our Compensation Committee, and also serves as a member of various ad hoc committees of the Board, which are formed from time-to-time to address specific issues. In 2002, Mr. Belmonte launched Hospitality Solutions, LLC, a full-service, nationwide consultation firm specializing in lodging industry issues at the hotel and corporate level. Hospitality Solutions offers expert witness and mediation services, litigation support, license agreement formulation or termination negotiation assistance, asset management, special projects, targeted training programs, and motivational speaking. From 1991 to 2002, Mr. Belmonte oversaw the Ramada hotel chain, which had over 1,000 hotels and nearly 135,000 hotel rooms throughout the United States, becoming the longest standing president of a national franchised hotel chain. Mr. Belmonte has assumed leadership roles in charities related to the hotel industry as follows: Chairman of the American Hotel Foundation (AHF) and Vice Chairman of the American Hotel & Lodging Educational Foundation (AH&LEF). Furthermore, Mr. Belmonte's charitable leadership has also extended to Childreach, whose activities have included constructing two medical facilities, a Food and Science Laboratory and a library in Africa, and schools in the Dominican Republic and Honduras. Mr. Belmonte is a member of the NACD.

Salomon J. Dayan, M.D., has been a member of the Board since August 1996. Dr. Dayan also serves as a member of various ad hoc committees of the Board, which are formed from time-to-time to address specific issues. In 1980, Dr. Dayan, a physician certified in internal and geriatric medicine, founded the Salomon J. Dayan Ltd., a multi-specialty medical group, which is dedicated to the care of the elderly in hospital and nursing home settings. He was Chief Executive Officer from 1980 until the medical group was sold in 1998. Dr. Dayan was the Medical Director and Executive Director of Healthfirst, a corporation that operates multiple medical ambulatory facilities in the Chicago, Illinois area from 1986 until the corporation was sold in 1996.

Since 1994, he has been an assistant professor at Rush Medical Center in Chicago. Dr. Dayan is currently the Chairman of the Board of Directors of J. D. Financial, a bank holding company owning Pan American Bank. Dr. Dayan also has numerous investments in residential and commercial real estate. Dr. Dayan is a member of the NACD.

Gerald T. LaFlamme, C.P.A. has been a member of the Board since August 2002. Mr. LaFlamme is Chairman of the Audit Committee, and also serves as a member of various ad hoc committees of the Board, which are formed from time-to-time to address specific issues. He has been the President and Chief Executive Officer of JL Development Company, Inc. a real estate development and consulting firm, since March 2004. From 2001 through 2003, Mr. LaFlamme was the Senior Vice President and Chief Financial Officer of Davidson Communities, LLC, a real estate development company, where his responsibilities include land acquisitions, joint venture transactions and the financing of real estate projects. From 1997 through 2001, Mr. LaFlamme was retired. From 1978 to 1997, Mr. LaFlamme was a Managing Partner with Ernst & Young LLP, and a predecessor accounting firm, and had responsibility for managing the firm's Real Estate Office in San Diego, California. Mr. LaFlamme has extensive experience in structuring real estate transactions and in developing business strategies for Real Estate Investment Trusts, residential and commercial developers, and hospitality management companies. Mr. LaFlamme is a Certified Public Accountant and a member of the NACD.

Thomas J. Romano has been a member of the Board since November 1999. Mr. Romano is a member of the Audit Committee and Corporate Governance/Nominating Committee. Mr. Romano also serves as a member of various ad hoc committees of the Board, which are formed to address specific issues. Mr. Romano was an Executive Vice President and a member of executive management for Bridgeview Bank Group from 1997 until December 31, 2004. He served as Chief Credit Officer and President of the Lake County, Illinois region, responsible for a significant loan portfolio from 1997 until June 2002, at which time he became, responsible for leading the community banks' marketing efforts for Bridgeview Bank Group and Bridgeview Capital Solutions. Prior to Bridgeview Bank Group, his experience includes 19 years with First of America Bank where his responsibilities included the management of the commercial lending functions across the Northern Illinois Region. Mr. Romano is currently a member of Robert Morris Associates and serves as a director for Vista National Insurance, Laserage Technology Corporation and the Goldman Philanthropic Partnerships. Mr. Romano is a member of the NACD.

EXECUTIVE OFFICERS.

The following is information on the business experience of our executive officers:

Stephen Miller. Mr. Miller has been our senior vice president, real estate and business development since August 2003. Mr. Miller currently serves as our Interim President and Chief Executive Officer. From January 2003 to August 2003, Mr. Miller provided services as a consultant to companies in the hospitality industry. From 1999 to 2002, Mr. Miller was executive vice president of development and acquisition for Carlson Hotels Worldwide, responsible for acquiring, constructing and designing properties. In this position, Mr. Miller oversaw an acquisition fund of approximately $500 million, and established development policies, investment guidelines and closing procedures. From 1989 to 1999, Mr. Miller was a vice president for Wyndham International, an owner and operator of hotels, where he directed the expansion of the Wyndham brand in the Eastern United States, Canada and the Caribbean. Mr. Miller has also worked in a senior development capacity for Interstate Hotel Corporation, Embassy Suites Hotels and Holiday Inns, Inc.

James B. Dale was promoted to Chief Financial Officer in 1998, in addition to his responsibilities as Senior Vice President of Finance. Mr. Dale began his employment with us in May 1994 as our first Corporate Controller. He has been responsible for overseeing all aspects of our property and corporate accounting departments, including preparation of all SEC filings. In 1999, Mr. Dale was elected Corporate Secretary by the Board of Directors. Prior to joining us, Mr. Dale was an Audit Manager with an international public accounting firm, with nearly nine years of experience in auditing, financial reporting and taxation. Mr. Dale is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the Illinois CPA Society.

Richard Gerhart. Mr. Gerhart has been our senior vice president of hotel operations since January 2000. From 1997 to 2000, Mr. Gerhart was senior vice president of operations for MOA Hospitality, a hotel company with a portfolio of 135 limited and full service properties, representing ten hotel brands with annual sales in excess of $215 million. At MOA Hospitality, Mr. Gerhart's responsibilities included overseeing the management of the company's hotels. Mr. Gerhart's hotel experience includes employment with Motel 6 Corporation, Remington Hotel Corporation, La Quinta Motor Inns, Inc., Registry Resort and Marriot Corporation.

AUDIT COMMITTEE

Among other committees, our Board of Directors has a standing Audit Committee. The committee consists of three directors: Messrs. LaFlamme, who is the chairman, Fell, and Romano, each of whom are "independent" as defined in our by-laws and the listing standards of the NASDAQ Stock Market. Messrs. LaFlamme and Romano have been designated as the committee's financial experts pursuant to the rules promulgated under Section 401 of Regulation S-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of Section 16(a) filings furnished to the Company, the Company is not aware of any failure to file reports required by Section 16(a) on a timely basis during 2004.

CODE OF BUSINESS CONDUCT AND ETHICS

Our Board of Directors adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by our directors, officers, and employees. A copy of this code is available on our website at http://www.arlingtonhospitality.com under the heading of "About Us" and subheading "Corporate Governance" and we intend to disclose on this website any amendment to, or waiver of, any provision of this Code applicable to our directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or NASDAQ. Also, each of our Board committees (Audit, Compensation and Nominating committees) have written charters. These charters are available on our website under the heading "About Us" and subheading "Corporate Governance" and further subheading "Board Committees and Charters". A copy of the Code and committee charters are also available in print to any stockholder upon written request addressed to Investor Relations, Arlington Hospitality, Inc., 2355 S. Arlington Heights Road, Suite 400, Arlington Heights, Illinois 60005. For purposes of shareholder communication directly with our board or suggestions of qualified director candidates for consideration by the Corporate Governance/Nominating Committee, the website also contains an email link to independent director Mr. Andrew E. Shapiro, Chairman of the Corporate Governance/Nominating Committee.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the annual and long-term compensation for services as officers to the Company for the fiscal years ended December 31, 2004, 2003 and 2002, of those persons who were, at December 31, 2004: The chief executive officer and the other executive officers of the Company (the "Named Officers"). See "Compensation of Directors" under
Item 11.

                           SUMMARY COMPENSATION TABLE

                                                                        Long-Term
                                                                      Compensation
                                                                 ----------------------
                                         Annual Compensation     Restricted  Securities
         Name and Principal          --------------------------     Stock    Underlying     All Other
              Position               Year    Salary    Bonus(1)   Awards(6)  Options(2)  Compensation(3)
-----------------------------------  ----  ----------  --------  ----------  ----------  ---------------
Steven K. Miller (8)                 2004  175,000            -         -          -             -
  Senior Vice President Real Estate
  and Business Development,
  Interim President &
  Chief Executive Officer

Jerry Herman (7)                     2004  300,000            -         -          -         2,732
  Former President &                 2003  287,308            -         -          -         2,732
  Chief Executive Officer

James B. Dale                        2004  159,569        6,000     2,265          -         1,901
  Senior Vice President Finance,     2003  160,442(5)     7,200         -          -         1,871
  Secretary, Treasurer, and          2002  145,000       17,850         -     21,000         2,036
  Chief Financial Officer

Richard A. Gerhart (4)               2004  143,237        4,000     1,880          -         2,226
  Senior Vice President Hotel        2003  132,500        9,700         -          -         2,329
  Operations

(1) Mr. Dale and Mr. Gerhart received cash bonuses of $6,000 and $4,000, respectively in 2004, including $5,000 and $3,000 received in connection with supplemental retention and performance agreements.

(2) Includes 21,000 options issued in 2002 to Mr. Dale, of which 14,000 did not vest and were forfeited.

(3) Includes life insurance premiums paid by the Company on behalf of the Named Officers. Also includes the Company's 401(k) matching contributions of $153 and $256 for Mr. Gerhart in 2004 and 2003 and $1,676, $1,646, and
      $1,586 for Mr. Dale in 2004, 2003 and 2002, respectively.

(4) Mr. Gerhart, who has been employed by the Company since 1999, was made an executive officer in August 2003.

(5) Mr. Dale received $8,387 in 2003 for his services as our interim chief executive officer from December 12, 2002 to January 6, 2003.

(6) Mr. Dale and Mr. Gerhart were awarded 750 and 971 shares of restricted stock, respectively, valued at $2,550 and $3,300, in recognition of their leadership roles in 2002, which restricted stock was issued in 2004. In addition, Mr. Dale and Mr. Gerhart were awarded 1,515 and 909 shares of restricted stock in 2004, respectively, valued at $5,151 and $3,091, in connection with supplemental retention and performance agreements.

(7) Mr. Herman served as the Company's President and Chief Executive Officer from January 2003 until December 31, 2004, at which time his resignation was effective.

(8) Mr. Miller was hired as our Senior Vice President of Real Estate and Business Development in August 2003. He began serving as our Interim CEO and President as of January 1, 2005. The compensation included in the table is that which Mr. Miller was paid for service during 2004 as Senior Vice President of Real Estate and Business Development.

No options were exercised by any Named Officers in 2004.

EMPLOYMENT AGREEMENTS

Our President and Chief Executive Officer, Jerry H. Herman, resigned effective December 31, 2004. Mr. Herman provided services to us under the terms of an employment agreement originally dated December 19, 2002. Pursuant to the agreement, Mr. Herman received a base salary of $300,000 per year, and was eligible to earn a bonus consisting of a cash portion and restricted stock portion, subject to certain performance criteria. In 2004, the performance criteria were not met, and Mr. Herman did not receive a bonus in 2004.

We entered into a settlement agreement with Mr. Herman, designed to result in a smooth transition of our leadership, and a mutually beneficial severance settlement. The settlement agreement provided for the payment to Mr. Herman of his regular salary through March 31, 2005, plus certain fringe benefits including health insurance, disability insurance, and life insurance. Mr. Herman agreed to reasonably assist us through June 30, 2005 with our transition to a new President and Chief Executive Officer. Mr. Herman resigned as a director effective November 29, 2004, the day his resignation was tendered.

Stephen K. Miller, our senior vice president of real estate and business development, entered into an employment agreement with us on July 25, 2003. Mr. Miller's agreement was amended to provide that beginning January 1, 2005, he shall serve as our interim Chief Executive Officer until the earlier of April 30, 2005 or a successor is duly appointed by our board of directors. The amendment extended the expiration of the agreement from December 31, 2005 to April 30, 2006. Under the terms of the agreement, as amended, we pay Mr. Miller a base salary of $185,000 per year, however the base pay was increased to the annual rate of $200,000 for the period during which Mr. Miller serves as the interim Chief Executive Officer. Mr. Miller was eligible to earn a bonus in 2004 consisting of a cash portion and restricted stock portion, subject to certain performance criteria. These criteria relate to the sale of hotels, acquisition of land and/or existing hotels, commencement of construction on new developments, and the raising of equity capital from new partners or other sources. The Compensation Committee of the board of directors has not yet determined the final amount of Mr. Miller's 2004 bonus, if any. In addition, the 2005 amendment provides for a $20,000 bonus to Mr. Miller if he is employed by us on December 31, 2005 (or if he is terminated prior to such date other than for cause), and he successfully secures for us or a joint venture project all debt and equity funding necessary to develop five hotels having at least seventy rooms on or before June 30, 2005. Mr. Miller's employment agreement entitles him to receive severance payments equal to six months salary if his employment it terminated by us "without cause" at an effective date greater than three months prior to the end of the employment term. He is entitled to receive severance payments equal to three months salary if his employment is terminated "without cause" at an effective date less than three months prior to the end of the employment term. However, the 2005 amendment also provides that if Mr. Miller is terminated within twelve months of our hiring a full-time Chief Executive Officer, he shall receive severance equal to six month's base salary (at the $185,000 annual rate).

Our senior vice president of finance and chief financial officer, James B. Dale, provides services to us under the terms of an employment agreement dated January 12, 2001. The agreement originally expired January 12, 2004, however was extended to June 30, 2006 pursuant to an amendment in January 2005. Under the agreement, as amended we paid Mr. Dale a base salary of approximately $160,000 in 2004, increasing to approximately $168,000 for 2005. In addition, Mr. Dale was eligible to earn a bonus in 2004 consisting of a cash portion and restricted stock portion, subject to certain performance criteria. These criteria relate to the attainment of corporate and hotel capital, the reduction in financing costs, expedited financial reports, cost savings, and the disposition of hotels. The Compensation Committee of the board of directors has not yet determined the final amount of Mr. Dale's 2004 bonus, if any. In addition, Mr. Dale was paid $5,000 and received 1,515 shares of restricted stock in 2004, in connection with a supplemental retention and performance agreement as described below. The January 2005 amendment also provided for a $10,000 bonus to Mr. Dale if he is employed by us on December 31, 2005 (or if he is terminated prior to such date other than for cause), and he successfully facilitates a replacement operating line-of-credit for us on terms deemed more favorable to the existing line-of-credit on or before March 31, 2005. Mr. Dale's employment agreement entitles him to receive severance payments equal to six months salary if his employment is terminated by us "without cause," as defined in the agreement. In addition, if we are sold, Mr. Dale is entitled to receive the sum of six months base salary, at his salary level at the time of sale.

Our senior vice president of hotel operations, Richard A. Gerhart, provides services to us under the terms of an employment agreement dated July 1, 2002. The agreement originally expired July 1, 2005, however was extended to December 31, 2005 pursuant to an amendment in January 2005. Under the agreement, as amended, we pay Mr. Gerhart a base salary equal to $132,500 for the first year of the agreement, $137,800 for the second year, and $144,000 annually for the remaining term. In addition, Mr. Gerhart was eligible to earn a bonus in 2004 consisting of a cash portion and restricted stock portion, subject to certain performance criteria. These criteria relate to increases in revenue for AmeriHost Inns owned by us for at least thirteen months, gross operating profit for AmeriHost Inns as compared with budgeted and prior year amounts, local market revenue penetration, cost control, and the disposition of hotels. The Compensation Committee of the board of directors has not yet determined the final amount of Mr. Gerhart's 2004 bonus, if any. In addition, Mr. Gerhart was paid $3,000 and received 909 shares of restricted stock in 2004, in connection with a supplemental retention and performance agreement as described below. If we terminate Mr. Gerhart "without cause," he is entitled to receive his salary and bonus for six months from the date of termination. The January 2005 amendment provides that if we outsource our hotel management functions to a third party and such third party manager does not offer employment to Mr. Gerhart at compensation levels no less favorable than those contained in the 2005 amendment, then Mr. Gerhart's severance shall be extended to nine months.

We entered into supplemental retention and performance agreements with Mr. Dale and Mr. Gerhart which expired as of December 31, 2003. Under these agreements, we agreed to pay each of Mr. Dale and Mr. Gerhart a performance retention bonus in the form of cash and restricted stock if various performance criteria were satisfied, and they remained employed with us through January 1, 2004. The performance criteria in Mr. Dale's agreement related primarily to the timely preparation of financial statements, periodic reports and meeting minutes, sales of hotels, and assistance in our obtaining financing within certain time periods. The performance criteria in Mr. Gerhart's agreement related primarily to hotel revenue and profitability results. The amount paid in 2004 under these supplemental agreements was approximately $16,500 in the aggregate, including both cash and restricted stock.

NEW PRESIDENT AND CEO

Jerry H. Herman resigned as our President and Chief Executive Officer effective December 31, 2004. A committee of the board of directors is currently conducting a national search for a replacement President and Chief Executive Officer. This search includes candidates from outside the Company, as well as within the Company.

COMPENSATION OF DIRECTORS

Each of our non-employee directors to receive the following compensation for serving as a member of our board of directors: (i) an annual cash retainer, (ii) a grant of restricted stock, and (iii) fees for attending board and committee meetings as well as reimbursement for all out-of-pocket expenses relating to attendance at these meetings.

Cash Retainer

Each nonemployee director received an annual cash retainer of $9,000 paid in equal monthly installments, except that Mr. Fell and Mr. Shapiro received cash retainer payments at an annual rate of $13,500 and $11,250, respectively, for serving as chairman and vice-chairman of the board, respectively.

Restricted Stock

In September 2004, each non-employee director received 6,000 shares of our common stock, except for Messrs. Fell and Shapiro, who received 9,000 and 7,500 shares of our common stock, respectively, for serving as chairman and vice-chairman of the board, respectively. The restricted stock was issued under our 2003 Non-Employee Director Restricted Stock Plan. These shares may not be transferred for a one-year period, except in the case of a "change of control." After this one-year period, the shares may not be transferred until the earlier of a "change of control," five years from the date of the grant, or the date the director ceases to be a director. "Change of control" is defined in the plan to cover various circumstances in which 50% or more of the beneficial ownership of our issued and outstanding stock, either directly or by merger or other extraordinary transaction is acquired by others.

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

                             COMMITTEE MEETING FEES

                                                     TELEPHONE    IN PERSON
                                                     ---------    ---------
Meetings of 1.5 hours or less                          $150         $  500
Meetings over 1.5 hours and less than 4.0 hours        $300         $1,000
Meetings over 4.0 hours                                $500         $1,500

The above fees for each committee meeting are increased by 50% for the chairman of the audit committee and 30% for the individuals who chair other committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 30, 2005, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's Directors, (iii) each of the Named Officers and (iv) all Directors and executive officers as a group.

                                         Shares Beneficially Owned As of March 30, 2005
                                         ----------------------------------------------
        Name                                      Number              Percent
        ----                                     -------              -------
Wellington Management Company LLP                565,000 (1)            11.4%
Kenneth M. Fell, Director                        516,200 (2)            10.4
Andrew E. Shapiro, Director                      503,700 (3)            10.2
Lawndale Capital Management LLC                  488,700 (3)             9.9
Michael P. Holtz                                 410,000 (4)             8.3
H. Andrew Torchia                                396,032 (5)             8.0
Salomon J. Dayan                                 316,812 (7)             6.4
Richard A. D'Onofrio                             308,519 (6)             6.2
Dimensional Fund Advisors, Inc.                  307,000 (8)             6.2
Raymond and Liliane R. Dayan                     269,314 (9)             5.4
James B. Dale, CFO                                84,040 (10)            1.7
Richard A. Gerhart, Senior Vice
President Hotel Operations                        61,380 (11)            1.2
Thomas J. Romano, Director                        32,500 (12)            0.7
Steven J. Belmonte, Director                      27,968 (13)            0.6
Gerald T. LaFlamme, Director                      14,480 (14)            0.3
Stephen K. Miller, Interim CEO
    and President                                      -                   -

ALL DIRECTORS AND EXECUTIVE
  OFFICERS AS A GROUP (9 PERSONS)               1,557,080               31.4%

(1) Based upon information provided in its Form 13F dated December 31, 2004. Wellington Management Company LLP, in its capacity as investment advisor, may be deemed the beneficial owner of 565,000 shares of our common stock that are owned by numerous investment counseling clients. The address of Wellington Management is 75 State Street, Boston, Massachusetts 02109.

(2) Based upon information filed on Form 4 dated September 2, 2004. Includes 18,000 restricted shares held directly, 199,430 shares held by Kenneth M. Fell Trust; 295,270 shares held by Mr. Fell's IRA; 2,500 shares held by Mr. Fell's wife, Margaret A. Fell, IRA; and 1,000 shares issuable upon the exercise of options. Mr. Fell's address is One S. Wacker Drive, Suite 350, Chicago, IL 60606.

(3) Based upon information filed on Form 3 dated December 27, 2004. Includes 15,000 restricted shares held directly by Mr. Shapiro; 426,200 shares beneficially held by Diamond A. Partners, L.P. and 62,500 shares held by Diamond A. Investors, L.P. Mr. Shapiro is managing member of Lawndale Capital Management, LLC, the general partner and investing advisor to these partnerships. Lawndale Capital Management has only a pro-rata pecuniary interest in the securities with respect to which indirect beneficial ownership is reported and disclaims beneficial ownership in these securities, except to the extent of its pecuniary interest. Mr. Shapiro disclaims beneficial ownership of these shares. Both Lawndale Capital Management and Mr.

            Shapiro disclaim membership in any group in connection with the ownership of these securities. The address for each of Mr. Shapiro, Lawndale Capital Management LLC, Diamond A. Partners, L.P. and Diamond A. Investors, L.P. is 591 Redwood Highway, Suite 2345, Mill Valley, California 94941.

  (4) Based on information filed on Form 4 dated December 11, 2002. Includes 410,000 shares issuable upon the exercise of options. Mr. Holtz's address is 490 East Route 22, North Barrington, Illinois 60010.

  (5) Based upon information provided in a 13D/A joint filing dated January 13, 2003. Includes 80,443 shares owned directly by Mr. Torchia and 120,000 shares issuable upon the exercise of options held by Mr. Torchia. In addition, includes 195,589 of the 383,508 shares owned by Urban 2000 Corp. Mr. Torchia is the 51% stockholder of Urban 2000 Corp. and disclaims beneficial ownership of all but these 195,589 shares. The address of Urban 2000 Corp. is 10300 West Higgins Road, Suite 105, Rosemont, Illinois 60018.

  (6) Based upon information provided in a 13D/A joint filing dated January 13, 2003. Consists of 600 shares owned directly by Mr. D'Onofrio and 120,000 options owned by Mr. D'Onofrio, which currently are exercisable. In addition, includes 187,919 of the 383,508 shares owned by Urban 2000 Corp. Mr. D'Onofrio is the 49% stockholder of Urban 2000 Corp. and disclaims beneficial ownership of all but these 187,919 shares. The address of Urban 2000 Corp. is 10300 West Higgins Road, Suite 105, Rosemont, Illinois 60018.

  (7) Based upon information filed in Form 4 dated September 2, 2004. Includes 12,000 restricted shares held directly; 228,812 shares held by the Salomon J. Dayan UTD 11/08/78; 4,000 shares held by the children of Dr. Dayan and 72,000 shares issuable upon the exercise of options. Dr. Dayan's address is 2837 Sheridan Place, Evanston, Illinois 60201.

  (8) Based upon information provided in its Schedule 13G dated December 31, 2004, Dimensional Fund Advisors, Inc. ("DFA"), in its capacity as investment advisor, may be deemed beneficial owner of 307,000 shares of the Company which are owned by numerous investment counseling clients. Of the shares shown above, DFA has sole voting and investment power for 307,000 shares. The address of DFA is 1299 Ocean Avenue, Santa Monica, California 90401.

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

  (10) Includes 1,275 shares held directly, 2,265 shares of restricted stock, and 80,500 shares issuable upon the exercise of options. All of the options are exercisable, however none are "in-the-money" as of December 31, 2004, having a weighted average exercise price of $4.07 per share.

  (11) Includes 2,500 shares held directly, 1,880 shares of restricted stock, and 57,000 shares issuable upon the exercise of options. All of the options are exercisable, however none are "in-the-money" as of December 31, 2004, having a weighted average exercise price of $3.40 per share.

  (12) Based upon information filed on Form 4 dated September 2, 2004. Includes 12,000 restricted shares directly held; 10,000 shares held directly; 5,000 shares held by Ashley E. Romano UGTMA, with Mr. Romano as custodian; and 5,500 shares subject to options presently exercisable.

  (13) Based upon information filed on Form 4 dated September 2, 2004. Includes 12,000 restricted shares directly held; 14,968 shares held directly and 1,000 shares issuable upon the exercise of options.

  (14) Based upon information filed on Form 4 dated September 2, 2004. Includes 12,000 restricted shares held directly; 1,480 shares held by the 1988 LaFlamme Family Trust dated January 14, 1988 and 1,000 shares issuable upon the exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Urban 2000 Corp., ("Urban") and its principals H. Andrew Torchia and Richard A. D'Onofrio, own more than 5% of outstanding shares of common stock of the Company. During 2004, Urban entered into an agreement with the Company to provide consulting services in connection with the financing of new hotel development projects. This agreement was reviewed and approved by our board of directors. Under the terms of the agreement, fees are due Urban only upon the closing of a new hotel project financing commitment from an equity or debt source introduced by Urban. Total fees paid to Urban were approximately $68,000 in 2004, related to the introduction of an equity investor to the Company for the successful equity financing of one new hotel development project.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following tables present the fees for professional audit services rendered and fees billed for other services rendered by our independent registered public accounting firms for the fiscal years ended December 31, 2004 and 2003, respectively. KPMG LLP served as our independent registered public accounting firm for the entire year ended December 31, 2003 and in 2004 from January 1, 2004 through November 10, 2004, when KPMG LLP resigned as our independent registered public accounting firm. On November 16, 2004, Grant Thornton LLP was appointed to serve as our independent registered public accounting firm.

FEES BILLED FOR SERVICES RENDERED BY KPMG LLP:              2004      2003
----------------------------------------------            --------  --------
Audit fees                                                $115,000  $219,000
Audit-related fees                                               -         -
Tax fees                                                    80,000    78,000
All other fees                                                   -         -
                                                          --------  --------
                                                          $195,000  $297,000
                                                          ========  ========

FEES BILLED FOR SERVICES RENDERED BY GRANT THORNTON LLP:    2004      2003
--------------------------------------------------------  -------   --------
Audit fees                                                $ 16,055  $      -
Audit-related fees                                               -         -
Tax fees                                                         -         -
All other fees                                                   -         -
                                                          --------  --------
                                                          $ 16,055  $      -
                                                          ========  ========

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

Audit-Related Fees. Neither KPMG LLP nor Grant Thornton LLP performed any services in this category for us in 2004 or 2003.

Tax Fees. This category consists of professional services rendered for tax compliance and tax advice. The services for the fees disclosed under this category include tax advisory services associated with our ongoing business and business ventures.

All Other Fees. Neither KPMG LLP nor Grant Thornton LLP performed any services in this category for us in 2004 or 2003.

Our Audit Committee pre-approved all of the services provided by KPMG LLP and Grant Thornton LLP.

                                   PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

      Financial Statements:

The following consolidated financial statements are filed as part of this Report on Form 10-K for the fiscal year ended December 31, 2004.

(a)(1) Financial Statements:

Independent Registered Public Accounting Firms' Reports...  F-1
Consolidated Balance Sheets at December 31, 2004
 and 2003 ................................................  F-3
Consolidated Statements of Operations for the years
 ended December 31, 2004, 2003 and 2002 ..................  F-5
Consolidated Statements of Shareholders' Equity
 for the years ended December 31, 2004, 2003 and 2002.....  F-6
Consolidated Statements of Cash Flows for the years
 ended December 31, 2004, 2003 and 2002 ..................  F-7
Notes to Consolidated Financial Statements ...............  F-9

(a)(2) Financial Statement Schedules:

No financial statement schedules are submitted as part of this report because they are not applicable or are not required under regulation S-X or because the required information is included in the financial statements or notes thereto.

(b) The following exhibits were included in the Registrant's Report on Form 10-K filed on March 26, 1993, and are incorporated by reference herein:

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

   10.20      Supplemental retention and performance agreement between Arlington
              Hospitality, Inc. and James B. Dale dated December 1, 2002

   10.21      Employment agreement between Arlington Hospitality, Inc. and
              Richard A. Gerhart dated July 1, 2002

   10.22      Supplemental retention and performance agreement between Arlington
              Hospitality, Inc. and Richard A. Gerhart dated December 1, 2002

The following exhibits were included in the Registrant's Report on Form 10-K filed March 30, 2004:

Exhibit No.   Description
-----------   -----------
   10.23      Amended and Restated Master Lease Agreement dated January 24, 2001 between Arlington Hospitality, Inc. and PMC Commercial Trust

   10.24      Amended and Restate Loan and Security Agreement dated April 30,
              2003 between Arlington Hospitality, Inc. and LaSalle Bank N.A.

The following exhibits were included in the Registrant's Report on Form 10-Q filed May 14, 2004.

Exhibit No.   Description
-----------   -----------
   10.25      Second Amendment to Amended and Restated Loan and Security
              Agreement dated April 30, 2004 between Arlington Hospitality,
              Inc. and LaSalle Bank N.A.

The following exhibits were included in the Registrant's Report on Form 10-Q filed August 13, 2004.

Exhibit No.   Description
-----------   -----------
   10.26      Temporary sales letter agreement dated May 18, 2004 between
              Arlington Hospitality, Inc. and PMC Commercial Trust.

The following exhibits were included in the Registrant's Report on Form 8-K filed October 7, 2004:

Exhibit No.   Description
-----------   -----------
   10.27      Third Amendment to Amended and Restated Master Agreement dated
              October 4, 2004 between Arlington Hospitality, Inc. and PMC
              Commercial Trust.

   10.28      Proceeds Deficits Loan Agreement dated October 4, 2004 between
              Arlington Hospitality, Inc. and PMC Commercial Trust.

   10.29      Deficit Note Agreement dated October 1, 2004 between Arlington
              Hospitality, Inc. and PMC Commercial Trust.

The following exhibits are included in this Report on Form 10-K filed March 31, 2005:

Exhibit No.   Description
-----------   -----------
   10.30      Third Amended and Restated Loan and Security Agreement dated March
              21, 2005 between Arlington Hospitality, Inc. and LaSalle Bank N.A.

   10.31 Amendment to employment agreement between Arlington Hospitality, Inc. and Stephen K. Miller dated January 31, 2005

   10.32 Amendment to employment agreement between Arlington Hospitality, Inc. and James B. Dale dated January 31, 2005

   10.33 Amendment to employment agreement between Arlington Hospitality, Inc. and Richard A. Gerhart dated January 31, 2005

   21.1       Subsidiaries of Registrant.

   23.1       Consent of Grant Thornton LLP.

   23.2       Consent of KPMG LLP.

   31.1       Certification  of Chief Executive  Officer Pursuant toSEC Rules
              13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                                            ARLINGTON HOSPITALITY, INC.

                                            By: /s/ Stephen K. Miller
                                                --------------------------------
                                                Stephen K. Miller
                                                Interim Chief Executive Officer

                                            By: /s/ James B. Dale
                                                --------------------------------
                                                James B. Dale
                                                Chief Financial Officer

                                            By: /s/ Keith P. Morris
                                                --------------------------------
                                                Vice President Finance
                                                Chief Accounting Officer

        March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Andrew E. Shapiro                          /s/ Kenneth M. Fell
---------------------------------------        ---------------------------------
Andrew E. Shapiro, Vice-Chairman               Kenneth M. Fell, Chairman
March 30, 2005                                 March 30, 2005

/s/ Steven J. Belmonte                         /s/ Gerald T. LaFlamme
---------------------------------------        ---------------------------------
Steven J. Belmonte, Director                   Gerald T. LaFlamme, Director
March 30, 2005                                 March 30, 2005

/s/ Salomon J. Dayan                           /s/ Thomas J. Romano
---------------------------------------        ---------------------------------
Salomon J. Dayan, Director                     Thomas J. Romano, Director
March 30, 2005                                 March 30, 2005

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Arlington Hospitality, Inc.

We have audited the accompanying consolidated balance sheet of Arlington Hospitality, Inc. and subsidiaries ("the Company") as of December 31, 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arlington Hospitality, Inc. and subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                                  /s/ Grant Thornton LLP

Chicago, Illinois
March 29, 2005

                 See notes to consolidated financial statements.

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Arlington Hospitality, Inc.:

We have audited the accompanying consolidated balance sheet of Arlington Hospitality, Inc. and subsidiaries (the Company) as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arlington Hospitality, Inc. and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with U.S. generally accepted accounting principles.

                                                                KPMG LLP

March 26, 2004

                 See notes to consolidated financial statements.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                                           December 31,   December 31,
                                                                               2004           2003
                                                                           ------------   ------------
Current assets:
     Cash and cash equivalents                                             $  2,558,384   $  3,623,550
     Accounts receivable, less an allowance of $76,500 at
        December 31, 2004 and 2003 (including approximately
        $372,000 and $382,000 from related parties)                           1,365,454      1,289,492
     Notes receivable, current portion (Note 2)                                  76,042        146,000
     Prepaid expenses and other current assets                                  808,478      1,142,032
     Refundable income taxes                                                     67,538        975,316
     Costs and estimated earnings in excess of billings on
        uncompleted contracts (Note 3)                                          467,144      1,232,481
     Assets held for sale - other brands (Note 11)                            6,525,844     10,603,160
     Assets held for sale - AmeriHost Inn hotels (Note 11)                   19,214,269     28,162,442
     Capital lease assets held for sale - AmeriHost Inn hotels (Note 14)     15,379,638              -
                                                                           ------------   ------------

     Total current assets                                                    46,462,791     47,174,473
                                                                           ------------   ------------

Investments in and advances to unconsolidated
     hotel joint ventures (Note 4)                                            1,970,095      3,309,344
                                                                           ------------   ------------

Property and equipment (Notes 6 and 7):
     Land                                                                     5,138,978      5,735,489
     Buildings                                                               26,579,543     31,174,776
     Furniture, fixtures and equipment                                        9,172,897     13,176,842
     Construction in progress                                                   313,458        312,925
     Leasehold improvements                                                      96,735      2,396,689
     Capital lease assets                                                    13,088,840              -
                                                                           ------------   ------------
                                                                             54,390,451     52,796,721

     Less accumulated depreciation and amortization                          11,423,246     13,242,842
                                                                           ------------   ------------
                                                                             42,967,205     39,553,879
                                                                           ------------   ------------

Notes receivable, less current portion (Note 2)                                 450,000        867,500

Deferred income taxes (Note 9)                                                9,210,846      6,071,000

Other assets, net of accumulated amortization of
     approximately $1,259,000 and $1,035,000 (Note 5)                         2,300,704      2,737,217
                                                                           ------------   ------------
                                                                             11,961,550      9,675,717

                                                                           ------------   ------------
                                                                           $103,361,641   $ 99,713,413
                                                                           ============   ============

                 See notes to consolidated financial statements.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            December 31,   December 31,
                                                                               2004           2003
                                                                           -------------  -------------
                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                      $   2,321,786  $   2,768,402
     Bank line-of-credit (Note 6)                                              2,225,000      3,850,000
     Accrued payroll and related expenses                                        566,889        393,815
     Accrued real estate and other taxes                                       1,860,480      1,980,015
     Other accrued expenses and current liabilities                            1,181,677      1,407,511
     Current portion of long-term debt (Note 7)                                1,130,701      1,195,050
     Liabilities of assets held for sale - other brands                        6,939,989      9,585,492
     Liabilities of assets held for sale - AmeriHost Inn hotels               18,491,277     28,540,561
     Capital lease obligations of capital lease assets
           held for sale - AmeriHost Inn hotels                               18,077,035              -
                                                                           -------------  -------------

           Total current liabilities                                          52,794,834     49,720,846
                                                                           -------------  -------------

Long-term debt, net of current portion (Note 7)                               22,046,112     26,513,398
Capital lease obligations (Note 7)                                            15,641,463              -
                                                                           -------------  -------------

           Total long term liabilities                                        37,687,575     26,513,398
                                                                           -------------  -------------

Deferred income (Note 14)                                                      6,125,788     11,361,927
                                                                           -------------  -------------

Commitments and contingencies (Notes 4, 6, 7, 8 and 14)

Minority interests                                                               246,063        329,819
                                                                           -------------  -------------

Shareholders' equity (Notes 1 and 8):
     Preferred stock, no par value; authorized 100,000 shares;
        none issued                                                                    -              -
     Common stock, $.005 par value; authorized 25,000,000 shares;
        issued and outstanding 4,956,098 shares at December 31,
        2004 and 4,994,956 shares at December 31, 2003                            24,781         24,975
     Additional paid-in capital                                               13,140,256     13,220,302
     Retained earnings (deficit)                                              (6,657,656)    (1,020,979)
                                                                           -------------  -------------
                                                                               6,507,381     12,224,298
     Less:

           Stock subscriptions receivable (Note 8)                                     -       (436,875)
                                                                           -------------  -------------
                                                                               6,507,381     11,787,423
                                                                           -------------  -------------
                                                                           $ 103,361,641  $  99,713,413
                                                                           =============  =============

                 See notes to consolidated financial statements.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                              2004            2003            2002
                                                         -------------   -------------   -------------
Revenue (Note 10):
     Hotel operations                                    $ 33,948,640    $ 39,861,661    $ 43,962,250
     Development and construction                           3,579,978       4,196,878       7,180,222
     Hotel sales and commissions                           21,535,227      22,831,102      10,017,080
     Management services                                      379,159         445,862         957,801
     Employee leasing                                       1,943,369       1,858,103       3,267,491
     Incentive and royalty sharing (Note 16)                1,353,576         972,219         588,938
     Office building rental and other                         701,915         749,782         669,769
                                                         ------------    ------------    ------------
                                                           63,441,864      70,915,607      66,643,551
                                                         ------------    ------------    ------------
Operating costs and expenses:
     Hotel operations                                      27,047,828      30,711,104      32,253,242
     Development and construction                           4,968,662       4,739,296       7,205,328
     Hotel sales and commissions                           18,719,752      19,187,177       8,159,459
     Management services                                      209,655         280,383         714,648
     Employee leasing                                       1,840,417       1,798,714       3,208,708
     Office building rental and other                         170,779         214,232          56,757
                                                         ------------    ------------    ------------
                                                           52,957,093      56,930,906      51,598,142

                                                         ------------    ------------    ------------
                                                           10,484,771      13,984,701      15,045,409

     Depreciation and amortization                          2,334,033       3,281,626       4,028,589
     Leasehold rents - hotels (Note 14)                     3,717,730       4,823,210       4,908,019
     Leasehold termination (Note 7)                           370,266               -               -
     Corporate general and administrative                   3,498,057       2,419,485       2,198,640
     Impairment provision (Note 1)                          1,291,667       5,069,780         542,019
                                                         ------------    ------------    ------------

Operating income (loss)                                      (726,982)     (1,609,400)      3,368,142

Other income (expense):

     Interest expense                                      (4,567,967)     (4,087,120)     (4,762,527)
     Interest income                                          360,166         467,538         489,747
     Other income (loss)                                      (11,492)         (7,930)        329,959
     Extinguishment of debt                                  (146,428)       (141,227)              -
     Gain on sale of fixed and other assets (Notes 16)        283,688         400,000         727,076
     Equity in net income and (losses) from
       unconsolidated joint ventures                          (95,141)       (724,575)       (412,093)

                                                         ------------    ------------    ------------
Loss before minority interests and income taxes            (4,904,156)     (5,702,714)       (259,696)

Minority interests in operations of
     consolidated subsidiaries and partnerships              (164,444)       (162,304)       (121,088)
                                                         ------------    ------------    ------------

Loss before income taxes                                   (5,068,600)     (5,865,018)       (380,784)

     Income tax benefit (Note 9)                            1,614,677       2,155,000           5,000

                                                         ------------    ------------    ------------
Net loss from continuing operations                        (3,453,923)     (3,710,018)       (375,784)

Discontinued operations, net of tax (Note 13)              (2,182,754)     (1,908,562)     (1,334,148)
                                                         ------------    ------------    ------------

Net loss                                                 $ (5,636,677)   $ (5,618,580)   $ (1,709,932)
                                                         ============    ============    ============

Net loss from continuing operations per share:
     Basic                                               $      (0.69)   $      (0.74)   $      (0.08)
     Diluted                                             $      (0.69)   $      (0.74)   $      (0.08)

Net loss per share:
     Basic                                               $      (1.12)   $      (1.12)   $      (0.34)
     Diluted                                             $      (1.12)   $      (1.12)   $      (0.34)

                 See notes to consolidated financial statements.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                                            Stock
                                                                                                           subscrip-
                                                      Common stock          Additional      Retained        tions         Total
                                                -------------------------     paid-in       earnings       and notes   shareholders'
                                                  Shares        Amount        capital       (deficit)     receivable      equity
                                                -----------  ------------  -------------  -------------  ------------  -------------
BALANCE AT JANUARY 1, 2002                       4,958,081   $    24,790   $ 13,171,151   $  6,307,533   $  (436,875)  $ 19,066,599
 Acquisition of common stock (Note 8)                 (100)            -           (310)             -             -           (310)
 Shares and options issued for compensation          4,836            24         13,723              -             -         13,747
 Net loss for the year ended December 31, 2002                                              (1,709,932)            -     (1,709,932)

                                                ----------   -----------   ------------   ------------   -----------   ------------
BALANCE AT DECEMBER 31, 2002                     4,962,817   $    24,814   $ 13,184,564   $  4,597,601   $  (436,875)  $ 17,370,104

 Acquisition of common stock (Note 8)              (36,840)         (184)      (122,254)             -             -       (122,438)
 Shares and Options issued for compensation        102,311           512        285,487              -             -        285,999
 Stock redemption (Note 8)                         (33,332)         (167)      (127,495)             -             -       (127,662)
 Net loss for the year ended December 31, 2003                                              (5,618,580)                  (5,618,580)
                                                ----------   -----------   ------------   ------------   -----------   ------------
BALANCE AT DECEMBER 31, 2003                     4,994,956   $    24,975   $ 13,220,302   $ (1,020,979)  $  (436,875)  $ 11,787,423

 Shares and options issued for compensation         86,142           431        306,829              -             -        307,260
 Cancellation of notes receivable and common
     stock retirement                             (125,000)         (625)      (386,875)             -       436,875         49,375
 Net loss for the year ended December 31, 2004           -             -              -     (5,636,677)            -     (5,636,677)

                                                ----------   -----------   ------------   ------------   -----------   ------------

BALANCE AT DECEMBER 31, 2004                     4,956,098   $    24,781   $ 13,140,256   $ (6,657,656)  $         -   $  6,507,381
                                                ==========   ===========   ============   ============   ===========   ============

                 See notes to consolidated financial statements.

\
                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                            2004            2003             2002
                                                        -------------   -------------   -------------
Cash flows from operating activities:

  Cash received from customers                          $ 65,954,442    $ 75,726,970    $ 77,501,677
  Cash paid to suppliers and employees                   (44,460,415)    (51,339,097)    (57,969,651)
  Interest received                                          360,038         425,241         551,838
  Interest paid                                           (4,531,865)     (4,830,621)     (5,516,449)
  Income taxes received (paid)                               837,778         383,460        (236,446)

                                                        ------------    ------------    ------------
Net cash provided by operating activities                 18,159,978      20,365,953      14,330,969
                                                        ------------    ------------    ------------

Cash flows from investing activities:

  Distributions, and collections on advances,
    from affiliates                                        1,267,434         570,219       3,020,396
  Purchase of property and equipment                        (992,074)     (7,087,994)    (18,582,826)
  Purchase of investments in, and advances
    to, minority-owned affiliates                         (1,371,385)     (1,391,407)     (2,142,492)
  Acquisitions of partnership interests,
    net of cash acquired                                      46,684        (777,237)       (796,786)
  Sale of partnership interest                             1,275,000               -               -
  Collection (issuance) of notes receivable                  487,458        (131,417)        (15,362)
  Proceeds from sale of assets and franchising rights      3,484,001       2,804,497       1,443,701

                                                        ------------    ------------    ------------
Cash provided by (used in) investing activities            4,197,118      (6,013,339)    (17,073,369)
                                                        ------------    ------------    ------------

Cash flows from financing activities:

  Proceeds from issuance of long-term debt                         -       6,888,098      13,016,749
  Principal payments on long-term debt                   (21,549,061)    (19,095,114)    (10,440,190)
  Net repayments on bank line-of-credit                   (1,625,000)     (2,534,287)       (409,415)
  Distributions to minority interests                       (248,201)        (90,255)       (203,075)
  Common stock repurchases                                         -        (144,346)           (310)
  Issuance of Common Stock                                         -         277,325               -

                                                        ------------    ------------    ------------
Net cash provided by (used in) financing activities      (23,422,262)    (14,698,579)      1,963,759
                                                        ------------    ------------    ----------
Net decrease in cash and cash equivalents                 (1,065,166)       (345,965)       (778,641)

Cash and cash equivalents, beginning of year               3,623,550       3,969,515       4,748,156

                                                        ------------    ------------    ------------
Cash and cash equivalents, end of year                  $  2,558,384    $  3,623,550    $     3,969,
                                                        ============    ============    ============

                 See notes to consolidated financial statements.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                2004            2002           2002
                                                           -------------   -------------   -------------
Reconciliation of net loss to net cash
  provided by operating activities:

  Net loss                                                 $ (5,636,677)   $ (5,618,580)   $ (1,709,932)

  Adjustments to reconcile net loss to net cash provided by operating activities:

    Depreciation and amortization                             4,582,120       4,412,112       5,516,302
    Equity in net (income) loss and interest income from
      unconsolidated joint ventures and amortization
      of deferred income                                         (1,041)        553,602         230,402
    Minority interests in operations of consolidated
      subsidiaries and partnerships                             164,444          86,186          80,331
    Bad debt expense                                                  -         (73,500)         15,000
    Issuance of common stock and common stock options           307,256           8,675          13,747
    Gain on sale of assets and franchising rights              (386,333)       (337,856)       (727,076)
    Deferred income taxes                                    (3,139,846)     (3,644,000)        235,000
    Amortization of deferred gain                            (1,479,840)     (1,358,105)     (1,079,047)
    Amortization of capital lease obligation                    680,243               -               -
    Proceeds from sale of hotels                             19,840,486      22,831,102       9,865,111
    Income from sale of hotels                               (2,808,718)     (3,479,500)     (1,705,651)
    Provision for impairment                                  2,327,178       5,963,218         642,019
    Amortization of deferred loan costs on sold hotels          257,209               -               -
    Other                                                             -               -        (298,022)

  Changes in assets and liabilities, net of effects of acquisitions:

    (Increase) decrease in accounts receivable                 (139,430)        819,033          68,101
    Decrease (increase) in prepaid expenses
     and other current assets                                   333,353        (242,985)         88,369
    Decrease (increase) in refundable income taxes              907,778         599,460      (1,276,446)
    Decrease (increase) in costs and estimated
      earnings in excess of billings                            765,337         246,620        (399,964)
    Decrease (increase) in other assets                         525,164        (807,854)       (331,689)

    (Decrease) increase in accounts payable                    (524,400)       (982,699)      1,473,684
    (Decrease) increase in accrued payroll and other
      accrued expenses and current liabilities                 (497,715)       (732,493)      1,552,416
    Increase (decrease) in accrued interest                     196,740         (21,026)         (1,684)
    Increase in deferred income                               1,886,670       2,144,543       2,079,998
                                                           ------------    ------------    ------------
Net cash provided by operating activities                  $ 18,159,978    $ 20,365,953    $ 14,330,969
                                                           ============    ============    ============

                 See notes to consolidated financial statements.

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Organization and business:

     Arlington Hospitality, Inc. was incorporated under the laws of Delaware on September 19, 1984. Arlington Hospitality, Inc. also acts through its wholly-owned subsidiaries which have been formed since 1984 under the laws of several states (Arlington Hospitality, Inc. and its subsidiaries, collectively, where appropriate, the "Company"). The Company is engaged in the development and construction of limited service hotels, without food and beverage facilities, as well as the ownership, operation, management and sale of these hotels. During the past several years, the Company has focused almost exclusively on AmeriHost Inn hotels, with limited ownership and operation of other branded hotels. The AmeriHost Inn brand is used by the Company to provide for the consistent, cost-effective development and operation of mid-price hotels in various markets. To date, almost all of the Company's AmeriHost Inn hotels have been developed and constructed using a two- or three-story prototype, averaging 60-65 rooms, with interior corridors and an indoor pool area, that generally have been located in smaller town markets, and to a lesser extent, secondary markets. The Company intends to focus its new AmeriHost Inn development on larger, secondary markets, and has designed a larger, three-story AmeriHost Inn & Suites prototype with more public space and certain other enhancements for this purpose.

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

     Development fee revenue from construction/renovation projects with unaffiliated third parties or entities in which the Company has a non-controlling, minority ownership interest is recognized using the percentage-of-completion method.

     Construction fee revenue from construction/renovation projects with unaffiliated third parties or entities in which the Company has a non-controlling, minority ownership interest is recognized on the percentage-of-completion method, generally based on the ratio of costs incurred to estimated total contract costs. Revenue from contract change orders is recognized to the extent costs incurred are recoverable. Profit recognition begins when construction reaches a progress level sufficient to estimate the probable outcome. Provision is made for anticipated future losses in full at the time they are identified.

     The Company records as revenue the net sale price of a Consolidated AmeriHost Inn hotel, and the related operating expense as the net cost basis of the AmeriHost Inn hotel asset, when the sale is consummated, as part of the ongoing operational activity of the Company.

     The Company recognizes management fee revenue as it performs hotel management services for unrelated third parties and unconsolidated joint ventures. The management fees are computed based upon a percentage of total hotel revenues, plus incentive fees in certain instances, in accordance with the terms of the individual written management agreements. The Company recognizes the management fee revenue in the hotel management segment as the related hotel revenue is earned.

     The Company recognizes employee-leasing revenue as it staffs hotels and performs related services for unrelated third parties and unconsolidated joint ventures. Employee leasing revenues are generally computed as the actual payroll costs, plus an administrative fee, in accordance with the terms of the individual written staffing agreements.

     1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
          (CONTINUED)

     The Company recognizes the employee leasing revenue in the employee leasing segment as the related payroll cost is incurred.

     The franchisor of the AmeriHost Inn brand, Cendant Corporation ("Cendant"), has agreed to pay the Company a development incentive fee every time the Company sells one of its existing AmeriHost Inn hotels, or one it develops and subsequently sells, to a buyer who executes an AmeriHost Inn franchise agreement with the franchisor (see "Deferred income" below). In addition, the franchisor of the AmeriHost Inn brand has agreed to pay the Company a portion of all royalty fees received from all of the AmeriHost Inn hotels in the franchise system, through September 2025. Generally, the royalty fees from each franchisee are based upon a percentage of guest room revenue. The Company includes the amortization of the deferred development incentive fees and the royalty sharing fees as "incentive and royalty sharing" revenue in the accompanying consolidated financial statements.

     The Company owns the building in which its headquarters is located and leases a portion of the office space to third-party tenants under lease terms that expire from 2005 through 2009. Rental revenue is recognized monthly in accordance with the terms of the leases, including charges for common area expenses and real estate taxes.

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

     Fair values of financial instruments:

     The carrying values reflected in the consolidated balance sheets at December 31, 2004 and 2003, reasonably approximate the fair values for cash and cash equivalents, accounts and contracts receivable and payable, and variable rate long-term debt. The carrying value of the notes receivable approximate their fair values based upon the estimated fair value of the underlying collateral (Note 2). The Company estimates that the fair value of its long-term debt at December 31, 2004, approximates the carrying value considering the property specific nature of the notes. In making such assessments, the Company considered the current rate at which the Company could borrow funds with similar remaining maturities.

     Investments:

     Investments in entities in which the Company has a non-majority, non-controlling ownership interest are accounted for using the equity method, under which method the original investment is increased (decreased) for the Company's share of the joint venture's net income (loss), increased by contributions made and reduced by distributions received.

     Property and equipment:

     Property and equipment are stated at cost. Repairs and maintenance are charged to expense as incurred, and renewals and betterments are capitalized. Depreciation is being provided for assets placed in service, principally by use of the straight-line method over their estimated useful lives. Leasehold improvements are being amortized by use of the straight-line method over the term of the lease. Approximately $57,000 in construction period interest was capitalized in 2003 and was included in property and equipment.

     For each classification of property and equipment, depreciable periods are as follows:

Building                                                       31.5-39 years
Furniture, fixtures and equipment                                  5-7 years
Leasehold improvements                                             4-5 years

     Other assets:

     Deferred lease costs:

     Deferred lease costs represent the amounts paid for the acquisition of leasehold interests for certain hotels and obligations incurred by the Company to maintain certain lease payment rates. These costs are being amortized by use of the straight-line method over the terms of the leases.

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

     Deferred income:

     Deferred income at December 31, 2004 and 2003 includes the gain from the sale of hotels in 1998 and 1999, which were simultaneously leased-back (Note 14). This gain was recognized on a straight-line basis over the 15-year term of the lease, as amended, as an adjustment to leasehold rent expense. In connection with the capital lease accounting for 17 hotels pursuant to a lease modification effective October 1, 2004, approximately $5.2 million in unamortized deferred gain related to these hotels was reclassified as a reduction in the basis of the capital lease assets and was no longer amortized. For the hotels that remained classified as operating leases, the amortization continued, however beginning October 1, 2004, the deferred gains are being amortized on a straight-line basis over the anticipated four-year remaining term of the lease, as modified.

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

     Income taxes:

     Deferred income taxes are provided on the differences in the bases of the Company's assets and liabilities, as determined for tax and financial reporting purposes, and relate principally to hotel impairment charges, depreciation of property and equipment, capital lease accounting, and deferred income. The deferred income tax balance at December 31, 2004 also includes a net operating loss carry forward of approximately $12.1 million expiring from 2022 through 2024.

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

The calculation of basic and diluted earnings per share for each of the three years ended December 31, is as follows:

                                                          2004               2003               2002
                                                      -------------      -------------     --------------
Net loss before discontinued operations               $  (3,453,923)     $  (3,710,018)    $     (375,784)

Discontinued operations, net of tax                      (2,182,754)        (1,908,562)        (1,334,148)
                                                      --------------     -------------     --------------

Net loss available to common
  shareholders - diluted                              $  (5,636,677)     $  (5,618,580)    $   (1,709,932)
                                                      =============      =============     ==============

Weighted average common shares outstanding                5,013,620          5,011,572          4,958,438
Dilutive effect of stock options                                  -                  -                  -
                                                      -------------      -------------     --------------
Dilutive common shares outstanding                        5,013,620          5,011,572          4,958,438
                                                      =============      =============     ==============

Net loss per share - Basic:
   From continuing operations                         $       (0.69)     $       (0.74)    $        (0.08)
   From discontinued operations                               (0.43)             (0.38)             (0.26)
                                                      -------------      -------------     --------------
                                                      $       (1.12)     $       (1.12)    $        (0.34)
                                                      =============      =============     ==============

Net loss per share - Diluted:
   From continuing operations                         $       (0.69)     $       (0.74)    $        (0.08)
   From discontinued operations                               (0.43)             (0.38)             (0.26)
                                                      -------------      -------------     --------------
                                                      $       (1.12)     $       (1.12)    $        (0.34)
                                                      =============      ==============    ==============

Advertising:

The costs of advertising, promotion and marketing programs are charged to operations in the year incurred. These costs were approximately $1,078,000, $1,117,000 and $1,411,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Long-lived assets and impairment:

The Company applies the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for Long-Lived assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires a long-lived asset to be sold to be classified as "held for sale" in the period in which certain criteria are met, including that the sale of the asset within one year is probable. SFAS 144 also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from the Company's ongoing operations.

The Company periodically reviews the carrying value of its long-lived assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the

Company would estimate the undiscounted sum of the expected cash flows of such assets to determine if such sum is less than the carrying value of such assets to ascertain if an impairment exists. If an impairment exists,

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

the Company would determine the fair value by using quoted market prices, if available for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets.

In July 2003, the Company implemented a plan to sell approximately 25 to 30 hotels over a period of two years. In connection with the implementation and execution of this plan, the Company recorded non-cash impairment charges in accordance with SFAS No. 144. The non-cash impairment charges represent adjustments to reduce the carrying value of certain hotel assets to the estimated sales prices, net of estimated costs to sell, based on current market conditions and the change in holding periods of the properties. During 2003, the Company recorded approximately $6.0 million in non-cash impairment charges related to 18 of the hotels targeted for sale, including $909,000 that is associated with non-AmeriHost Inn hotels anticipated to be sold, which has been included in "discontinued operations". During 2004, the Company recorded approximately $2.3 million in non-cash impairment charges related to consolidated hotels targeted for sale, one unconsolidated non-AmeriHost Inn hotel, and a vacant land parcel, including approximately $986,000 in non-cash impairment charges related to consolidated non-AmeriHost Inn hotels anticipated to be sold, which has been included in "discontinued operations". The 2004 charges represent additional adjustments for certain hotels based on more recent analysis and market conditions. In addition, the impairment recorded in "discontinued operations" in 2004 relates primarily to one exterior corridor hotel, which is over 25 years old. As a result of a change in brand affiliation and the addition of newer hotels in its local market, the operating performance of this hotel has declined, resulting in the impairment charge. In March 2005, this hotel was sold (Note 20).

As a result of the implementation of this plan for hotel dispositions, the hotel assets identified for sale, which are being actively marketed and expected to be sold within a twelve month period, have been classified as "held for sale" on the accompanying consolidated balance sheet as of December 31, 2004. Accordingly, the debt that is expected to be paid off (Note 12) as a result of these hotel sales has been classified as current liabilities in the accompanying consolidated financial statements. In addition, during the fourth quarter of 2004, in conjunction with the lease modification with PMC (Note 14), the Company began actively marketing 11 hotels on behalf of PMC, which had been classified as capital lease assets, and accordingly were also classified as "held for sale" at December 31, 2004. The results of the operations of business components which have been disposed of or classified as "held for sale" are to be reported as discontinued operations if such operations and cash flow have been or will be eliminated from the Company's ongoing operations. Accordingly, the disposition of non-AmeriHost Inn hotels have been treated as discontinued operations (Note
13). However, the disposition of AmeriHost Inn hotels, although classified as "held for sale" on the accompanying consolidated balance sheet, have not been treated as discontinued operations due to the ongoing royalty fees to be earned by the Company after their disposition.

The Company does not depreciate hotel assets that have been classified as "held for sale". If the Company determines that a property is no longer held for sale, or if a property does not sell after a certain period of time, under certain conditions, a depreciation expense adjustment may be recorded at that time, up to the amount of depreciation that would have been recorded during the period that the asset was classified as "held for sale." During the fourth quarter of 2003, two AmeriHost Inn hotels previously classified as "held for sale" were reclassified back to operating assets since the Company was no longer actively marketing these properties for sale. In accordance with SFAS 144, depreciation was recorded through December 31, 2003, as if the hotels were never classified as "held for sale".

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

On August 13, 2003, the 1996 Non-Employee Director Stock Option Plan was terminated. At December 31, 2004, options to purchase 27,000 shares of common stock issued under this plan, were outstanding. On October 29, 2003, the shareholders approved the Non-Employee Director Restricted Stock Plan. This plan provides for the issuance of restricted common stock to non-employee directors as part of their overall compensation. A total of 200,000 restricted shares of common stock can be issued under the plan. In 2003, the Company granted 40,500 shares of restricted common stock to the directors pursuant to the plan, all of which were vested as of December 31, 2004. In September 2004, the Company granted 40,500 shares of restricted common stock to the directors pursuant to the plan, of which 75% vested immediately, as these shares related to services performed during the first three quarters of 2004, and 25% vested on October 1, 2004. The Company expensed approximately $263,000 and $27,000 during the twelve months ended December 31, 2004 and 2003, respectively, in connection with these restricted stock grants.

On October 29, 2003, the Company's 1996 Omnibus Incentive Stock Plan was terminated. At December 31, 2004, options to purchase 281,500 shares of common stock issued under this plan, were outstanding. Also, on October 29, 2003, the shareholders approved the 2003 Long-Term Incentive Plan ("LTIP") for key employees. The LTIP provides for the issuance of stock based awards to key employees as part of their overall compensation. A total of 550,000 restricted shares of common stock, stock options, or other stock based awards can be issued under the plan. To date, a total of 5,142 restricted shares of common stock have been granted pursuant to this plan.

From 1992 to 2002, the Company granted to various current and former key employees and directors, non-qualified options to purchase shares of common stock with exercise prices ranging from $3.25 to $6.50 per share. The exercise price is the market price on the date of grant. At December 31, 2004, options to purchase 891,833 shares of common stock were outstanding. These options are currently exercisable and expire through September 2012.

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

As part of his initial employment with the Company on August 18, 2003, the Senior Vice President of Real Estate and Business Development was granted successive 30-day options to purchase 25,000 shares of restricted stock using a price formula that reset to the greater of a floor price, the price on the date of his start date or, with respect to options not yet exercised on the one month anniversary of his start date, the fair market value of our shares on that date. These options went unexercised during both 30-day periods. The fair value of these rights to purchase restricted stock was nominal, and was recorded as compensation expense during the third quarter of 2003. This option expired on October 18, 2003, without exercise.

The following table summarizes the employee stock options granted, exercised and outstanding:

                                                                              Weighted Average
                                                            Shares             Exercise Price
                                                            ------             --------------
Options outstanding January 1, 2002                        1,950,058           $        4.29
      Forfeitures                                           (140,500)                   2.84
      Exercised                                             (100,000)                   2.48
      Options granted                                        213,000                    2.85
                                                           ---------           -------------
Options outstanding December 31, 2002                      1,922,558                    4.33

      Forfeitures                                           (546,100)                   4.52
      Exercised                                              (85,500)                   3.24
      Options granted                                        125,000                    3.33
                                                           ---------           -------------
Options outstanding December 31, 2003                      1,415,958                    4.24

      Forfeitures                                           (150,000)                   4.13
      Exercised                                                    -                       -
      Options granted                                              -                       -
                                                           ---------           -------------
Options outstanding and exercisable as of
       December 31, 2004                                   1,265,958           $        4.25
                                                           =========           =============

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

                                                     2004               2003               2002
                                                 --------------     -------------     --------------
Grant-date fair value per share:
      Options issued at market                   $            -     $           -     $         1.16
Weighted average exercise prices:
      Options issued at market                   $            -     $           -     $         2.85

Significant assumptions (weighted-average):
      Risk-free interest rate at grant date                 n/a               n/a               3.39%
      Expected stock price volatility                       n/a               n/a               0.43
      Expected dividend payout                              n/a               n/a                n/a
      Expected option life (years)(a)                       n/a               n/a               4.62

Net loss:
      As reported                                $   (5,636,677)    $  (5,618,580)    $   (1,709,932)
      Stock-based employee compensation,
        expense, net of tax                                   -            59,963           (126,182)
                                                 --------------     -------------     --------------
      Pro forma                                  $   (5,636,677)    $  (5,558,617)    $   (1,836,114)
                                                 ==============     =============     ==============

Net loss per share - Basic:
      As reported                                $        (1.12)    $       (1.12)    $        (0.34)
      Pro forma                                  $        (1.12)    $       (1.11)    $        (0.37)
Net loss per share - Diluted:
      As reported                                $        (1.12)    $       (1.12)    $        (0.34)
      Pro forma                                  $        (1.12)    $       (1.11)    $        (0.37)

(a) The expected option life considers historical option exercise patterns and future changes to those exercise patterns anticipated at the date of grant.

     The following table summarizes information about employee stock options outstanding at December 31, 2004:

                                  Options Outstanding                            Options Exercisable
                    -------------------------------------------------     ---------------------------------
                                        Weighted
                                         Average          Weighted                              Weighted
Range of              Number            Remaining         Average           Number              Average
Exercise Prices     Outstanding     Contractual Life   Exercise Price     Exercisable        Exercise Price
---------------     -----------     ----------------   --------------     -----------        --------------
 $1.53 to 3.56          842,625        2.00 Years           $3.35            842,625             $3.35
 $3.74 to 4.38           60,000        6.12                  3.77             60,000              3.77
 $6.31 to 7.81          363,333        2.18                  6.43            363,333              6.43
 -------------      -----------       ------------          -----          ---------             -----
 $1.53 to 7.81        1,265,958        2.25                 $4.25          1,265,958             $4.25
 =============      ===========       ============          =====          =========             =====

2.   NOTES RECEIVABLE:

    Notes receivable consist of:

                                                                       2004               2003
                                                                   -------------     --------------
 Hotel sale related notes                                          $     510,000     $      996,000
 Other notes                                                              16,042             17,500
                                                                   -------------     --------------
                                                                         526,042          1,103,500

    Less current portion                                                  76,042            146,000
                                                                   -------------     --------------
Notes receivable, less current portion                             $     450,000     $      867,500
                                                                   =============     ==============

Notes receivable at December 31, 2004, consists primarily of notes received in connection with the sale of hotels. The notes provide for the monthly payment of interest only at rates ranging from 7.0% to 9.0% and mature through December 31, 2021. Certain of the notes are collateralized by the related hotel or other tangible assets.

3.   COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED
     CONTRACTS:

Information regarding contracts-in-progress is as follows at December 31, 2004 and 2003:

                                                                       2004               2003
                                                                   -------------     --------------
Costs incurred on uncompleted contracts                            $   1,922,030     $    2,159,650

Estimated earnings                                                       377,611            487,808
                                                                   -------------     --------------
                                                                       2,299,641          2,647,458

Less billings to date                                                  1,832,497          1,414,977
                                                                   -------------     --------------
Costs and estimated earnings in excess of
   billings on uncompleted contracts                               $     467,144     $    1,232,481
                                                                   =============     ==============

Costs and estimated earnings in excess of billings on uncompleted contracts includes $389,316 and $1,175,567 as of December 31, 2004 and 2003, from joint ventures in which the Company has a minority ownership interest (Note 10).

4.   INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED HOTEL JOINT VENTURES:

The Company has non-controlling ownership interests, ranging from 1.0% to 50.0%, in general partnerships, limited partnerships and limited liability companies formed for the purpose of owning and operating hotels. These investments are accounted for using the equity method, under which the original investment is increased (decreased) for the Company's share of the joint venture's net income
(loss), increased by contributions made and reduced by distributions received. The Company had investments in 12 hotel joint ventures at December 31, 2004, with a total investment balance of approximately $1,965,000, and 14 hotel joint ventures at December 31, 2003, with a total investment balance of approximately $859,000. The Company is secondarily liable for the obligations and liabilities of the limited partnerships in which it holds a general partnership interest.

4.   INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED HOTEL JOINT VENTURES
     (CONTINUED):

The Company advances funds to hotels in which the Company has a minority ownership interest for working capital and construction purposes. The advances bear interest ranging from the prime rate to 10% per annum and are due on demand. The Company expects the partnerships to repay these advances through the sale of the properties, cash flow generated from hotel operations and mortgage financing. The advances were approximately $5,000 and $2,451,000 at December 31, 2004 and 2003, respectively, and are included in investments in and advances to unconsolidated hotel joint ventures in the accompanying consolidated balance sheets.

During the first quarter of 2004, a joint venture owning a non-AmeriHost Inn hotel, in which the Company has a 50% ownership interest, amended its partnership agreement. The amendment (i) provided for all future capital calls to be funded by the other partner, with no funding obligation by the Company and without dilution of ownership interest to the Company, (ii) clarified the Company's first priority distributions upon the sale of the hotel, (iii) mandated that the hotel be marketed for sale, and (iv) transferred the hotel management responsibilities to an affiliate of the joint venture partner. In November 2004, the Company sold its ownership interest in this joint venture for approximately $1.3 million. The Company accounted for this investment by the equity method, and recorded approximately $11,000 in impairment charges during the third quarter of 2004 in connection with this sale, reducing the carrying value of this investment to the net sale price. The Company also had subscription notes receivable from the same joint venture partners secured by 125,000 shares of the Company's common stock (Note 9). In November 2004, the Company agreed to accept the 125,000 shares of common stock in full satisfaction of the notes. In connection therewith, the Company recorded a charge of approximately $49,000 in the third quarter of 2004, reducing the carrying value of the notes to reflect the value expected to be received. The Company has taken possession of the stock certificates and retired the shares. This charge has been included in corporate general and administrative expense in the accompanying consolidated financial statements.

Mortgage balances of approximately $17.0 million for the unconsolidated joint ventures have not been included in the Company's consolidated balance sheets. The Company has provided approximately $14.0 million in guarantees as of December 31, 2004, on mortgage loan obligations for six joint ventures in which the Company holds a minority, non-controlling equity interest, which expire at various dates through March 2024. Other partners also have guaranteed portions of the same obligations. The partners of one of the partnerships have entered into a cross indemnity agreement whereby each partner has agreed to indemnify the others for any payments made by any partner in relation to the guarantee in excess of their ownership interest. Approximately $1.1 million of the mortgage debt with unconsolidated joint ventures relates to one hotel that has been identified to be sold as part of the Company's strategic hotel disposition plan.

During 2004, the Company and a partner in three hotel joint ventures entered into an agreement to pursue the sale of the hotels. The joint ventures are owned 25% by the Company and 75% by the joint venture partner. The sale of the hotels requires the approval of both partners. The agreement provides that upon the sale of one of the hotels, the joint venture partner would receive a minimum amount from the net proceeds, with any deficiency funded by the Company. This hotel was sold in March 2005 (Note 20), resulting in the joint venture partner receiving the minimum amount, and the Company receiving the remaining net proceeds. The agreement also provides that upon the sale of this hotel, the joint venture partner's approval on the sale of the two remaining hotels is no longer required. These two hotels are currently being actively marketed for sale, however the anticipated net proceeds from the sale of these hotels will be utilized to repay the Company a portion of its operating advances to the joint venture, with no excess funds available for partner distributions. Upon the sale of all three hotels, total distributions to the Company and to the joint venture partner are expected to be substantially the same as under the original joint venture agreements. The Company's analysis has concluded that two of these joint ventures are considered to be variable interest entities in accordance with FIN 46R, and have been consolidated in the Company's financial statements at December 31, 2004. The value of the guarantee computed was nominal.

On September 18, 2000, in connection with obtaining the approval to sell the AmeriHost Inn brand and franchising rights to Cendant Corporation, the Company entered into an agreement to purchase the interests owned by the joint venture partners in the three existing joint ventures at specified prices. A director of the Company, and parties related to him, were partners in each of these three joint ventures. The first acquisition of these interests was completed in 2001 at a cost to the Company of approximately $800,000. The second was completed during the second quarter of 2002 at a cost to the Company of approximately $800,000. The final acquisition, with a specified purchase price of approximately $830,000, was completed as of August 31, 2003.

4.   INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED HOTEL JOINT VENTURES
     (CONTINUED):

As a result of these transactions, the assets, liabilities, and results of operations of the hotels owned by these joint ventures were consolidated in the Company's financial statements. The Company was the general partner in these three joint ventures and had guaranteed minimum annual distributions to the limited partners, including the director of the Company, and parties related to him. Upon the consummation of the final joint venture acquisition, the Company no longer has any joint ventures in which it has guaranteed a minimum return to its limited partners. In addition, the Company no longer has any joint ventures in which a director of the Company, or parties related to him, is a partner.

The following is a summary of the acquisitions during the twelve months ended December 31, 2004 and 2003:

                                                         2004                  2003
                                                     -------------         -------------
Property and equipment acquired                      $   3,206,704         $   2,006,246
Other assets acquired                                       47,781                15,358
Long-term debt assumed                                  (3,112,289)           (1,142,941)
Other liabilities assumed                                 (188,880)             (101,426)
                                                     -------------         -------------
Cash paid, net of cash acquired                      $     (46,684)        $     777,237
                                                     =============         =============

The following represents condensed financial information for all of the Company's investments in affiliated companies accounted for under the equity method at December 31, 2004, 2003 and 2002.

                                                    2004               2003               2002
                                                --------------     -------------     --------------
Current assets                                  $      426,139     $   1,987,939     $      677,290
Noncurrent assets                                   18,031,463        26,502,009         26,732,517
Current liabilities                                  1,172,403         3,781,468          3,667,191
Long-term debt                                      14,447,896        23,429,037         23,591,779
Equity                                               2,837,302         1,279,443            150,837
Gross revenue                                        5,922,662         8,906,962          9,641,145
Gross operating profit                               1,986,385         2,533,023          3,036,726
Depreciation and amortization                          953,972         1,228,750          1,315,745
Net loss                                              (183,879)         (892,323)          (478,350)

The Company applies the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," with respect to mortgage loan guarantees for joint ventures in which the Company is a partner. This interpretation elaborates on the disclosures required by the guarantor and requires the guarantor to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The Company has provided guarantees related to the mortgage debt of certain joint ventures, some of which it shares the responsibility of the guarantee on a joint and several basis with its joint venture partners. The guarantees are effective for the term of the respective mortgage loan and are being amortized over this period on a straight-line basis. The Company has recorded as an additional investment in these joint ventures, and a liability for its share of these guarantees at the time of issuance, based on its estimated fair value. The net book value of these guarantees, and offsetting liabilities was approximately $37,000 as of December 31, 2004.

5.   OTHER ASSETS:

Other assets, net of accumulated amortization, at December 31, 2004 and 2003, are comprised of the following:

                                                                       2004               2003
                                                                   -------------     --------------
Deposits, franchise fees and other assets                          $     546,687     $    1,149,209
Deferred loan costs                                                      713,250            935,366
Deferred lease costs                                                   1,040,767            652,642
                                                                   -------------     --------------
        Total                                                      $   2,300,704     $    2,737,217
                                                                   =============     ==============

6.   BANK LINE-OF-CREDIT:

The Company had $2,225,000 and $3,850,000 outstanding on its bank operating line-of-credit at December 31, 2004 and 2003, respectively. The operating line-of-credit has a maximum availability of $4.0 million, is collateralized by substantially all the assets of the Company, subject to first mortgages from other lenders on hotel assets, bears interest at the fixed rate of 10% per annum, and was scheduled to mature April 30, 2005. The line-of-credit provides for the maintenance of certain financial covenants, including minimum net income, minimum tangible net worth, total liabilities to net worth, and minimum debt service coverage ratio. The Company was not in compliance with the minimum net income, minimum tangible net worth requirement and the minimum debt service coverage requirement as of December 31, 2004. The lender has waived these covenant violations however, in connection with the renewal of the line-of-credit set forth below.

In March 2005, the Company executed a renewal of its $4.0 million line-of-credit with the same lender through April 30, 2006. The maximum availability reduces to $3.5 million at May 1, 2005, and reduces further to $3.0 million on July 31, 2005, and to $2.5 million on October 31, 2005. The terms of the renewal also provide for interest at the rate of 10%, and the maintenance of certain financial covenants, similar to the previous line-of-credit.

7.   LONG-TERM DEBT:

The Company's plan to sell certain AmeriHost Inn hotel assets is expected to result in the payoff of the related mortgage debt in the amount of approximately $18.5 million, which has been classified in current liabilities in the accompanying consolidated balance sheet as of December 31, 2004. This amount includes approximately $2.3 million, which is contractually due within the next twelve months regardless of the plan for hotel disposition. The Company's plan to sell certain non-AmeriHost Inn hotel assets is expected to result in the payoff of the related mortgage debt in the amount of approximately $6.3 million, which has been classified in current liabilities in the accompanying consolidated balance sheet as of December 31, 2004. This amount includes approximately $2.0 million, which is contractually due within the next twelve months regardless of the plan for hotel disposition.

Approximately $1.1 million is classified as the Company's current portion of long-term debt, which is the principal amount due within the next twelve months on mortgages which are not related to the assets held for sale. The Company also has a mortgage loan on the office building in which its headquarters is located, and in March 2005, the lender extended the maturity date to January 1, 2007. The hotel mortgage loans bear interest at the floating rates of prime minus 0.25% to prime plus 2.5% per annum, and the office building loan bears interest at the floating rate of either prime minus 0.25% or LIBOR plus 2.25%, as chosen by the Company.

Pursuant to a lease modification with PMC Commercial Trust ("PMC") effective October 1, 2004 (Note 14), the Company must, upon the sale of each PMC hotel, provide a Proceeds Deficit Note payable to PMC in the amount of the shortfall, if any, between the net sale proceeds and the original Assigned Value (the original sale price in a sale and leaseback transaction). The payment of a lease termination fee to PMC, as a result of the sale of the hotel, will reduce the outstanding balance of the Proceeds Deficit Note, if any. If the net sale proceeds is greater than the original Assigned Value, including the termination fee, the excess will be (i) first, applied to any outstanding Proceeds Deficit Note balance from prior sales, (ii) second, applied to reduce the original Assigned Values of the remaining hotels at PMC's discretion, and (iii) third, kept by PMC if it is from the sale of the last hotel, or if the total original Assigned Value has been reduced to zero. As of December 31, 2004, the balance of the Proceeds Deficit Note, as a result of the sale of two PMC hotels in 2004, was approximately $850,000.

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

The aggregate maturities of long-term debt, excluding long-term debt related to assets held for sale, are approximately as follows:

Year Ending December 31,               Amount
------------------------          ----------------
          2005                    $      1,130,700
          2006                           4,031,000
          2007                           4,865,900
          2008                             714,500
          2009                             767,900
       Thereafter                       11,666,800
                                  ----------------
                                  $     23,176,800
                                  ================

Certain of the hotel mortgage notes, as well as the office building mortgage note, provide for financial covenants, principally minimum net worth requirements, debt to equity ratios and minimum debt service coverage ratios. At December 31, 2004, the Company was in compliance with all applicable financial covenants.

Capital lease obligations:

Effective October 1, 2004, upon the execution of a lease modification, 17 hotel leases were accounted for as capital leases in accordance with SFAS 13. Each of the capital leases were recorded at estimated fair market value as of October 1, 2004, which was lower than the net present value of minimum lease payments, including the Assigned Value guarantee (Note 14). The total capital lease obligation recorded upon the effective date of the lease modification was approximately $37.8 million. The difference between the capital lease obligation recorded upon the effective date of the modification and the Assigned Value guarantee is being amortized as interest expense over the four-year anticipated lease term, as modified, using the interest method. The lease modification provides for the termination of the leases upon the sale of the hotels over a four-year period ending September 30, 2008. Upon the termination of a lease pursuant to the sale of a hotel, the Company recognizes the difference, if any, between the capital lease obligation and the Assigned Value guarantee as leasehold termination expense. During 2004, the Company recognized $370,000 in such lease termination expense associated with the termination of one hotel lease upon the sale of the hotel. Minimum future rent payment under these capital leases are as follows, assuming all leases are held until September 30, 2008:

2005                        3,230,000
2006                        3,230,000
2007                        3,230,000
2008                        2,423,000
                        -------------
                        $  12,113,000
                        =============

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

Non-employee stock options and warrants:

The Company has issued options to acquire shares of the Company's common stock to certain of its partners in various hotel joint ventures referred to in Note
4. At December 31, 2004, options to purchase 125,000 shares of common stock continued to be outstanding with an exercise price of $3.794 per share and exercisable through October 2005. The Company accounted for these options during 2001 at fair value, in accordance with FASB Statement No. 123.

Stock subscriptions receivable:

In connection with the purchase of certain management contracts from Diversified Innkeepers, Inc. ("Diversified"), the Company secured promissory notes from the principals of Diversified in the total amount of $436,875 with interest at 6.5% per annum. The notes were collateralized by 125,000 shares of common stock of the Company, which were issued upon the exercise of stock options in 1993. In November 2004, we sold our ownership interest in a joint venture with the Diversified principals that owns and operates a non-AmeriHost Inn hotel. In conjunction with this sale, we agreed to accept the 125,000 shares of common stock in full satisfaction of the notes and the shares have been retired as of December 31, 2004. We also recorded a reserve of approximately $49,000 during the third quarter of 2004, reducing the carrying value of the notes to reflect the value received. These notes receivable were classified as a reduction of shareholders' equity on the accompanying December 31, 2003 consolidated balance sheet.

Reverse-Forward stock split:

In November 2003 the Company executed a reverse-forward stock split whereby the shares held by shareholders owning less than 100 shares on the effective date were redeemed and converted into the right to receive cash from the Company. Shareholders owning at least 100 shares as of the effective date were not impacted. A total of 33,332 shares were converted on the effective date into the right to receive approximately $127,662 in cash. Through December 31, 2004, the Company has paid $68,534 for the redemption of 17,894 of these shares in connection with the reverse-forward stock split. All shares that were repurchased or redeemed have been retired.

9.    TAXES ON INCOME:

The provision for income taxes in the consolidated statements of operations excluding tax benefit of $1,455,169, $1,273,000, and $800,000 related to discontinued operations in 2004, 2003, and 2002 respectively, is as follows:

                                      2004           2003          2002
                                  ------------   -----------   -----------
Current                           $     70,000   $         -   $ (240,000)

Deferred                            (1,684,677)   (2,155,000)     235,000
                                  ------------   -----------   ----------
Income tax benefit                $ (1,614,677)  $(2,155,000)  $   (5,000)
                                  ============   ===========   ==========

The following reconciles income tax expense for 2004 at the federal statutory tax rate with the effective rate:

                                            2004     2003     2002
                                            ----     ----     ----
Income taxes at the
Federal statutory rate                     (34.0%)  (34.0%)  (34.0%)

State taxes, net of federal tax benefit      1.4%    (3.1%)    2.0%

Other                                        0.7%       -        -
                                           -----    -----    -----
Effective tax rate                         (31.9%)  (37.1%)  (32.0%)
                                           =====    =====    =====

Temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes that give rise to a net deferred income tax asset relate to the following:

                                                                    2004            2003
                                                                 -----------    ------------
Differences in deferred income recognized for tax
    purposes and financial reporting purposes                    $    272,000   $    333,000

Gain on sale/leaseback transaction recognized
    for tax purposes and deferred for financial
    reporting purposes                                              2,051,000      2,644,000

Differences in the basis of investments, property and equipment from partner acquisitions and from partnerships which are
    consolidated for financial reporting purposes but not
    for tax purposes                                                1,716,000        824,000

Interest expense on capital lease obligation recorded for
    book purposes but not for tax purposes                            194,000              -

Impairment provision recorded for financial reporting
    purposes and deferred for tax purposes                          1,344,000      1,802,000

Net operating loss carryforward                                     4,584,000      1,841,000

Other                                                                 132,846        189,000
                                                                 ------------   ------------
                                                                   10,293,846      7,633,000

Cumulative depreciation differences                                (1,083,000)    (1,562,000)
                                                                 ------------   ------------
Net deferred income tax asset                                    $  9,210,846   $  6,071,000
                                                                 ============   ============

Certain state net operating loss carry forwards are included in the net deferral tax asset and are fully reserved for.

10.   RELATED PARTY TRANSACTIONS:

The following table summarizes related party revenue recorded in 2004, 2003 and 2002 from various unconsolidated partnerships in which the Company has an ownership interest:

                                         2004         2003          2002
                                      -----------  ------------  -----------
Development and construction revenue  $ 3,562,478  $  4,175,878  $ 5,253,226
Hotel management revenue                  199,998       371,142      808,598
Employee leasing revenue                1,775,210     2,097,646    2,895,295
Interest income                            32,166       110,450      212,346

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

Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, operating income, identifiable assets, capital expenditures and depreciation and amortization for each business segment, which is the information utilized by the Company's decision makers in managing the business:

                                                 2004            2003             2002
                                            --------------  -------------   --------------
Revenues
      Hotel operations                      $   33,948,640  $  39,861,661   $   43,962,250
      Hotel development and construction         3,579,978      4,196,878        7,180,222
      Hotel sales and commissions               21,535,227     22,831,102       10,017,080
      Hotel management                             379,159        445,862          957,801
      Employee leasing                           1,943,369      1,858,103        3,267,491
      Incentive and royalty sharing fees         1,353,576        972,219          588,938
      Office building rental and other             701,915        749,782          669,769
                                            --------------  -------------   --------------
                                            $   63,441,864  $  70,915,607   $   66,643,551
                                            ==============  =============   ==============
Operating costs and expenses
      Hotel operations                      $   27,047,828  $  30,711,104   $   32,253,242
      Hotel development and construction         4,968,662      4,739,296        7,205,328
      Hotel sales and commissions               18,719,752     19,187,177        8,159,459
      Hotel management                             209,655        280,383          714,648
      Employee leasing                           1,840,417      1,798,714        3,208,708
      Incentive and royalty sharing fees                 -              -                -
      Office building rental and other             170,779        214,232           56,757
                                            --------------  -------------   --------------
                                            $   52,957,093  $  56,930,906   $   51,598,142
                                            ==============  =============   ==============

Identifiable assets
      Hotel operations                      $   85,143,117  $  82,215,916   $  104,644,225
      Hotel development and construction         1,648,595      1,860,323        2,445,882
      Hotel sales and commissions                        -              -                -
      Hotel management                             214,661      1,005,159        1,513,640
      Employee leasing                             137,139        134,974          256,787
      Incentive and royalty sharing fees                 -              -                -
      Office building rental and other           6,380,697      6,479,267        6,672,294
      Corporate                                  9,907,432      7,417,774        4,400,886
                                            --------------  -------------   --------------
                                            $  103,431,641  $  99,713,413   $  119,933,714
                                            ==============  =============   ==============
Capital Expenditures
      Hotel operations                      $    3,516,783  $   6,994,136   $   18,222,595
      Hotel development and construction            56,392            503           53,673
      Hotel sales and commissions                        -              -                -
      Hotel management                              22,886         28,208           16,574
      Employee leasing                                   -              -                -
      Incentive and royalty sharing fees                 -              -                -
      Office building rental and other              14,171         62,511          273,605
      Corporate                                     12,993          2,636           16,378
                                            --------------  -------------   --------------
                                            $    3,623,225  $   7,087,994   $   18,582,825
                                            ==============  =============   ==============

Depreciation/Amortization
      Hotel operations                      $    2,043,276  $   3,006,713   $    3,647,699
      Hotel development and construction             8,911          3,393            5,679
      Hotel sales and commissions                        -              -                -
      Hotel management                              38,327         44,919           52,056
      Employee leasing                               1,389          2,100            2,321
      Incentive and royalty sharing fees                 -              -                -
      Office building rental and other             159,606        161,634          158,615

      Corporate                                     82,524         62,867          162,219
                                            --------------  -------------   --------------
                                            $    2,334,033  $   3,281,626   $    4,028,589
                                            ==============  =============   ==============

12.   SALE OF HOTELS AND PLAN FOR FUTURE HOTEL DISPOSITIONS:

In July 2003, the Company implemented a plan to sell approximately 25-30 hotel properties over a period of two years. The properties to be sold included 20-25 AmeriHost Inns and six non-AmeriHost hotels that are wholly owned or in which the Company has an ownership interest. The Company has hired several regional and national hotel brokerage firms to market most of the properties and manage the sales process. The Company expects this plan to reduce debt and generate cash (Notes 6 and 7) to pursue development and other strategic objectives as well as accelerate the economic benefits of the Company's transaction with Cendant Corporation, the owner of the AmeriHost Inn franchise system. However, there can be no assurances under the plan as to timing, terms of sale, or that any additional sales will be consummated.

Net sale proceeds from the sale of AmeriHost Inn hotels was approximately $21.5 million during the twelve months ended December 31, 2004, which has been included in hotel sales and commission revenue in the accompanying consolidated financial statements. This represents the sale of nine wholly-owned hotels and one PMC capital lease hotel. The net book value of these hotels at the time of their sales was approximately $18.7 million, resulting in operating income from the sale of these hotels of approximately $2.8 million before income tax. In addition, approximately $16.2 million in mortgage debt was paid off with proceeds from the sale of these hotels. The Company incurred a mortgage prepayment fee of approximately $97,000 in conjunction with the sale of one AmeriHost Inn hotel in June 2004, which has been included in "extinguishment of debt" in the accompanying consolidated financial statements.

The Company sold two wholly-owned Non-AmeriHost Inn hotels during the twelve months ended December 31, 2004, resulting in a pre-tax gain of approximately $105,000, which has been included in "discontinued operations" in the accompanying consolidated financial statements. The net proceeds from the sale of these two hotels was approximately $3.2 million, of which $2.3 million was used to pay off the related mortgage debt.

In addition, one joint venture in which the Company had a minority ownership interest sold its non-AmeriHost Inn hotel during the second quarter of 2004. The Company accounted for this joint venture by the equity method and included its share of the gain from the sale in equity in net income and (losses) of unconsolidated joint ventures in the accompanying consolidated financial statements.

Impairment

On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 144, "Accounting for Long-Lived assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires a long-lived asset to be sold to be classified as "held for sale" in the period in which certain criteria are met, including that the sale of the asset within one year is probable. In addition, the debt that is expected to be paid off as a result of these hotel sales has been classified as current liabilities in the accompanying consolidated financial statements. Certain hotels may be marketed for sale for more than one year, if not sold, since market conditions and contemplated sale terms have changed for these hotels, including asking price adjustments in certain cases. The Company continues to actively market these hotels for sale with the expectation that these properties will be sold within the next 12 months. Therefore, these hotels are expected to continue to be classified as "held for sale," until sold. The disposition of AmeriHost Inn hotels, although classified as "held for sale" on the accompanying consolidated balance sheets, have not been treated as discontinued operations due to the ongoing royalty fees to be earned by the Company after their disposition. In addition, in accordance with this literature, depreciation ceased on the hotel assets that have been classified as "held for sale".

The Company periodically reviews the carrying value of certain of its long-lived assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected cash flows of such assets to determine if such sum is less than the carrying value of such assets to ascertain if an impairment exists. If an impairment exists, the Company would determine the fair value by using quoted market prices, if available for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets. The non-cash impairment charges represent adjustments to reduce the carrying value of certain hotel assets to the

12.   SALE OF HOTELS AND PLAN FOR FUTURE HOTEL DISPOSITIONS (CONTINUED):

estimated sales prices, net of estimated costs to sell, based on current market conditions and the change in holding periods of the properties.

During 2003, in connection with the implementation of the plan to sell hotels, the Company recorded approximately $6.0 million in non-cash impairment charges related to 18 of the hotels targeted for sale, including $909,000 that is associated with non-AmeriHost Inn hotels anticipated to be sold, which has been included in "discontinued operations". During 2004, the Company recorded approximately $2.1 million in non-cash impairment charges including $986,000 associated with non-AmeriHost Inn hotels which has been included in "discontinued operations" (Note 13).

The 2004 charges represent additional adjustments for certain AmeriHost Inn hotels based on more recent analysis and market conditions. The impairment recorded in "discontinued operations" in 2004 relates primarily to one exterior corridor hotel, which is over 25 years old. As a result of a change in brand affiliation and the addition of newer hotels in its local market, the operating performance of this hotel has declined, resulting in the impairment charge. This hotel was sold in March of 2005 (Note 20).

13.   DISCONTINUED OPERATIONS:

The Company has reclassified its consolidated statements of operations for the twelve months ended December 31, 2004, 2003 and 2002 and its consolidated balance sheet as of December 31, 2004, as a result of implementing SFAS 144 to reflect discontinued operations of seven consolidated non-AmeriHost Inn hotels sold during this period, or to be sold pursuant to the plan for hotel dispositions (Note 12). The non-AmeriHost Inn hotels held for sale are expected to be sold within the next twelve months. This reclassification has no impact on the Company's net income or net income per common share. Non-AmeriHost Inn hotels sold or held for sale, which are owned by joint ventures and accounted for using the equity method of accounting, are not presented as "discontinued operations," nor are the sales of the AmeriHost Inn hotels due to the Company's long-term royalty sharing agreement for all non-Company owned AmeriHost Inn hotels. This agreement provides for a revenue stream from Cendant Corporation, after the properties are sold to a new or existing AmeriHost Inn franchisee.

Condensed financial information of the results of operations for the hotels presented as discontinued operations is as follows:

                                               2004              2003           2002
                                           -------------    -------------    -------------
Hotel Operations:
      Revenue                              $   5,779,628    $   7,806,724    $   9,887,116
      Costs and expenses                       5,589,674        7,908,224        9,273,232
                                           -------------    -------------    -------------
                                                 189,954         (101,500)         613,884

Depreciation and amortization                  2,248,086        1,130,486        1,487,714
Leasehold rents - hotels                         127,310          382,933          502,777
Hotel impairment provision                       986,136          909,523                -
                                           -------------    -------------    -------------
Operating loss                                (3,171,578)      (2,524,442)      (1,373,607)

Other income (expense):
      Interest expense                          (514,112)        (722,475)        (752,238)
      Other income (expense)                      44,770         (107,023)         (46,060)
      Gain on sale of property                     2,997           96,260                -
                                           -------------    -------------    -------------

Loss from discontinued operations, before
   minority interests and income taxes        (3,637,923)      (3,257,680)      (2,174,905)

Minority interests in income of
   consolidated joint ventures                         -           76,118           40,757
                                           -------------    -------------    -------------

Loss from discontinued operations,
   before income taxes                        (3,637,923)      (3,181,562)      (2,134,148)

Income tax benefit                             1,455,169        1,273,000          800,000
                                           -------------    -------------    -------------

Net loss from discontinued operations      $  (2,182,754)   $  (1,908,562)   $  (1,334,148)
                                           =============    =============    =============

The assets and liabilities of two non-AmeriHost Inn hotels sold in 2004 and three consolidated non-AmeriHost Inn hotels to be sold or disposed of, pursuant to the plan for hotel disposition, and which are included in discontinued operations, have been classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2004. Condensed balance sheet information for these hotels is as follows:

                                                       December 31,
                                                          2004
                                                      ------------
                    ASSETS

Current assets:
     Cash and cash equivalents                         $   (71,039)
     Accounts receivable                                    57,108
     Prepaid expenses and other current assets              43,202

                                                       -----------
         Total current assets                               29,271
                                                       -----------

Property and equipment                                  13,526,390

                                                       -----------
Less accumulated depreciation and amortization          (7,204,415)

                                                       -----------
                                                         6,321,975
                                                       -----------

Other assets, net of accumulated amortization              103,559

                                                       -----------
                                                       $ 6,454,805
                                                       ===========

                   LIABILITIES

Current liabilities:
     Accounts payable                                  $   228,005
     Accrued payroll and other expenses                    409,008
     Current portion of long-term debt                   1,998,880
                                                       -----------

         Total current liabilities                       2,635,893

Long-term debt, net of current portion                   4,304,096

Minority interests                                               -

Other long term liabilities                                      -

Equity                                                    (485,184)

                                                       -----------
                                                       $ 6,454,805
                                                       ===========

14.   COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

Sale/leaseback of hotels:

Original Sale/leaseback transaction

In 1998 and 1999, the Company completed the sale of 30 AmeriHost Inn hotels to PMC Commercial Trust ("PMC"), a real estate investment trust ("REIT") for $73.0 million. Upon the respective sales to PMC, a subsidiary of the Company entered into agreements to lease back the hotels. The original leases had an initial term of 10 years, and in January 2001, the master lease agreement with PMC was amended (the "January 2001 Amendment") to allow either PMC or the Company to extend the leases for a five-year period, through 2013. In 2004, through September, the lease payments were 10.51% of the original sale price (the "Assigned Values"), subject to annual CPI increases with a 2% annual maximum. As discussed below, the Company and PMC entered into another amendment (the "Third Amendment") reducing and fixing the rate to 8.5% of Assigned Values, as of October 1, 2004. All of these leases were triple net and provided for monthly base rent payments ranging from $14,000 to $27,000.

Deferred Income

The gains from the sale of the hotels to PMC were deferred for financial statement reporting purposes, due to the continuing involvement with the long-term lease agreement, and had been amortized on a straight-line basis into income as a reduction of leasehold rent expense based on the 15-year term, including the five-year extension option. As a result of the Third Amendment, 17 of the hotels were treated as capital leases effective October 1, 2004, whereby the remaining unamortized balance of the deferred gain relating to these hotels in the amount of approximately $5.2 million was reclassified as a reduction in the basis of the capital lease hotel assets. At December 31, 2004, the balance of this deferred income related to hotels that continued to be treated as operating leases was approximately $440,000, which was being amortized over the anticipated remaining lease term, pursuant to the Third Amendment.

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

The Company facilitated the sale of one of the leased hotels to a third party in August 2004, based on the terms of a temporary sales letter agreement dated May 18, 2004 ("Temporary Sales Agreement"). Upon the sale of this hotel, PMC received the sale proceeds, net of closing costs, plus a termination fee from the Company. In accordance with the terms of the temporary sales agreement, since the total proceeds to PMC were less than the Assigned Value for such hotels, the shortfall of approximately $683,000 became the obligation of the Company evidenced by a promissory note bearing interest at the rate of 8.5% on an annual basis, due May 1, 2005. This obligation was reduced by the application of security deposit funds, and the payment of a termination fee in October 2004 as discussed below. Furthermore, the terms of this note under the Temporary Sales Agreement were superceded by the terms of the Third Amendment (Proceeds Deficit Note). Due to the modified terms of the temporary sales letter agreement, the lease relating to this hotel was treated as a capital lease during the second quarter of 2004 in accordance with Statement of Financial Accounting Standard ("SFAS") No. 13, "Accounting for Leases."

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

Upon the sale of each hotel, PMC is entitled to receive (i) net sales proceeds upon closing, defined as total gross sales price less normal closing costs and brokerage fee, and (ii) an "Arlington Fee," equal to 25.3% of the gross room revenues for such hotel for the preceding 12-month period, due within 45 days of the hotel sale closing. If the net sale proceeds is less than the original Assigned Value, the Company must provide a note payable to PMC in the amount of this difference ("Proceeds Deficit Note"). The payment of the Arlington Fee to PMC will reduce the outstanding balance of the Proceeds Deficit Note, if any. If the net sale proceeds is greater than the original Assigned Value, including the Arlington Fee, the excess will be (i) first, applied to any outstanding Proceeds Deficit Note balance from prior sales, (ii) second, applied to reduce the original Assigned Values of the remaining hotels at PMC's discretion, and (iii) third, kept by PMC if it is from the sale of the last hotel, or if the total original Assigned Value has been reduced to zero. As of December 31, 2004, the balance of the Proceeds Deficit Note, as a result of the sale of two PMC hotels in 2004, was approximately $850,000.

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

As a result of the lease modifications in the third amendment, 17 of the 20 hotel leases were accounted for as capital leases pursuant to SFAS No. 13, as of October 1, 2004. The Company recorded approximately $32.3 million in capital lease property and equipment, and approximately $37.8 million in capital lease obligation as a result of the third amendment. In addition, the reduced rental rate of 8.5% is contingent upon the meeting of the sales targets as outlined above. Therefore, the Company will continue to accrue the difference between the reduced pay rate and the original contractual rate for all hotels as lease expense, until all sales hurdles are achieved or the underlying property is sold, at which time the accrual would be reversed.

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

Hotel Operating Leases:

At December 31, 2004, the Company leased three AmeriHost Inn hotels from PMC which have been classified as operating leases. The remaining leases with PMC have been classified as capital leases (Note 4). The three leases are triple net leases, and provide for fixed monthly lease payments of $12,000 to $15,000, pursuant to the Third Amendment which became effective October 1, 2004. These hotels are anticipated to be sold to unrelated third parties by September 30, 2008 in accordance with the terms of the PMC Third Amendment.

In addition, a joint venture in which the Company has a controlling ownership interest leased one non-AmeriHost Inn hotel at December 31, 2004. This lease was triple net, and prior to May 2004, provided for rent payments of $20,000 per month. The lease was scheduled to expire May 31, 2010, however, in May 2004, the terms of the lease were modified to (i) change the monthly lease payments from $240,000 per year to an amount based on a percentage of hotel room revenue, with a minimum of $90,000 on an annual basis, and (ii) to change the lease expiration date to the earlier of November 1, 2005, or when and if, the landlord sells the property, redevelops the property, or leases the property to a new tenant. In addition, the Company will receive a portion of the residual value of the furniture, fixtures, and equipment upon termination of the lease. The operations of this hotel have been presented as "discontinued operations" in the accompanying consolidated financial statements due to this lease modification. Although modified, the Company determined that this hotel lease would continue to be accounted for as an operating lease. In February 2005, the landlord consummated the sale of the property to a third party at which time the joint venture's lease was terminated. As a result of the lease acceleration and termination, the Company reduced its basis in the furniture, fixtures, and leasehold improvements by approximately $2.0 million during 2004, to their estimated residual value upon sale.

Total rent expense for all operating leases was approximately $4,215,000, $5,131,000, and $5,411,000 and in 2004, 2003 and 2002, respectively, including approximately $39,000 in 2002 to an entity in which the Company has a minority ownership interest. Minimum future rent payments under all operating leases are as follows, assuming the PMC hotels are leased through September 30, 2008:

 Year Ending December 31,               Amount
 ------------------------           ------------
           2005                     $    545,000
           2006                          539,000
           2007                          539,000
           2008                          421,000
           2009                           42,000
        Thereafter                       643,000
                                    ------------
                                    $  2,729,000
                                    ============

Construction in progress:

As of December 31, 2004, the Company had entered into non-cancelable subcontracts for approximately $1,815,700 in connection with the construction of a new hotel, representing a portion of the total estimated construction costs for this hotel. These commitments will be funded through construction and long-term mortgage financing currently in place.

Employment agreements:

On November 29, 2004, Jerry Herman, the Company's Chief Executive Officer resigned. Mr. Herman's resignation from the Board of Directors was effective immediately, and his resignation as the Company's President and Chief Executive Officer was effective as of December 31, 2004. Pursuant to the terms of a separation agreement, the Company agreed to pay Mr. Herman his base salary through March 31, 2005 and Mr. Herman agreed to reasonably assist the Company through June 30, 2005 with the transition to a new President and Chief Executive Officer. The Company has engaged a national search firm to assist in its search for a new President and Chief Executive Officer.

The Company has entered into employment agreements with its Chief Financial Officer and three other executives. The agreements expire December 31, 2005 through June 30, 2006, and provide for total annual base compensation of $607,000. The agreements also provide for performance bonuses tied to company performance, and are payable in a combination of cash and restricted common stock of the Company, with the restricted stock to be issued pursuant to the 2003 Long Term Incentive Plan.

Legal matters:

The Company and certain of its subsidiaries are defendants in various litigation matters arising in the ordinary course of business. In the opinion of management, the ultimate resolution of all such litigation matters is not likely to have a material effect on the Company's financial condition, results of operation or liquidity.

15.   SUPPLEMENTAL CASH FLOW DATA:

The following represents the supplemental schedule of noncash investing and financing activities for the years ended December 31:

                                                     2004              2003               2002
                                                -------------      -------------     --------------
Sale of assets and franchising rights:
      Cost basis of assets sold                 $   4,483,271      $   6,392,462     $      939,851
      Accumulated depreciation at sale             (1,387,703)        (3,925,821)          (168,742)
      Deferred income                                       -                  -           (352,507)
      Gain on sale                                    388,433            337,856            727,076
      Income from insurance settlement                      -                  -            298,023
                                                -------------      -------------     --------------

      Net cash proceeds                         $   3,484,001      $   2,804,497     $    1,443,701
                                                =============      =============     ==============

Liabilities assumed in connection with
  acquisition and consolidation of hotel
  partnership interests                         $           -      $   1,244,367     $    1,520,923
                                                =============      =============     ==============

Capital lease obligations                       $  37,816,256      $           -     $            -
                                                =============      =============     ==============
Notes received in connection with the
  sale of hotels                                $     100,000      $     250,000     $      450,000
                                                =============      =============     ==============

Reclassification of deferred gain against the
  basis of acquired assets                      $   5,503,617      $     262,513     $      347,989
                                                =============      =============     ==============

Exchange of note and interest receivable for
  partnership interest                          $           -      $           -     $    1,256,639
                                                =============      =============     ==============

Interest paid, net of interest capitalized      $   4,531,865      $   4,830,621     $    5,516,449
                                                =============      =============     ==============

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

17.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Selected quarterly financial data (in thousands, except per share amounts) for 2004 and 2003 is summarized below. The sum of the quarterly earnings (loss) per share amounts may not equal the annual earnings per share amounts due primarily to changes in the number of common shares and common share equivalents outstanding from quarter to quarter.

                                                           Three Months Ended
                                             --------------------------------------------   Year Ended
                                               3/31        6/30        9/30       12/31       12/31
                                             --------    --------    --------    --------   ----------
2004:
       Total revenue                         $ 16,980    $ 18,673    $ 14,819    $ 12,970    $ 63,442
       Net income (loss) from continuing
          operations, before impairment          (740)        525        (107)     (2,288)     (2,610)
       Impairment provision, net of tax          (192)        (75)       (298)       (279)       (844)
       Net income (loss) from continuing
          operations                             (932)        450        (405)     (2,567)     (3,454)
       Discontinued operations, net of tax       (643)       (395)       (122)     (1,023)     (2,183)
       Net income (loss)                       (1,576)         55        (526)     (3,590)     (5,637)
       Net income (loss) per share:
         Basic                               $   (.31)   $    .01    $   (.10)   $   (.72)   $  (1.12)
         Diluted                             $   (.31)   $    .01    $   (.10)   $   (.72)   $  (1.12)

2003:
       Total revenue                         $ 17,457    $ 15,314    $ 23,323    $ 14,822    $ 70,916
       Net income (loss) from continuing
         operations, before impairment           (852)        207       1,358      (1,365)       (652)
       Impairment provision, net of tax           (60)     (2,739)        (84)       (175)     (3,058)
       Net income (loss) from continuing
         operations                              (912)     (2,532)      1,274      (1,540)     (3,710)
       Discontinued operations, net of tax       (570)       (826)       (192)       (321)     (1,909)
       Net income (loss)                       (1,482)     (3,358)      1,082      (1,861)     (5,619)
       Net income (loss) per share:
         Basic                               $  (0.30)   $  (0.67)   $   0.22    $  (0.37)   $  (1.12)
         Diluted                             $  (0.30)   $  (0.67)   $   0.22    $  (0.37)   $  (1.12)

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

                                     For the year ended December 31,
                                 2004             2003           2002
                                 ----             ----           ----
Total Revenue                 $ 64,885,978    $  72,845,602   $ 71,094,266
Net income (loss)               (5,600,557)      (5,552,291)    (1,708,449)
Net income (loss) per share:
     Basic                    $      (1.12)   $       (1.11)  $      (0.34)

     Diluted                  $      (1.12)   $       (1.11)  $      (0.34)
Weighted average number
  of common shares
  outstanding
     Basic                       5,013,620        5,011,572      4,958,438
     Diluted                     5,013,620        5,011,572      4,958,438

19.   NEW ACCOUNTING STANDARDS:

In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether or not it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. The Company is required to adopt the requirements of FIN 46R for interim periods beginning after December 15, 2004. This Interpretation requires that the Company present any variable interest entities in which it has a majority variable interest on a consolidated basis in its financial statements. Due to the adoption of this Interpretation, the Company has presented its investments in two joint ventures in which it has a majority variable interest, on a consolidated basis in its financial statements beginning with the consolidated financial statements issued for the quarterly period ended December 31, 2004. The consolidation of these joint ventures added approximately $3.2 million in assets and $3.2 million in liabilities to the Company's consolidated balance sheet as of December 31, 2004. Prior to their consolidation, the Company had investments in, and advances to, these joint ventures of approximately $221,000, which was presented as such under the equity method of accounting in the accompanying consolidated financial statements. The Company has presented all of its other unconsolidated investments as of December 31, 2004 under the equity method.

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

In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, "Share-Based Payment" ("SFAS 123R"). This Statement is a revision to Statement 123, "Accounting for Stock-Based Compensation", and supersedes Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt SFAS 123R on July 1, 2005, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under SFAS 123 for pro forma disclosures. The Company is currently evaluating the impact SFAS 123R will have on its financial position, results of operations, earnings per share and cash flows when the Statement is adopted. The Company does not expect that the implementation of SFAS 123R will result in a material financial statement impact.

20.   SUBSEQUENT EVENTS:

In February 2005, the landlord for a non-AmeriHost Inn hotel consummated the sale of the hotel, and the Company's lease was simultaneously terminated pursuant to a lease modification executed in 2004 (Note 14).

In March 2005, the Company executed the renewal of its $4.0 million operating line-of-credit with the existing lender, LaSalle Bank N.A., through April 30, 2006. The renewal terms require that the maximum availability under the facility will be reduced to $3.5 million on May 1, 2005. The facility will be reduced further to $3.0 million on July 31, 2005, and to $2.5 million on October 31, 2005. The terms of the agreement provide for interest at the fixed rate of 10.0% per annum. The renewed credit line provides for the maintenance of certain types of financial covenants, similar to those in the previous credit line.

In March 2005, a consolidated joint venture in which the Company owns a majority ownership interest sold its non-AmeriHost Inn hotel, generating gross proceeds of approximately $1.9 million, and simultaneously paid off the related mortgage loan of approximately $1.5 million. The excess funds from the sale were utilized by the joint venture to partially repay the Company's outstanding operating advances.

In March 2005, an unconsolidated joint venture in which we own a minority ownership interest sold its AmeriHost Inn hotel, generating a distribution to us of approximately $507,000, after the related mortgage debt was paid off. Our partner received a $1.0 million distribution from the net sale proceeds, in accordance with the terms of an amendment to the joint venture agreement executed in 2004.

In March 2005, the Company sold a vacant land parcel generating net proceeds of approximately $838,000.

In March 2005, the Company facilitated the sale of a PMC leased hotel on behalf of the landlord which resulted in an increase to the Proceeds Deficit Note of approximately $133,000, net of the Arlington Fee (Note 14).

In March 2005, the Company sold a wholly owned AmeriHost Inn hotel, generating gross proceeds of approximately $2.2 million, and simultaneously paid off the related mortgage loan of approximately $1.5 million.