Form 10-Q
period 2005-03-31
ARLINGTON HOSPITALITY INC
filed 2005-05-17
CIK 778423

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2005

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from __________ to __________


                           COMMISSION FILE NO. 0-15291

                           ARLINGTON HOSPITALITY, INC.
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                  36-3312434
                 --------                                  ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

2355 S. ARLINGTON HEIGHTS ROAD, SUITE 400,
         ARLINGTON HEIGHTS, ILLINOIS                         60005
         ---------------------------                         -----
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

                            YES [ ]       NO [X]

As of May 16, 2005, 4,956,123 shares of the registrant's common stock were outstanding.

================================================================================

================================================================================

                           ARLINGTON HOSPITALITY, INC.

                                    FORM 10-Q

                    FOR THE THREE MONTHS ENDED MARCH 31, 2005


                                      INDEX


                                                                                          Page
                                                                                          ----

                          PART I: Financial Information

Item 1 - Financial Statements

    Consolidated Balance Sheets as of March 31, 2005
       and December 31, 2004                                                                4

    Consolidated Statements of Operations for the Three Months
       Ended March 31, 2005 and 2004                                                        6

    Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 2005 and 2004                                                        7

    Notes to Consolidated Financial Statements                                              9

Item 2 - Management's Discussion and Analysis of Financial Condition                       23
    and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk                        50

Item 4 - Controls and Procedures                                                           50

                           PART II: Other Information

Item 6 - Exhibits                                                                          51

Signatures                                                                                 54

                          Part I: Financial Information

                          Item 1: Financial Statements

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                             March 31,
                                                                                2005         December 31,
                                                                            (Unaudited)          2004
                                                                            ------------     ------------
                          ASSETS
Current assets:
    Cash and cash equivalents                                               $  3,817,089     $  2,558,384
    Accounts receivable, less an allowance of $76,500
       at March 31, 2005 and December 31, 2004 (including
       approximately $806,000 and $372,000 from related parties)               2,137,851        1,365,454
    Notes receivable, current portion                                            126,042           76,042
    Prepaid expenses and other current assets                                    684,584          808,478
    Refundable income taxes                                                       91,099           67,538
    Costs and estimated earnings in excess of billings on
       uncompleted contracts                                                     228,327          467,144
    Assets held for sale - AmeriHost Inn hotels (Note 11)                     19,771,036       19,214,269
    Assets held for sale - other brands (Note 11)                              4,596,684        6,525,844
    Capital lease assets held for sale - AmeriHost Inn hotels (Note 13)       15,078,787       15,379,638
                                                                            ------------     ------------
Total current assets                                                          46,531,499       46,462,791
                                                                            ------------     ------------

Investments in and advances to unconsolidated
    hotel joint ventures (Note 6)                                              1,798,449        1,970,095

Property and equipment:
    Land                                                                       3,926,886        5,138,978
    Buildings                                                                 25,262,838       26,579,543
    Furniture, fixtures and equipment                                          8,890,200        9,172,897
    Construction in progress                                                          --          313,458
    Leasehold improvements                                                        96,735           96,735
    Capital lease assets                                                      11,525,669       13,088,840
                                                                            ------------     ------------
                                                                              49,702,329       54,390,451
    Less accumulated depreciation and amortization                            11,499,879       11,423,246
                                                                            ------------     ------------
                                                                              38,202,450       42,967,205
                                                                            ------------     ------------

Notes receivable, less current portion                                           375,000          450,000
Deferred income taxes                                                         10,046,846        9,210,846
Other assets, net of accumulated amortization of
    approximately $765,000 and $673,000 (Note 5)
    at March 31, 2005 and December 31, 2004, respectively                      2,113,964        2,300,704
                                                                            ------------     ------------
Total long term assets                                                        52,536,709       56,898,850
                                                                            ------------     ------------
Total assets                                                                $ 99,068,208     $103,361,641
                                                                            ============     ============

 The accompanying footnotes are an integral part of these financial statements.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                                  March 31,
                                                                                    2005            December 31,
                                                                                 (Unaudited)           2004
                                                                                 -------------      -------------
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                             $   2,873,925      $   2,321,786
    Bank line-of-credit                                                              4,000,000          2,225,000
    Accrued payroll and related expenses                                               691,142            566,889
    Accrued real estate and other taxes                                              1,679,879          1,860,480
    Other accrued expenses and current liabilities                                   1,723,361          1,181,677
    Current portion of long-term debt                                                  906,120          1,130,701
    Liabilities of assets held for sale - AmeriHost Inn hotels (Note 8)             18,139,489         18,491,277
    Liabilities of assets held for sale - other brands (Note 8)                      4,804,078          6,939,989
    Capital lease obligations of assets held for sale - AmeriHost Inn hotels        17,842,178         18,077,035
                                                                                 -------------      -------------
Total current liabilities                                                           52,660,172         52,794,834
                                                                                 -------------      -------------
Long-term debt, net of current portion  (Note 8)                                    20,849,449         22,046,112
Capital lease obligation (Note 8)                                                   13,979,739         15,641,463
                                                                                 -------------      -------------
Total long term liabilities                                                         34,829,188         37,687,575
                                                                                 -------------      -------------

Deferred income                                                                      6,331,182          6,125,788
Commitments and contingencies  (Note 13)
Minority interests                                                                     224,885            246,063
Shareholders' equity:
    Preferred stock, no par value; authorized 100,000 shares;
       none issued                                                                          --                 --
    Common stock, $.005 par value; authorized at 25,000,000 shares;
       4,956,123 and 4,956,098 were issued and outstanding at
       March 31, 2005 and December 31, 2004 respectively                                24,781             24,781
    Additional paid-in capital                                                      13,140,324         13,140,256
    Retained deficit                                                                (8,142,324)        (6,657,656)
                                                                                 -------------      -------------
Total shareholders' equity                                                           5,022,781          6,507,381
                                                                                 -------------      -------------
Total liabilities and shareholders' equity                                       $  99,068,208      $ 103,361,641
                                                                                 =============      =============

The accompanying footnotes are an integral part of these financial statements.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)
================================================================================


                                                                              2005              2004
                                                                          ------------      ------------
Revenue
     Hotel operations                                                     $  6,354,302      $  7,819,524
     Development and construction                                            1,017,224         1,200,654
     Hotel sales and commissions                                             4,188,600         6,839,249
     Management services                                                        43,599           100,622
     Employee leasing                                                          324,591           562,276
     Incentive and royalty sharing                                             364,761           283,408
     Office building rental                                                    162,156           173,907
                                                                          ------------      ------------
                                                                            12,455,233        16,979,639
                                                                          ------------      ------------
Operating costs and expenses:
     Hotel operations                                                        5,936,270         7,028,727
     Development and construction                                            1,479,703         1,480,392
     Hotel sales and commissions                                             3,524,337         5,403,085
     Management services                                                        28,030            90,381
     Employee leasing                                                          300,712           545,130
     Office building rental                                                    134,290            41,112
                                                                          ------------      ------------
                                                                            11,403,342        14,588,527
                                                                          ------------      ------------
     Depreciation and amortization                                             731,991           552,331
     Leasehold rents - hotels                                                  172,856         1,196,545
     Corporate general and administrative                                      593,505           867,227
     Impairment provision                                                           --           320,133
     Lease termination expense                                                  95,376                --
                                                                          ------------      ------------
Operating loss                                                                (541,837)         (545,424)
Other income (expense):
     Interest expense                                                       (2,229,904)         (974,874)
     Interest income                                                             4,917           125,938
     Other income (expense)                                                        980          (120,381)
     Equity in net income (losses) from unconsolidated joint ventures          413,141            (6,166)
                                                                          ------------      ------------
Loss before minority interests and income taxes                             (2,352,703)       (1,520,907)
Minority interests in operations of consolidated joint ventures                (23,950)          (33,812)
                                                                          ------------      ------------
Loss before income tax                                                      (2,376,653)       (1,554,719)
Income tax benefit                                                             856,000           621,979
                                                                          ------------      ------------
Net loss from continuing operations                                         (1,520,653)         (932,740)
Discontinued operations, net of tax                                             35,985          (642,666)
                                                                          ------------      ------------
Net Loss                                                                  $ (1,484,668)     $ (1,575,406)
                                                                          ============      ============
Net loss per share from continuing operations:
      Basic                                                               $      (0.31)     $      (0.18)
      Diluted                                                             $      (0.31)     $      (0.18)
Net loss per share:
      Basic                                                               $      (0.30)     $      (0.31)
      Diluted                                                             $      (0.30)     $      (0.31)

 The accompanying footnotes are an integral part of these financial statements.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)
================================================================================

                                                            2005              2004
                                                        ------------      ------------
Cash flows from operating activities:
     Cash received from customers                       $ 12,500,802      $ 17,441,267
     Cash paid to suppliers and employees                (11,161,400)      (11,414,074)
     Interest received                                         4,604           158,539
     Interest paid                                          (686,128)       (1,028,032)
     Income taxes received                                        --           893,222
     Income taxes paid                                       (23,561)         (146,103)
                                                        ------------      ------------
Net cash provided by operating activities                    634,317         5,904,819
                                                        ------------      ------------
Cash flows from investing activities:
     Purchase of property and equipment                     (410,210)         (264,707)
     Distributions, and collections on advances,
         from unconsolidated joint ventures                  596,900           244,148
     Purchase of investments in, and advances
         to, unconsolidated joint ventures                  (103,154)         (121,054)
     Collections of notes receivable                          25,000            47,458
     Proceeds from sale of assets                          2,733,346                --
                                                        ------------      ------------
Net cash provided by (used in) investing activities        2,841,882           (94,155)
                                                        ------------      ------------
Cash flows from financing activities:
     Principal payments on long-term debt                 (3,947,367)       (4,430,899)
     Net borrowings on the line of credit                  1,775,000           150,000
     Distributions to minority interest                      (45,127)         (180,510)
                                                        ------------      ------------
Net cash used in financing activities                     (2,217,494)       (4,461,409)
                                                        ------------      ------------
Net increase in cash                                       1,258,705         1,349,255
Cash and cash equivalents, beginning of period             2,558,384         3,623,550
                                                        ------------      ------------
Cash and cash equivalents, end of period                $  3,817,089      $  4,972,805
                                                        ============      ============

                                                                     (continued)

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)
================================================================================

                                                                                 2005             2004
                                                                             -----------      -----------
Reconciliation of net loss to net cash provided
   by operating activities:
Net loss                                                                     $(1,484,668)     $(1,575,406)
Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation and amortization                                               742,877          863,610
     Equity in net income and interest income from
       unconsolidated joint ventures and amortization of deferred income        (375,647)         (37,824)
     Minority interests in net income of subsidiaries                             23,950           33,813
     Issuance of common stock and common stock options                                68          171,145
     Gain on sale of assets                                                       11,878               --
     Deferred income taxes                                                      (836,000)      (1,050,423)
     Amortization of deferred gain                                              (325,017)        (375,580)
     Amortization of capital lease obligation                                    403,419               --
     Proceeds from sale of hotels                                              2,176,733        6,839,249
     Income from sale of hotels                                                 (664,517)      (1,365,906)
     Provision for impairment                                                         --          731,719
     Amortization of deferred loan costs on sold hotels                            7,301           70,258
     Changes in assets and liabilities, net of effects of acquisition:
         Increase in accounts receivable                                        (776,964)      (1,055,528)
         Decrease in prepaid expenses and
           other current assets                                                  160,913          507,696
         (Increase) decrease in refundable income taxes                          (23,561)         747,119
         Decrease in costs and estimated earnings
           in excess of billings                                                 238,817        1,089,715
         (Increase) decrease in other assets                                     (17,244)          94,558
         Increase (decrease) in accounts payable                                 445,240         (356,597)
         Increase in accrued payroll and other accrued
           expenses and current liabilities                                       87,523          145,759
         Increase in accrued interest                                            255,755               --
         Increase in deferred income                                             583,461          427,442
                                                                             -----------      -----------
Net cash provided by operating activities                                    $   634,317      $ 5,904,819
                                                                             ===========      ===========

  The accompanying footnotes are an integral part of these financial statements

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
================================================================================

1.    ORGANIZATION AND BUSINESS:

      Arlington Hospitality, Inc. was incorporated under the laws of Delaware on September 19, 1984. Arlington Hospitality, Inc. also acts through its wholly-owned subsidiaries which have been formed since 1984 under the laws of several states (Arlington Hospitality, Inc. and its subsidiaries, collectively, where appropriate, referred to as the "Company"). The Company is engaged in the development and construction of limited service hotels, without food and beverage facilities, as well as the ownership, operation, management and sale of these hotels. During the past several years, the Company has focused almost exclusively on AmeriHost Inn hotels, with limited ownership and operation of other branded hotels. The AmeriHost Inn brand is used by the Company to provide for the consistent, cost-effective development and operation of mid-price hotels in various markets. To date, all of the Company's AmeriHost Inn hotels have been developed and constructed using a two- or three-story prototype, featuring 60 to 120 rooms, interior corridors and an indoor pool area that generally have been located in smaller town markets and, to a lesser extent, secondary markets. The Company intends to focus its new AmeriHost Inn development in larger, secondary markets and has designed a three-story AmeriHost Inn & Suites prototype with more public space and certain other enhancements for this purpose.

      The Company's operations are seasonal by nature. The Company's hotel operations and sales revenues are generally greater in the second and third calendar quarters than in the first and fourth calendar quarters, due to weather conditions in the markets in which the Company's hotels are located, as well as general business and leisure travel trends.

2.    BASIS OF PRESENTATION:

      The interim financial statements included herein have been prepared by the Company without audit. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, which consist only of recurring adjustments necessary to present fairly the financial position of Arlington Hospitality, Inc. and subsidiaries as of March 31, 2005, and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2004 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on previously reported operations or total shareholders' equity.

3.    PRINCIPLES OF CONSOLIDATION:

      The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities in which the Company has a majority or controlling ownership interest. All significant intercompany accounts and transactions have been eliminated.

4.    INCOME TAXES:

      Deferred income taxes are provided on the differences in the bases of the Company's assets and liabilities, as determined for tax and financial reporting purposes, and relate principally to hotel impairment charges, depreciation of property and equipment and deferred income. The deferred income tax balance at March 31, 2005 also includes a net operating loss carryforward of approximately $12.1 million expiring from 2022 to 2024.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
================================================================================

5.    EARNINGS PER SHARE:

      Basic earnings per share ("EPS") is calculated by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS gives effect to all dilutive common stock equivalents outstanding for the period. The Company excluded stock equivalents which had an anti-dilutive effect on the EPS computations.

      The calculation of basic and diluted earnings per share for the three months ended March 31, is as follows:

                                                2005             2004
                                            -----------      -----------
Net loss before discontinued operations     $(1,520,653)     $  (932,740)
Discontinued Operations, net of tax         $    35,985      $  (642,666)
                                            -----------      -----------
Net loss available to
  common shareholders                       $(1,484,668)     $(1,575,406)
                                            ===========      ===========
Weighted average common
  shares outstanding                          4,956,110        5,005,395
Dilutive effect of stock options                     --               --
Dilutive common shares outstanding            4,956,110        5,005,395
                                            ===========      ===========
Net loss per share - Basic:
  From continuing operations                $     (0.30)     $     (0.18)
  From discontinued operations                       --            (0.13)
                                            -----------      -----------
                                            $     (0.30)     $     (0.31)
                                            ===========      ===========
Net loss per share - Diluted:
  From continuing operations                $     (0.30)     $     (0.18)
  From discontinued operations                       --            (0.13)
                                            -----------      -----------
                                            $     (0.30)     $     (0.31)
                                            ===========      ===========

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
================================================================================

6.    INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED HOTEL JOINT VENTURES:

      The Company has non-controlling ownership interests, ranging from 1.0% to 50.0%, in general partnerships, limited partnerships and limited liability companies formed for the purpose of owning and operating hotels. These investments are accounted for using the equity method, under which method the original investment is increased (decreased) for the Company's share of the joint venture's net income (loss), increased by contributions made and reduced by distributions received. The Company had investments in 12 hotel joint ventures, with a total investment balance of approximately $1,773,000 and $1,965,000 at March 31, 2005 and December 31, 2004,
      respectively. The Company is secondarily liable for the obligations and liabilities of the limited partnerships in which it holds a general partnership interest.

      The Company advances funds to hotels in which the Company has a minority ownership interest for working capital and construction purposes. The advances bear interest ranging from the prime rate to 10% per annum and are due on demand. The Company expects the partnerships to repay these advances through cash flow generated from hotel operations, the sale of the properties, and mortgage financing. The advances were approximately $25,000 and $5,000 at March 31, 2005 and December 31, 2004, respectively, and are included in investments in and advances to unconsolidated hotel joint ventures in the accompanying consolidated balance sheets.

      Mortgage balances of approximately $15.8 million for the unconsolidated joint ventures have not been included in the Company's consolidated balance sheets. The Company has provided approximately $12.8 million in guarantees as of March 31, 2005, on mortgage loan obligations for six joint ventures in which the Company holds a minority, non-controlling equity interest, which expire at various dates through March 2024. Other partners also have guaranteed portions of the same obligations. The partners of one of the partnerships have entered into a cross indemnity agreement whereby each partner has agreed to indemnify the others for any payments made by any partner in relation to the guarantee in excess of their ownership interest. Approximately $1.8 million of the mortgage debt with unconsolidated joint ventures relates to one hotel that has been identified to be sold as part of the Company's strategic hotel disposition plan.

      During 2004, the Company and a partner in three hotel joint ventures entered into an agreement to pursue the sale of the hotels. The joint ventures are owned 25% by the Company and 75% by the joint venture partner. The sale of the hotels required the approval of both partners.

      The agreement provided that upon the sale of one of the hotels, the joint venture partner would receive a minimum amount from the net proceeds, with any deficiency funded by the Company. This hotel was sold in March 2005, resulting in the joint venture partner receiving the minimum amount and the Company receiving the remaining net proceeds. The agreement also provided that upon the sale of this hotel the joint venture partner's approval on the sale of the remaining two hotels was no longer required. One of these hotels was sold in April 2005 (Note 16), and the other hotel is currently being actively marketed for sale. However, the realized and anticipated net proceeds from the sale of these hotels is being utilized to repay the Company a portion of its operating advances to the joint ventures with no excess funds available for partner distributions. Upon the sale of all three hotels, total distributions to the Company and to the joint venture partner are expected to be substantially the same as under the original joint venture agreements. The Company's analysis has concluded that two of these joint ventures are considered to be variable interest entities in accordance with FIN 46R, and have been consolidated in the Company's financial statements at December 31, 2004 and March 31, 2005. The value of the guarantee computed was nominal.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
================================================================================

7.    BANK LINE-OF-CREDIT:

      The Company had $4,000,000 and $2,225,000 outstanding on its bank operating line-of-credit at March 31, 2005 and December 31, 2004, respectively. In March 2005, the Company executed a renewal with the same lender of its line-of-credit through April 30, 2006, at an initial maximum availability of $4.0 million. In accordance with the terms of the renewal, the Company paid down $500,000 subsequent to March 31, 2005 to meet the required step down of the maximum loan availability to $3.5 million as of May 1, 2005. The maximum availability will be reduced further to $3.0 million on July 31, 2005 and to $2.5 million on October 31, 2005. The operating line-of-credit is collateralized by substantially all the assets of the Company, subject to first mortgages from other lenders on hotel assets, and bears interest at the rate of 10% per annum. The line-of-credit provides for the maintenance of certain financial covenants, including minimum net income, minimum tangible net worth, total liabilities, and minimum debt service coverage ratio. The covenants will not be measured until June 30, 2005. In connection with the Company's desire to further restructure the leases for 18 hotels, it has not made the May 2005 lease payment for these hotels, which may be declared a default by the lender under the line-of-credit agreement (Note 16).

8.    LONG-TERM DEBT:

      The Company's plan to sell certain AmeriHost Inn hotel assets is expected to result in the payoff of the related mortgage debt. As a result, these mortgage balances have been classified in current liabilities, as liabilities of assets held for sale, in the accompanying consolidated balance sheet as of March 31, 2005. The table below presents the total mortgage debt outstanding, including the amounts contractually due during the next twelve months regardless of the "Held For Sale" classification.

                                               Mortgage Debt at March 31, 2005
                                         -------------------------------------------
                                                           Current        Long-term
                                            Total          Portion         Portion
                                         -----------     -----------     -----------
Held for Sale - AmeriHost Inn hotels     $18,037,967     $ 2,296,233     $15,741,734
Held for Sale - Other brand hotels         4,411,519         142,000       4,269,519
Operating hotels                          16,051,845         660,883      15,390,962
Office building                            4,699,494          85,600       4,613,894
                                         -----------     -----------     -----------
                                         $43,200,825     $ 3,184,716     $40,016,109
                                         ===========     ===========     ===========

      The hotel mortgage loans bear interest at the floating rates of prime minus 0.25% to prime plus 2.5% per annum. The office-building loan matures January 1, 2007, and bears interest at the floating rate of either prime minus 0.25% or LIBOR plus 2.25%, as chosen by the Company. Certain of the Company's hotel mortgage notes and the office building note contain financial covenants, principally minimum net worth requirements, debt to equity ratios, and minimum debt service coverage ratios. These financial covenants are typically measured annually, based on the Company's fiscal year end. The Company was in compliance with all covenants as of March 31, 2005.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
================================================================================

8.    LONG-TERM DEBT (CONTINUED):

      Effective October 1, 2004, upon the execution of a lease modification, 17 hotel leases were accounted for as capital leases in accordance with SFAS
      13. The total capital lease obligation recorded upon the effective date of the lease modification was approximately $37.8 million. Each of the capital leases were recorded at estimated fair values as of October 1, 2004, which was lower than the net present value of the minimum lease payments including the Assigned Value guarantee (Note 13). The difference between the capital lease obligation recorded upon the effective date of the modification, and the Assigned Value guarantee is being amortized as interest expense over the four-year anticipated lease term, as modified, using the interest method. The lease modification provides for the termination of the leases upon the sale of the hotels over a four-year period ending September 30, 2008. Upon the termination of a lease pursuant to the sale of a hotel, the Company recognizes the difference, if any, between the capital lease obligation and the Assigned Value guarantee as lease termination expense. For the first three months of 2005, the Company recognized $95,376 in such lease termination expense. Minimum future rent payment under these capital leases are as follows, assuming all leases are held until September 30, 2008:

                        Minimum
                      Future Lease
                        Payments
                      -----------
Remainder of 2005     $ 2,422,500
2006                    3,230,000
2007                    3,230,000
2008                    2,422,500
                      -----------
                      $11,345,000
                      ===========

      Pursuant to a lease modification with PMC Commercial Trust ("PMC") effective October 1, 2004 (Note 13), the Company must, upon the sale of each PMC hotel, provide a Proceeds Deficit Note payable to PMC in the amount of the shortfall, if any, between the net sale proceeds and the original Assigned Value (the original sale price in a sale and leaseback transaction) The payment of a lease termination fee to PMC, as a result of the sale of the hotel, will reduce the outstanding balance of the Proceeds Deficit Note, if any. If the net sale proceeds is greater than the original Assigned Value, including the lease termination fee, the excess will be (i) first, applied to any outstanding Proceeds Deficit Note balance from prior sales, (ii) second, applied to reduce the original Assigned Values of the remaining hotels at PMC's discretion, and (iii) third, kept by PMC if it is from the sale of the last hotel, or if the total original Assigned Value has been reduced to zero. The Proceeds Deficit Note Payable bears interest at the rate of 8.5% per annum, payable monthly. As of March 31, 2005, the outstanding balance was $1.0 million, of which approximately $845,000 is classified as long-term. The Company is currently pursuing further lease modifications with PMC (Note 16).

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

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
================================================================================

9.    SHAREHOLDERS' EQUITY (CONTINUED):

      Reverse-Forward stock split:

      In November 2003 the Company executed a reverse-forward stock split whereby the shares held by shareholders owning less than 100 shares on the effective date were redeemed and converted into the right to receive cash from the Company. Shareholders owning at least 100 shares as of the effective date were not impacted. A total of 33,332 shares were converted on the effective date into the right to receive approximately $128,000 in cash. Through March 31, 2005, the Company has paid approximately $69,000 for the redemption of 17,894 shares in connection with the reverse-forward stock split. All shares that were converted into the right to receive cash have been retired.

      Non-employee stock options and warrants:

      The Company has issued options to acquire shares of the Company's common stock to certain of its partners in various hotel joint ventures. At December 31, 2004, options to purchase 125,000 shares of common stock continued to be outstanding with an exercise price of $3.794 per share and exercisable through October 2005. The Company accounted for these options during 2001 at fair value, in accordance with FASB Statement No. 123.

10.   BUSINESS SEGMENTS:

      The Company's business is primarily involved in seven segments: (1) hotel operations, consisting of the operations of all hotels in which the Company has a 100% or controlling ownership or leasehold interest, (2) hotel development, consisting of development, construction and renovation of hotels for unconsolidated joint ventures and unrelated third parties,
      (3) hotel sales and commissions, resulting from the sale of AmeriHost Inn hotels, (4) hotel management, (5) employee leasing consisting of the leasing of various employees to hotels, (6) incentive and royalty sharing fees due from Cendant, the owner of the AmeriHost Inn brand, and (7) office building rental activities.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004



10.  BUSINESS SEGMENTS (CONTINUED):

     Results of operations of the Company's business segments are reported in the consolidated statements of operations. The following represents revenues, operating costs and expenses, identifiable assets, capital expenditures and depreciation and amortization for each business segment for three month periods ended March 31, which is the information utilized by the Company's decision makers in managing the business:

         Revenues                                                 2005                2004
                                                              -------------     --------------
               Hotel operations                               $   6,354,302     $    7,819,524
               Hotel development and construction                 1,017,224          1,200,654
               Hotel sales and commissions                        4,188,600          6,839,249
               Hotel management                                      43,599            100,622
               Employee leasing                                     324,591            562,276
               Incentive and royalty sharing fees                   364,761            283,408
               Office building rental and other                     162,156            173,907
                                                              -------------     --------------
                                                              $  12,455,233     $   16,979,639
                                                              -============     ==============

         Operating costs and expenses
               Hotel operations                               $   5,936,270     $    7,028,727
               Hotel development and construction                 1,479,703          1,480,392
               Hotel sales and commissions                        3,524,337          5,403,084
               Hotel management                                      28,030             90,381
               Employee leasing                                     300,712            545,130
               Office building rental and other                     134,290             41,112
                                                              -------------     --------------
                                                              $  11,403,342     $   14,588,527
                                                              =============     ==============

         Identifiable assets
               Hotel operations                              $   77,953,167   $     74,533,319
               Hotel development and construction                 2,012,965          1,653,591
               Hotel management                                   1,790,450            975,530
               Employee leasing                                     196,156            309,859
               Office building rental                             6,246,198          6,381,730
               Corporate, including deferred tax asset           10,869,272          9,859,719
                                                             --------------   ----------------
                                                             $   99,068,208   $     93,713,748
                                                             ==============   ================

         Capital Expenditures
               Hotel operations                               $     401,154     $      259,923
               Hotel development and construction                     7,980                  -
               Hotel management                                         -                1,955
               Office building rental and other                         -                1,354
               Corporate                                              1,076              1,475
                                                              -------------     --------------
                                                              $     410,210     $      264,707
                                                              =============     ==============

         Depreciation/Amortization
               Hotel operations                               $     638,986     $      492,132
               Hotel development and construction                     3,480                700
               Hotel management                                       9,193             10,167
               Employee leasing                                         381                347
               Office building rental and other                      39,893             39,767
               Corporate                                             40,058              9,218
                                                              -------------     --------------
                                                              $     731,991     $      552,331
                                                              =============     ==============

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004



11.  SALE OF HOTELS AND PLAN FOR FUTURE HOTEL DISPOSITIONS:

     Sale of hotels

     In July 2003, the Company implemented a formal plan to sell approximately 25-30 hotel properties over a period of two years. The properties to be sold included 20-25 AmeriHost Inns and six non-AmeriHost hotels that are wholly owned or in which the Company has an ownership interest. The Company has hired several regional and national hotel brokerage firms to market most of the properties and manage the sales process. The Company expects this plan to reduce debt and generate cash to fund operations and to pursue development and other strategic objectives, which will accelerate the economic benefits of the Company's transaction with Cendant Corporation, the owner of the AmeriHost Inn franchise system. Through March 31, 2005, 16 AmeriHost Inns and 5 non-AmeriHost hotels were sold as part of this plan. However, there can be no assurances under the plan as to timing, terms of sale, or that any additional sales will be consummated. In addition to the specific hotels targeted for this plan, the Company has sold and will continue to sell properties in the ordinary course of business.

     Net proceeds from the sale of AmeriHost Inn hotels were approximately $4.2 million during the three months ended March 31, 2005, which has been included in hotel sales and commission revenue in the accompanying consolidated financial statements. This represents the sale of one wholly owned hotel and one PMC capital lease hotel. The net book value of these hotels at the time of their sales was approximately $3.5 million, resulting in operating income from the sale of these hotels of approximately $0.7 million before income tax. In addition, approximately $1.5 million in mortgage debt was paid off with proceeds from the sale of one of these hotels, and the Company terminated the lease for the other hotel upon the sale by the landlord.

     In addition, one joint venture in which the Company had a minority ownership interest sold its hotel asset during the first three months of 2005. The Company accounted for this joint venture by the equity method and included its share of the gain from this sale in equity in net income and (losses) of unconsolidated joint ventures in the accompanying consolidated financial statements.

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

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004



11.  SALE OF HOTELS AND PLAN FOR FUTURE HOTEL DISPOSITIONS (CONTINUED):

     If impairment exists, the Company would determine the fair value by using quoted market prices, if available for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets.

     During the three months ended March 31, 2004, in connection with the implementation of the plan to sell hotels, the Company recorded non-cash impairment charges of approximately $320,000 related to consolidated AmeriHost Inn hotels. In addition, approximately $411,000 of non-cash impairment charges related to consolidated non-AmeriHost Inn hotels anticipated to be sold, have been included in "discontinued operations" during the three months ended March 31, 2004. The non-cash impairment charges represent adjustments to reduce the carrying value of certain hotel assets to the estimated sales prices, net of estimated costs to sell, based on current market conditions and the change in holding periods of the properties. The Company did not record any impairment charges during the three months ended March 31, 2005.

 12.  DISCONTINUED OPERATIONS:

     The Company has reclassified its consolidated statements of operations for the three months ended March 31, 2004, to reflect discontinued operations of consolidated non-AmeriHost Inn hotels sold during this period, or to be sold pursuant to the plan for hotel dispositions within the next twelve months and hotels operated under a lease to be terminated. This reclassification has no impact on the Company's net income (loss) or net income (loss) per common share. Non-AmeriHost Inn hotels sold or held for sale, which are owned by joint ventures and accounted for using the equity method of accounting, are not presented as "discontinued operations," nor are the sales of the AmeriHost Inn hotels due to the Company's long-term royalty sharing agreement for all non-Company owned AmeriHost Inn hotels. Condensed financial information of the results of operations for the hotels presented as discontinued operations is as follows:

                                              Three Months Ended
                                                  March 31,
                                       -----------------------------
                                            2005            2004
                                       -----------       -----------
Hotel Operations:
     Revenue                           $   437,996         1,256,106
     Operating expenses                    628,760         1,406,587
                                       -----------       -----------
                                          (190,764)         (150,481)

Depreciation and amortization               10,886           311,279
Leasehold rents                              2,647            60,000
Hotel impairment provision                      --           411,586
                                       -----------       -----------

Operating Loss                            (204,297)         (933,346)

Other income (expense):
     Interest expense                      (95,124)         (155,712)
     Debt extinguishment                   367,605            17,948
     Loss on sale of assets                (12,199)               --
                                       -----------       -----------

Income (loss) from discontinued
  operations, before income taxes           55,985        (1,071,110)

Income (tax) benefit                       (20,000)          428,444
                                       -----------       -----------

Net income (loss) from
  discontinued operations              $    35,985       $  (642,666)
                                       ===========       ===========

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004



12.  DISCONTINUED OPERATIONS (CONTINUED):

    One consolidated non-AmeriHost Inn hotel remains to be sold pursuant to the plan for hotel disposition. The operations of this hotel are included in discontinued operations and classified as held for sale in the accompanying consolidated balance sheet as of March 31, 2005. Condensed balance sheet information for this hotel is as follows:

                                                                      March 31,
                                                                       2005
                                                                ---------------
                       ASSETS
     Current assets:

          Cash and cash equivalents                             $       155,497
          Accounts receivable                                            61,988
          Prepaid expenses and other current assets                       5,870
                                                                ---------------
              Total current assets                                      223,355
                                                                ---------------

     Property and equipment                                           5,195,533
           Less accumulated depreciation and amortization               741,151
                                                                 --------------
                                                                      4,454,382

     Other assets, net of accumulated amortization                       74,444
                                                                 --------------
                                                                $     4,752,181

                       LIABILITIES
     Current liabilities:

          Accounts payable                                      $       120,610
          Accrued payroll and other expenses                            266,949
          Current portion of long-term debt                             142,000
                                                                ---------------
              Total current liabilities                                 529,559

     Long-term debt, net of current portion                           4,269,519

     Other long-term liabilities                                          5,000

     Deficit                                                            (51,897)
                                                                ---------------
                                                                 $    4,752,181
                                                                ===============

13.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

     Sale/leaseback of hotels:

     Original Sale/leaseback transaction

     In 1998 and 1999, the Company completed the sale of 30 AmeriHost Inn hotels to PMC Commercial Trust ("PMC"), a real estate investment trust ("REIT") for $73.0 million. Upon the respective sales to PMC, a subsidiary of the Company entered into agreements to lease back the hotels. The original leases had an initial term of 10 years, and in January 2001, the master lease agreement with PMC was amended (the "January 2001 Amendment") to allow either PMC or the Company to extend the leases for a five-year period, through 2013. Through September 2004, the lease payments were 10.51% of the original sale price (the "Assigned Values"), subject to annual CPI increases with a 2% annual maximum. As discussed below, the Company and PMC entered into another amendment in October 2004 (the "Third Amendment") reducing and fixing the rate to 8.5% of Assigned Values, as of October 2004. All of these leases were triple net and provided for monthly base rent payments ranging from $14,000 to $27,000.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004


13.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED):

     Deferred Income

     The gains from the sale of the hotels to PMC were deferred for financial statement reporting purposes, due to the continuing involvement with the long-term lease agreement, and had been amortized on a straight-line basis into income as a reduction of leasehold rent expense based on the 15-year term, including the five-year extension option. As a result of the Third Amendment, 17 of the hotels were treated as capital leases effective October 1, 2004, whereby the remaining unamortized balance of the deferred gain relating to these hotels was reclassified as a reduction in the basis of the capital lease hotel assets. At March 31, 2005, the balance of this deferred income was approximately $396,000.

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

     The Company facilitated the sale of a hotel to a third party in August 2004, based on the terms of a temporary sales letter agreement dated May 18, 2004 ("Temporary Sales Agreement"). Upon the sale of this hotel, PMC received the sale proceeds, net of closing costs, plus a termination fee from the Company. In accordance with the terms of the Temporary Sales Agreement, since the total proceeds to PMC were less than the Assigned Value for such hotels, the shortfall of approximately $683,000 became the obligation of the Company evidenced by a promissory note bearing interest at the rate of 8.5% on an annual basis, due May 1, 2005. This obligation was reduced by the application of security deposit funds, and the payment of a termination fee in October 2004 as discussed below. Furthermore, the terms of this note under the Temporary Sales Agreement were superceded by the terms of the Third Amendment (Proceeds Deficit Note, discussed below). Due to the modified terms of the Temporary Sales Agreement, the lease relating to this hotel was treated as a capital lease during the second quarter of 2004 in accordance with Statement of Financial Accounting Standard ("SFAS") No. 13, "Accounting for Leases."

     Third Amendment

     On October 4, 2004, the Company and PMC entered into the Third Amendment, which became effective as of October 1, 2004. The Third Amendment provides that the accrued rent balance of approximately $425,000 be paid from the existing lease security deposit held by PMC. The remaining balance of the security deposit of approximately $173,000 was then utilized to reduce the shortfall obligation incurred under the Temporary Sales Agreement to approximately $510,000. In addition, the Third Amendment provides the following:

     - The lease rate is fixed at 8.5% of the original Assigned Values, as long as the Company is not in default of the agreement.

     - The Company is required to cause all 20 hotels to be sold in accordance with the following schedule:

          o    A minimum of five (5) hotels on or before October 1, 2005;

          o A minimum of ten (10) hotels (cumulative) on or before October 1, 2006;

          o A minimum of fifteen (15) hotels (cumulative) on or before October 1, 2007; and

          o A minimum of twenty (20) hotels (cumulative) on or before October 1, 2008.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED M ARCH 31, 2005 AND 2004



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

     As a result of the lease modifications in the Third Amendment, 17 of the 20 hotel leases have been accounted for as capital leases pursuant to SFAS No. 13, as of October 1, 2004. The Company recorded approximately $33.0 million in capital lease property and equipment, and approximately $38.0 million in capital lease obligation as a result of the third amendment. In addition, the reduced rental rate of 8.5% is contingent upon the meeting of the sales targets as outlined above. Therefore, the Company will continue to accrue the difference between the reduced pay rate and the original contractual rate for all hotels as lease expense, until the annual sales hurdles are achieved or the underlying property is sold, at which time the accrual would be reversed.

     The Third Amendment provides for events of default that, if not cured within any applicable grace or cure periods, cause the lease rate to revert to the original contractual rate or in certain cases, to 15% of the Assigned Values. Upon an event of default, the Company must make monthly lease payments to PMC at the higher rates, as indicated above, until the default is cured. When cured, the lease rate will return to the lower rate, beginning in the month subsequent to the month in which the default is cured. The Third Amendment also requires the Company to adhere to certain covenants related to restrictions on common stock dividends and buy-backs of the Company's common stock. The Company is currently pursuing further lease modifications with PMC (Note 16).

     Hotel operating leases:

     The Company leases three AmeriHost Inn hotels from PMC that have been classified as operating leases. The remaining leases with PMC have been classified as capital leases (Note 8). The three leases are triple net leases, and provide for fixed monthly lease payments of $12,000 to $15,000, pursuant to the Third Amendment, which became effective October 1, 2004. It is anticipated that these hotels will be sold to unrelated third parties by September 30, 2008 in accordance with the terms of the PMC Third Amendment.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004


13.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED):

     A joint venture in which the Company had a controlling ownership interest leased one non-AmeriHost Inn hotel through February 2005 at which time the landlord consummated the sale of the property to a third party and the lease was terminated. The operations of this hotel have been presented as "discontinued operations" in the accompanying consolidated financial statements due to this lease modification.

     Legal matters:

     The Company and certain of its subsidiaries are defendants in various litigation matters arising in the ordinary course of business. In the opinion of management, the ultimate resolution of all such litigation matters is not likely to have a material effect on the Company's financial condition, results of operation or liquidity.

14.  SUPPLEMENTAL CASH FLOW DATA:

     The following represents the supplemental schedule of noncash investing and financing activities for the three months ended March 31:

                                                              2005                2004
                                                         -------------     --------------
         Notes received in connection with the
           sale of hotels                                $       -         $      100,000
                                                         =============     ==============

         Interest paid, net of interest capitalized      $   2,008,948     $    1,013,175
                                                         =============     ==============

15.  NEW ACCOUNTING STANDARDS:

     In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether or not it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. The Company was required to adopt the requirements of FIN 46R for interim periods ending after December 15, 2004. This Interpretation requires that the Company present any variable interest entities in which it has a majority variable interest on a consolidated basis in its financial statements. Due to the adoption of this Interpretation, the Company has presented its investments in two joint ventures in which it has a majority variable interest, on a consolidated basis in its financial statements beginning with the consolidated financial statement issued for the quarterly period ended December 31, 2004. The consolidation of these joint ventures added approximately $3.2 million in assets and $3.2 million in liabilities to the Company's consolidated balance sheet as of December 31, 2004. Prior to their consolidation, the Company had investments in, and advances to, these joint ventures of approximately $221,000, which was presented as such under the equity method of accounting in the accompanying consolidated financial statements. The Company presents all of its other unconsolidated investments under the equity method.

                  ARLINGTON HOSPITALITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004


15. NEW ACCOUNTING STANDARDS (CONTINUED):

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

16. SUBSEQUENT EVENTS:

     In April 2005, a consolidated joint venture in which the Company owns a minority ownership interest sold its AmeriHost Inn hotel, generating a repayment of the Company's operating advances of approximately $420,000, after the related mortgage debt was paid off. The joint venture partner did not receive a distribution from the net sale proceeds, in accordance with the terms of the joint venture agreement, since the net proceeds were approximately $500,000 less than the Company's outstanding operating advances.

     The Company has not made the May 2005 lease payment to PMC as required under the PMC lease agreement. As a result of the Company's failure to make this payment, on May 13, 2005, the Company was in default of the lease agreement. Additionally, the Company has only made partial payments on its currently due real estate taxes for the hotels subject to the PMC lease. The nonpayment of real estate taxes on a current basis is also an event of default under the lease. Under a default, PMC may pursue all of their rights and remedies under the PMC lease agreement against the Company's subsidiary, as well as, under the lease guarantee provided by the Company. The Company has requested PMC to amend the terms of the lease agreement to provide for, among other things, a further restructuring of the lease payments and the elimination of any hotel value guarantee/obligation upon the sale of the hotels subject to the lease. As a result of the default under the PMC lease, an event of default has also occurred under the Proceeds Deficit Note (Note 8) payable to PMC, and, as a result, PMC may elect to exercise its right to accelerate payment of the amounts due under the note.

     Additionally, the default under the PMC lease constitutes an event of default under the Company's line of credit agreement with LaSalle Bank NA. The Company has advised LaSalle of the event of default under the PMC lease. Based on the Company's conversations with LaSalle, the Company does not believe that LaSalle will elect to declare an event of default and accelerate payment of the amounts due under the line of credit; however, there can be no assurance that LaSalle will not exercise its rights.

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

     -    ability to refinance debt;

     - our ability to negotiate a settlement with PMC regarding the events of default under the modified lease agreement with PMC;

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

These risks and uncertainties, along with the risk factors discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2004, and those risk factors discussed under "Risk Factors" herein, should be considered in evaluating any forward-looking statements contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

EXECUTIVE OVERVIEW

We are engaged primarily in developing, selling, owning, operating and managing limited service hotels, without food and beverage facilities, primarily AmeriHost Inn hotels. Our hotels are concentrated primarily in the Midwestern U.S., however we have developed a number of hotel properties in California and the South Central U.S. over the past several years. Our portfolio, as well as the changes in 2005, is summarized as follows:

                                   Hotels at                  Hotels                  Hotels                 Hotels at
                                   12/31/04               Sold/Disposed           Opened/Acquired             03/31/05
                               ----------------         ------------------        -----------------       -----------------
                               Hotels    Rooms          Hotels      Rooms         Hotels     Rooms        Hotels      Rooms
                               ------    -----          ------      -----         ------     -----        ------      -----
Consolidated (1):
   AmeriHost Inn hotel           40       2,575           (2)        (122)          --          --          38       2,453
   Other brands                   3         504           (2)        (354)          --          --           1         150
                               ----       -----           ---        -----          --          --          --       -----
                                 43       3,079           (4)        (476)          --          --          39       2,603
                               ----       -----           ---        -----          --          --          --       -----


Unconsolidated:
   AmeriHost Inn hotel            7         533           (1)         (60)          --          --           6         473
                               ----       -----           ---        -----          --          --          --       -----

                                  7         533           (1)         (60)          --          --           6         473
                               ----       -----           ---        -----          --          --          --       -----

Totals:
   AmeriHost Inn hotels          47       3,108           (3)        (182)                                  44       2,926

   Other brands                   3         504           (2)        (354)          --          --           1         150
                               ----       -----           ---        -----          --          --          --       -----
                                 50       3,612           (5)        (536)          --          --          45       3,076
                               ====       =====           ===        =====          ==          ==          ==       =====

     (1) Consolidated hotels are those in which we have a 100% or controlling ownership interest or a leasehold interest.

Our AmeriHost Inn hotels operate under franchise agreements with Cendant. Our remaining non-AmeriHost Inn hotel operates under a Days Inn franchise agreement, which franchise brand is also owned by Cendant.

Sources of Revenue

We generate revenue from the following primary sources:

     - Hotel operations consisting of the revenues from all hotels in which we have a 100% or controlling ownership or leasehold interest (consolidated hotels). Unconsolidated hotels are those hotels in which we have a minority or non-controlling ownership interest, and which are accounted for by the equity method.

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

We generate revenue from the following secondary sources:

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

     - Other operating expenses including corporate general & administrative expenses, depreciation, amortization and lease payments.

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

In an effort to accelerate our hotel development program and provide working capital, we have entered into non-binding letters of intent with two separate lenders to provide us with $2.75 - $3.0 million. If one of these financing transactions were consummated, the other financing would not be pursued. We intend to utilize a portion of the proceeds for working capital, and the majority for land acquisition prior to the formation and funding of joint ventures, or other uses to assist in the acceleration of our hotel development program. We believe that the ability to purchase desirable land sites on a timely basis would create additional investment opportunities for joint venture developments. We may terminate either non-binding commitment at any time prior to a closing, however would be responsible for due diligence and legal costs incurred by us or the lender, which is expected to be less than $30,000.

There can be no assurance that we will obtain the financing evidenced by these non-binding term sheets on terms and conditions favorable to us, if at all. If we do not obtain such financing or similar financing, our development activities may not be able to continue as expected.

We paid off approximately $2.9 million in mortgage debt and eliminated $2.0 million in capital lease obligation in the first quarter of 2005, in connection with the sale of three consolidated hotels. We expect to decrease our mortgage debt further as we sell additional hotels. Total annual hotel mortgage debt service for the hotels currently in our portfolio, excluding debt service on mortgages that mature in the next 12 months, is approximately $4.1 million for all of our consolidated hotels. Total annual hotel mortgage debt service for our current portfolio of unconsolidated joint ventures, excluding debt service on mortgages that mature in the next twelve months, is approximately $1.5 million. However, if certain anticipated hotel sales occur, these obligations would decrease, as the related mortgage debt would be paid off with the sale proceeds. These debt service amounts are exclusive of the debt service on our corporate line of credit and the mortgage on our office building.

During the first quarter of 2005, one joint venture terminated the lease pursuant to which it operated a non-AmeriHost Inn hotel as a result of the sale of the hotel by the landlord, as contemplated by a lease modification executed in 2004.

In 1998 and 1999, our subsidiary completed a sale and lease back transaction with PMC Commercial Trust ("PMC"), a real estate investment trust ("REIT"), for 30 AmeriHost Inn hotels. Since then, PMC has sold, or we have repurchased, 12 hotels, leaving 18 hotels currently leased from PMC. We have guaranteed our subsidiary's obligation under the leases.

Due to numerous economic and market-driven factors relating to these leased hotels, we have had to fund, on behalf of our subsidiary, from other operating sources such as the sale of our hotels, a significant portion of the approximate $5.1 to $7.3 million annual lease obligation, depending on the hotels in the leased portfolio, as the aggregate operating cash flow from these hotels for the past several years has been insufficient to meet the lease obligation.

As a result, we entered into a third amendment (the "Third Amendment") to the lease with PMC, which became effective as of October 1, 2004, and provided for the following:

     - Funded a portion of the 2004 accrued rent with existing lease security deposits;

     - Reduced the lease rate from approximately 10.5% of the original specified values, subject to CPI increases, to the fixed lease rate of 8.5% of the original specified values, as long as we are not in default of the agreement; and

     - Required us to cause all remaining leased hotels to be sold over the next four years.

As a result of the modification, the annual rent payment was reduced by approximately 19%, and the lease term was reduced assuming the hotels were sold over the four-year period. The Third Amendment also provided for a promissory note payable by us to PMC in certain cases (the "Proceeds Deficit Note"). The Proceeds Deficit Note will increase (or decrease), on a cumulative basis as the hotels are sold, for a shortfall (or excess) computed as the difference between a leased hotel's net sale price and its original assigned value. A portion of the Proceeds Deficit Note is to be repaid to PMC within 45 days of each hotel sale (the "Arlington fee"), based on the hotel's most recent annual revenues, with the remaining amount to be repaid to PMC over a term of up to seven years. Based on our current estimates of fair market value of the leased hotels, we estimate the aggregate net shortfall payable to PMC will be in the range of $8.0 to $9.5 million which we expect will be partially offset by fees we expect to receive from Cendant as described below. Under the Third Amendment, we must facilitate the sale of the hotels generally at a pace of five hotels per year measured on a cumulative basis, and at prices approved by PMC. If the sales schedule is not met, the lease rate will revert to the original lease contractual rate, or a higher lease default rate in certain circumstances, until the number of hotels sold becomes compliant with the sale schedule.

As these hotels are sold to buyers who maintain their AmeriHost Inn franchise affiliation, as required under the Third Amendment, we expect to receive the one-time development incentive fees from Cendant. Total development incentive fees from the sale of the leased hotels is estimated to be approximately $3.0 to $4.0 million. We anticipate that these fees will be utilized to fund the required cash payment due PMC under the Proceeds Deficit Note. As a result, after applying this $3.0 to $4.0 million, we expect the Proceeds Deficit Note balance through the sale of all leased hotels and the application of these payments, is anticipated to be approximately $4.0 to $6.5 million, subject to mandatory principal payments as discussed below. In addition to the development incentive fees, the sale of these hotels would be expected to generate future annual royalty fee sharing payments to us through the Cendant agreement.

The Deficit Proceeds Note bears interest at the rate of 8.5 percent per annum, payable on a monthly basis, with a maximum outstanding principal balance of $4.0 million. If at any time the principal balance exceeds $4.0 million, such excess is payable immediately to PMC. In addition, if our net worth exceeds a certain stipulated amount, as adjusted, we may be obligated to make a principal payment on the Proceeds Deficit Note, or be subject to a greater interest rate on the outstanding principal balance. Otherwise, scheduled principal payments on the promissory note begin the earlier of the date the last hotel is sold or October 1, 2008, with the total principal balance outstanding at that time to be repaid ratably over the following three years.

Through March 31, 2005, two leased hotels have been sold pursuant to the Third Amendment, and two additional leased hotels are under contract for sale. The Proceeds Deficit Note has a current balance of approximately $850,000, including the shortfall obligation incurred in connection with the sale of a leased hotel in 2004. The termination of the leases early, through the sale of the hotels over the next four years, will assist us in limiting the anticipated net negative cash flow from these hotels. However, even with the reduced lease rate, the historical operational cash flow from most of the leased hotels is insufficient to cover their respective reduced lease payments, and we have had to fund the lease obligations from other sources, primarily proceeds from the sale of owned hotels. Since the inception of the hotel leases, we have funded to our subsidiary in excess of $15.0 million in the aggregate to cover the amount in which the lease obligations have exceeded the operating cash flow from the leased hotels. Due to the significant deficit in operating cash flow from these hotels compared to the lease obligation, as modified in 2004, we have again been in discussions with PMC requesting further modification to the lease agreement.

We believe the operating cash flow from the leased hotels will continue to be insufficient to cover the lease payments due to the economic conditions affecting the hotel industry and the individual markets in which the PMC hotels are located, which have changed substantially since the date on which we entered into the original lease. We believe that it is in the best interests of the Company to no longer continue payments pursuant to the current lease terms. We have, therefore, advised PMC that without further lease modifications to provide, among other things, a restructuring of the lease payments for the remaining lease term, we will make no further payments pursuant to the leases. As such, our monthly lease payment for the month of May 2005 (approximately $310,000) has not been made and it, together with our future monthly payments, will not be made without a restructuring of the lease payments and the elimination of any hotel value guarantee/obligation upon the sale. As a result of our failure to make the May payment, we are in default of the leases as of May 13, 2005. The event of default entitles PMC to pursue all remedies under the leases including terminating the leases, taking possession of the hotels and seeking recovery against us, as guarantor of the leases, for payments due under the leases. Additionally, as a result of the default under the PMC leases, PMC may determine to accelerate payment of the amounts due under the Proceeds Deficit Note. If PMC should institute litigation seeking damages and remedies under the leases, we would consider all of our alternatives including rejecting the leases in a reorganization filed pursuant to Chapter 11 of the U.S. Bankruptcy Code. We have discussed with our counsel and bankruptcy counsel the extent of our potential liability under the PMC leases and been advised that in a Chapter 11 filing, the estimated liability under the PMC leases would be substantially less than the payments under the PMC leases. For this reason, among others, we believe that an amicable resolution should be achieved with PMC; however, there can be no assurance of such resolution.

Additionally, in an effort to better preserve our cash position, we have made only partial payments on our currently due real estate taxes for those hotels subject to the PMC leases, leaving a balance due of approximately $250,000 in currently due, unpaid real estate taxes. Pursuant to the terms of the PMC leases, non-payment of real estate taxes is also an event of default under the lease agreement. See also the section entitled, "Liquidity and Capital Resources
- General".

Due to the terms of the Third Amendment, 17 of the leased hotels were accounted for as capital leases in accordance with Financial Accounting Standards Board Statement Number 13, "Accounting for Leases," effective October 1, 2004. The remaining three hotels will continue to be accounted for as operating leases. Rather than the off-balance sheet reporting required by operating lease treatment, capital lease accounting requires that the company report on its balance sheet, the hotel assets and a capital lease obligation. The company recorded approximately $33.0 million in capitalized lease assets, net of the existing unamortized deferred gain remaining from the original 1998 and 1999 sales of the hotels to PMC, and a capital lease obligation of approximately $38.0 million. The capitalized hotel assets are being depreciated in accordance with the company's existing depreciation policy, with consideration for the new lease term. However, for those capitalized hotels which are being actively marketed to be sold, and are expected to be sold within the next 12 months, depreciation will not be taken since they will be classified as "held for sale" in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for Long Lived Assets." The capital lease obligation, for the remaining 15 of the original 17 leases capitalized, will be amortized, as the monthly lease payment is made, in order to produce a constant periodic rate of interest on the lease obligation.

At the corporate level, our sole financing source is our operating line-of-credit with LaSalle Bank NA. This line-of-credit is a revolving facility, allowing us to take advances when needed, up to the allowed maximum, and to repay any advances without penalty. This facility also requires us to satisfy financial covenants such as minimum net worth, maximum debt to net worth, minimum net income, and minimum debt service ratio, however none of the covenants applied for the three months ended March 31, 2005. LaSalle Bank NA has decreased the availability under this facility over the past two years. In March 2005, we renewed this facility with LaSalle Bank through April 30, 2006 at an initial maximum availability of $4.0 million. We paid down $500,000 after the date of these financial statements to meet the required step down of the maximum loan availability to $3.5 million on May 1, 2005. The maximum availability will reduce further to $3.0 million on July 31, 2005 and to $2.5 million on October 31, 2005. The line-of-credit agreement also provides LaSalle Bank with the right to reduce the maximum availability further, based on future hotel sales, or as deemed necessary. The facility bears interest at the rate of 10% per annum and has no prepayment penalty. As of the date of this report, $3.5 million is outstanding on this line of credit.

The event of default under the PMC lease (described above) also constitutes an event of default under the line of credit agreement with LaSalle Bank NA. We have advised LaSalle of the event of default under the PMC lease. Based on our conversations with LaSalle, we do not believe that LaSalle will elect to declare an event of default and accelerate payment of the amounts due under the line of credit; however, there can be no assurance that LaSalle will not exercise its rights.

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

Overall industry and economic factors

The lodging industry's performance, and the related travel patterns of both business and leisure travelers, generally follows the trends of the overall U.S. economy. Both the U.S. economy and the lodging industry began to decline in 2001. The performances of our hotels have followed this same trend. As the U.S. economy began to show signs of improvement in 2003, the lodging industry has followed in the latter part of 2003 and continued to improve in 2004. Historically we have seen that lodging demand trends will typically lag six to nine months behind these economic trends. However, the economic recovery in the Midwestern United States, which is primarily where our hotels are located, has lagged behind the general U.S. economic recovery. While our hotel revenues have increased in 2004 and thus far in 2005, they have not increased to the same extent as the overall U.S. lodging industry, as reported by industry analysts. Nevertheless, our industry outlook for the remainder of 2005 is optimistic with respect to hotel revenue growth, however there is no assurance that our hotel revenues will increase as expected.

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

                                  RevPAR Growth

                                 2000      2001       2002       2003       2004      2005 (3)
                                 ----      ----       ----       ----       ----      --------
AmeriHost Inn Hotels (1)         5.9%      (2.1%)     3.7%      (0.3%)      1.8%       (1.3%)
Limited service segment,
   without food and
   beverage (2)                  3.1%      (4.2%)     (1.2%)      (0.3%)      3.8%      4.1%

(1) Includes all AmeriHost Inn hotels we owned and operated, including unconsolidated minority-owned hotels, operating for at least 13 full months during the periods presented.

(2) Results for the East North Central region, according to Smith Travel Research, a leading industry analyst.

(3) Through March 31, 2005

A related revenue measure for our hotels is the RevPAR penetration index. The RevPAR penetration index reflects each property's RevPAR in relation to the RevPAR for that property's competitive set. We use the measure as an indicator of a property's market share. For example, a RevPAR penetration index of 100 would indicate that a hotel's RevPAR is, on average, the same as its competitors. A RevPAR penetration index exceeding 100 would indicate that a hotel maintains a RevPAR premium in relation to its competitive set, while a RevPAR penetration index below 100 would be an indicator that a hotel is under performing its competitive set. One critical component in this calculation is the determination of a hotel's competitive set. Factors that we consider include geographic proximity, as well as the level of service provided at the property. Our methodology for determining a hotel's competitive set, however, may differ for those used by other owners and/or managers. From a market penetration standpoint, in the aggregate, our AmeriHost Inn hotels were at an index of 97.3% as of March 31, 2005. We believe that the following factors may have a negative impact on our AmeriHost Inn RevPAR penetration index:

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

   - Negotiate a settlement agreement with PMC regarding our default under the PMC lease and restructure the PMC lease payments and facilitate the sale of the PMC hotels without any hotel value guarantee/obligation;


   - Expand and increase the rate of our hotel development activities to be developing and/or acquiring and converting hotels at a pace of approximately 8 to 10 hotels annually in the short term, growing to a pace of 10 to 15 hotels annually in the longer term. We intend for this development to primarily be the new construction of our larger AmeriHost Inn prototype, or selective acquisition of existing hotels and their conversion to AmeriHost Inn, in larger markets, primarily through joint ventures where we can earn significant development fees, with the intention of selling these hotels after a shorter holding period than we have historically;

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

SUMMARY OF FIRST QUARTER 2005 RESULTS

Total revenues decreased $4.5 million during the first quarter of 2005 compared to the first quarter of 2004, due primarily to the sale of two Consolidated AmeriHost Inn hotels in the first quarter of 2004 at an aggregate price that was greater than the aggregate sale price of one Consolidated AmeriHost Inn hotel and one capital lease AmeriHost Inn hotel during the first quarter of 2005, as well as a decrease in hotel operations revenue due to the nine fewer Consolidated AmeriHost Inn hotels operated during the first quarter of 2005 versus the first quarter of 2004. As a result of the capital lease accounting treatment for 17 leased hotels in connection with the Third Amendment to the PMC lease, leasehold hotel rents decreased significantly and interest expense increased significantly during the first quarter of 2005 compared to 2004. These results include non-cash hotel impairment provisions recorded in the first quarter of 2004, and discontinued operations related to non-AmeriHost Inn hotels which have been recorded in connection with the implementation of the plan for hotel disposition as discussed below. The results for the three months ended March 31, 2005 and 2004 are summarized as follows:

                                               Three Months Ended March 31,
                                               -----------------------------
                                                   2005             2004
                                               -------------   -------------
      Net loss from continuing
        operations, before impairment          $  (1,520,653)  $    (740,660)

      Impairment provision, net of tax                  -           (192,080)
                                                 -----------     -----------

      Net loss from continuing operations         (1,520,653)       (932,740)

      Discontinued operations, net of tax (a)         35,985        (642,666)
                                                 -----------     -----------
      Net Loss                                    (1,484,668)     (1,575,406)

      Net loss per share - Diluted:

        From continuing operations             $        (0.30) $        (0.18)
        From discontinued operations                     -              (0.13)
                                               --------------  --------------
                                               $        (0.30) $        (0.31)
                                               =============== ===============

   (a) Includes hotel impairment provision related to non-AmeriHost Inn hotels to be sold of approximately $247,000, net of tax, for the three months ended March 31, 2004 (Note 11).

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstance relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of certain accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. A complete discussion of the accounting policies we consider critical are contained in our Annual Report on Form 10-K for the year ended December 31, 2004, under the heading "Management's Discussion and Analysis - Critical Accounting Policies," and should be read in conjunction with this report on Form 10-Q.

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

Hotel sales and commissions

Our intention is to operate the consolidated AmeriHost Inn hotels until a buyer is found at an appropriate price. We may actively try to sell the hotel during the construction period, upon opening, or anytime thereafter. Unless specifically identified as held for sale, we will depreciate the hotel assets and classify them as investment assets while we operate the hotel, since it is not assured that a sale will ultimately be consummated. When a sale of an AmeriHost Inn Hotel is consummated, we record the hotel sale price as revenue and the net cost basis of the hotel asset as expense, as part of our ongoing operational activity. From time to time PMC has sold its hotels. For those leased hotels accounted for as capital leases, we record the sale as if we owned the hotel. In addition, pursuant to a modification of the lease agreements, we will record a shortfall obligation or surplus upon the sale of a PMC owned hotel.

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

Incentive and royalty sharing

Cendant has agreed to pay us a development incentive fee, under certain conditions, every time we sell one of our existing or newly developed AmeriHost Inn hotels to a buyer who executes an AmeriHost Inn franchise agreement with Cendant. In addition, this fee also will be paid to us for new hotels that we develop which are then sold to a franchisee of Cendant. This fee applies to the first 370 hotels we sell during the 15-year term of the agreement, expiring in 2015. The fee is computed based on the most recent twelve month revenue, or a stipulated per room amount if the hotel has been open less than eighteen months. Since the Cendant agreement provides for the potential reimbursement of this fee, from future fees earned, in the event the buyer defaults on the franchise agreement within the first 76 months, these fees are deferred when received, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The deferred fees are amortized as incentive and royalty sharing segment revenue in the accompanying consolidated financial statements on a straight-line basis over the 76-month period, as the contingencies on the revenues are removed.

Sale and Leaseback of Hotels

In 1998 and 1999, we completed the sale of 30 AmeriHost Inn hotels to PMC Commercial Trust ("PMC"), a real estate investment trust ("REIT") for $73.0 million. Upon the respective sales to PMC, a subsidiary of ours entered into agreements to lease back the hotels. The original leases had an initial term of 10 years, and in January 2001, the master lease agreement with PMC was amended (the "January 2001 Amendment") to allow either PMC or us to extend the leases for a five-year period, through 2013. Through September 2004, the lease payments were 10.51% of the original sale price of the hotels subject to the lease (the "Assigned Values"), subject to annual CPI increases with a 2% annual maximum. As discussed below, the Company and PMC entered into another amendment, the Third Amendment reducing and fixing the rate to 8.5% of Assigned Values, as of October 2004. All of these leases are triple net and provide for monthly base rent payments ranging from $14,000 to $27,000.

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

Based on the implementation of this plan for hotel dispositions, the hotel assets identified for sale, which are being actively marketed and expected to be sold within a twelve month period, have been classified as "held for sale" on the accompanying consolidated balance sheet as of March 31, 2005. In accordance with SFAS No. 144, we have ceased depreciating the hotel assets that have been classified as "held for sale." The debt that is expected to be paid off as a result of these hotel sales has been classified as current liabilities in the accompanying consolidated financial statements. The results of the operations of business components which have been disposed of or classified as "held for sale" are to be reported as discontinued operations if such operations and cash flow have been or will be eliminated from our ongoing operations. Accordingly, the disposition of non-AmeriHost Inn hotels have been treated as discontinued operations. However, the disposition of AmeriHost Inn hotels, although classified as "held for sale" on the accompanying consolidated balance sheet, have not been treated as discontinued operations due to the ongoing royalty fees to be earned by us after their disposition.

If we determine that a property is no longer for sale, or if a property does not sell, after a certain period of time, under certain conditions, a depreciation expense adjustment may be recorded at that time, up to the amount of depreciation that would have been recorded during the period that the asset was classified as "held for sale." Certain hotels which have not sold, have been marketed for sale for more than one year as of the first quarter of 2005. However, market conditions and contemplated sale terms have changed for these hotels, including asking price adjustments in certain cases, and we continue to actively market these hotels for sale, with the expectation that these properties will be sold within the next twelve months. Therefore, we anticipate that these hotels will continue to be classified as "held for sale," until sold.

HOTEL DISPOSITION PLAN

In July 2003, we adopted a strategic plan to sell approximately 25 to 30 hotel properties over a two year period. The properties to be sold include 20 to 25 AmeriHost Inns and six non-AmeriHost hotels that are wholly or partially-owned. The decision to recommend the sale of these and other hotel properties is made by our senior management team and approved by a majority of the board of directors or a committee thereof. We sold three hotels during the first quarter of 2005, 15 hotels in 2004 and 11 hotels (including six hotels as part of this disposition plan) in 2003. The financial impact of these sales is summarized as follows:

                                                                        (in thousands)
                                                                 Net cash
                                                Number           proceeds        Mortgage         Cendant
                                                  of          after mortgage       debt          Incentive
                                                hotels            Payoff         reduction       Fees (1)
                                               -----------------------------------------------------------

     Consolidated hotels:
              AmeriHost Inn hotels                20          $   12,895        $  31,886       $   3,731
              Other brand hotels                   5               1,501            6,002               -
                                               -----          ----------        ---------       ---------
                                                  25              14,396           37,888           3,731
                                               -----          ----------        ---------       ---------
     Unconsolidated hotels:
              AmeriHost Inn hotels                 2               1,512            1,111             485
                                                                                                        -
              Other brand hotels                   2               1,886            3,579               -
                                               -----          ----------        ---------       ---------
                                                   4               3,398            4,690             485
                                               -----          ----------        ---------       ---------

     Total, since the implementation of the
           strategic plan to sell hotels          29          $   17,794        $   42,578      $   4,216
                                               =====          ==========        ==========      =========

     Total, for the three months ended
           March 31, 2005 (2)                      3          $    2,637        $    4,041      $     420
                                               =====          ==========        ==========      =========

   (1) These fees are deferred for financial statement reporting purposes, and amortized as revenue over a 76-month period.

   (2) Of the three hotels sold in 2005, two were AmeriHost Inn hotels, one consolidated and one unconsolidated, and one was a non-AmeriHost consolidated hotel.

An integral part of our growth plan, profitability, and liquidity is our ability to sell hotels, including those under the plan for disposition, as well as our other existing hotels, and hotels we develop in the future.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

The following tables set forth our selected operations data for the three months ended March 31, 2005 and 2004. This data should be read in conjunction with our financial statements in Item 1 of this Form 10-Q.

                                            Three Months Ended             Three Months Ended
                                             March 31, 2005                 March 31, 2004
                                        -------------------------       -------------------------           %
                                          Amount          % of            Amount          % of         Increase
                                        (thousands)     Revenues        (thousands)     Revenues       (Decrease)
                                        -----------   ----------        -----------   -----------      ----------
Revenue:
   AmeriHost Inn hotel operations       $     6,354       51.0%         $     7,820        46.1%          (18.7%)
   Development and construction               1,017        8.2%               1,201         7.1%          (15.3%)
   Hotel sales and commissions                4,189       33.6%               6,839        40.3%          (38.8%)
   Management services                           44        0.4%                 101         0.6%          (56.7%)
   Employee leasing                             325        2.6%                 562         3.3%          (42.3%)
   Incentive and royalty sharing                365        2.9%                 283         1.7%           28.7%
   Office building rental                       162        1.3%                 174         1.0%           (6.8%)
                                        -----------   ---------         -----------   ----------          -------
                                             12,456        100%              16,980         100%          (26.6%)
                                        -----------   ---------         -----------   ----------          -------

                                            Three Months Ended             Three Months Ended
                                             March 31, 2005                  March 31, 2004
                                        -------------------------       -------------------------          %
                                          Amount          % of            Amount          % of         Increase
                                        (thousands)     Revenues        (thousands)     Revenues       (Decrease)
                                        -----------   -----------       -----------   -----------      ----------
Operating costs and expenses:
   AmeriHost Inn hotel operations             5,937       93.4%               7,029        89.9%          (15.5%)
   Development and construction               1,480      145.5%               1,481       123.3%            0.0%
   Hotel sales and commissions                3,524       84.1%               5,403        79.0%          (34.8%)
   Management services                           28       64.3%                  90        89.8%          (69.0%)
   Employee leasing                             301       92.6%                 545        97.0%          (44.8%)
   Office building rental                       134       82.8%                  41        23.6%          226.6%
                                        -----------   ----------        -----------   ----------       ----------
                                             11,404       91.6%              14,589        85.9%           21.8%
                                        -----------   ----------        -----------   ----------       ----------

   Depreciation and amortization                732        5.9%                 552         3.3%           32.5%
   Leasehold rents - hotels                     173        1.4%               1,197         7.0%          (85.6%)
   Corporate general & administrative           594        4.8%                 867         5.1%          (31.6%)
   Impairment provision                         -          0.0%                 320         1.9%         (100.0%)
   Lease Termination                             95        0.8%                  -            -                -
                                        -----------        ----         -----------   ----------       ----------
Operating income (loss)                 $      (542)      (4.4%)        $      (545)       (3.2%)       (0.7%)
                                        ============   =========        ===========   ==========       ==========

Segment Data:

                                           Three Months Ended              Three Months Ended
                                             March 31, 2005                 March 31, 2004
                                        -------------------------       -------------------------           %
                                          Amount          % of            Amount          % of         Increase
                                        (thousands)     Revenues        (thousands)     Revenues       (Decrease)
                                        -----------   -----------       -----------   -----------      ----------
Operating Income (Loss) by Segment:
   AmeriHost Inn hotel operations       $      (489)      (3.9%)        $    (1,217)       (7.2%)         (59.8%)
   Development and construction                (466)      (3.7%)               (280)       (1.6%)          66.2%
   Hotel sales                                  665        5.3%               1,436         8.5%          (53.7%)
   Management services                            6        0.1%                   -         0.0%         8577.0%
   Employee leasing                              23        0.2%                  17         0.1%           39.9%
   Incentive and royalty sharing                365        2.9%                 283         1.7%           28.7%
   Office building rental                       (12)      (0.1%)                 93         0.5%         (112.9%)
   Corporate general & administrative          (634)      (5.1%)               (876)       (5.2%)         (27.7%)
                                        ------------  ----------        -----------    ---------       ---------
Operating income (loss)                 $      (542)      (4.4%)        $      (545)       (3.2%)          (0.7%)
                                        ============  ==========        ===========    =========       =========

                                            Three Months Ended             Three Months Ended
                                              March 31, 2005                 March 31, 2004
                                        -------------------------       -------------------------
Operating Income (Loss) as a
   percentage of segment revenue:
   AmeriHost Inn hotel operations                    (7.7%)                        (15.6%)
   Development and construction                     (45.8%)                        (23.4%)
   Hotel sales                                       15.9%                          21.0%
   Management services                               14.6%                           0.1%
   Employee leasing                                   7.2%                           3.0%
   Incentive and royalty sharing                    100.0%                         100.0%
   Office building rental                            (7.4%)                         53.5%
   Corporate general & administrative                 N/A                             N/A
                                                 --------                       ---------
Total operating income (loss)                       (4.4%)                           (3.2%)
                                                 --------                       =========

REVENUES Since the Company is engaged in, among other things, the sale of hotel properties, revenues for our AmeriHost Inn Hotel Operations business segment are analyzed on a Same Room Revenue ("SRR") basis. Comparative discussions on a SRR basis include only those full months for hotels that were included in the operating results during the periods being compared.

Same Room Revenues for consolidated AmeriHost Inn hotels the first three months of 2005 were 1.2% lower as compared to the same period last year, primarily due to local market conditions and trends, including increased competition from newly constructed hotels. We believe that as the total number of AmeriHost Inn hotels in the brand increases, the greater the benefits will be at all AmeriHost locations from marketplace recognition and repeat business. On an absolute basis, for the first three months of 2005, consolidated AmeriHost Inn revenues were 18.7% lower than the same period last year and includes the impact of 13 fewer hotels for all or part of the first quarter 2005 as compared to 2004.

Hotel Development and Construction revenues are directly related to the number of hotels being developed and constructed for minority-owned entities or unrelated third parties, and the timing of the construction period. We were constructing one hotel for a minority-owned joint venture during the first quarter of 2005, and one (other) minority-owned hotel during the first quarter of 2004. The revenue recognized was based on the construction progress achieved on each project during the quarter.

Hotel Sales revenue decreased as a result of the sales of one wholly owned AmeriHost Inn hotel and one capital lease AmeriHost Inn hotel during the first quarter of 2005, at an aggregate price that was less than the aggregate sale price of the two wholly owned AmeriHost Inn hotels sold during the first quarter of 2004. The 2004 hotel sales included the sale of the 84-room Redding, California AmeriHost Inn hotel at a sales price of approximately $5.1 million, net of closing costs. We intend to continue to build and sell AmeriHost Inn hotels in order to generate increased fees under the agreement with Cendant and fund operations.

Management Services revenue decreased during the first quarter of 2005 primarily as the result of a lesser number of hotels under management service contracts in 2005 versus 2004.

 Employee Leasing revenue decreased during the first quarter of 2005 as compared to the same period last year primarily as the result of a lesser number of hotels under leasing contracts in 2005 versus 2004. An increase in the number of joint venture relationships is part of our growth strategy and will directly affect our ability to generate revenues in this segment.

Incentive and Royalty Sharing revenue increased as a result of the sale of additional AmeriHost Inn hotels and the increase in the number of non-Company owned AmeriHost Inn hotels franchised with Cendant. Approximately $281,000 and $209,000 was recognized during the first quarter of 2005 and 2004, respectively, from the amortization of development incentive fees. We also recorded approximately $83,000 and $75,000 in royalty sharing revenue during the three months ended March 31, 2005 and 2004, respectively. We received approximately $572,000 and $417,000 in development incentive fees related to AmeriHost Inn hotels sold during the three months ended March 31, 2005 and 2004, respectively. Incentive and Royalty Sharing revenue is expected to increase if the owned AmeriHost Inns targeted in our strategic hotel disposition plan and those leased hotels required to be sold pursuant to the Third Amendment of the lease with PMC, are sold to operators who become Cendant AmeriHost Inn franchisees.

Office Building Rental revenue, consisting of leasing activities from our owned office building, decreased slightly due to the termination of the lease with one tenant. We occupy approximately 25% of the available square footage. Approximately 50% of the space is leased to unrelated third parties pursuant to long-term lease agreements. Tenants are being sought for the remaining vacant space and once leased, we expect improvement in these revenues. We have recently switched commercial real estate brokers to a firm that specializes in leasing office space in the local marketplace to assist us in leasing the remainder of the available space. During the three months ended March 31, 2005, we did not lease any of the additional available space.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the Hotel Operations decreased 15.5% due to the fewer number of AmeriHost Inn hotels included in this segment -- 38 hotels at March 31, 2005, as compared to 47 hotels at March 31, 2004. This decrease was offset by increases in certain expenses including marketing, maintenance, and energy costs.

Operating costs and expenses for the Hotel Development and Construction segment were basically flat, even though revenues had decreased by approximately 15%. During the first quarter of 2005, in addition to the costs incurred in connection with the construction of a hotel for an unconsolidated joint venture, we incurred approximately $200,000 in site due diligence and evaluation expenses relating to land parcels being considered for future hotel development.

Hotel Sales operating expenses decreased as a result of the lower aggregate net depreciated cost basis of the two wholly owned AmeriHost Inn hotels during the first quarter of 2005, versus the net depreciated cost basis of the two wholly owned AmeriHost Inn hotel sold during the first quarter of 2004. The net depreciated cost basis is expensed upon consummation of the sale.

Management Services segment operating costs and expenses decreased primarily due to a lower number of hotels under management service contracts in the first quarter of 2005, versus the same period in 2004.

Employee Leasing operating costs and expenses decreased during the first quarter of 2005 primarily as the result of a lesser number of hotels under leasing contracts in 2005 versus 2004.

Office Building Rental operating costs and expenses consisted primarily of expenses related to the management and operation of our office building. These expenses increased by approximately $90,000 during the first quarter of 2005, as compared to 2004 primarily as a result of a change in the allocation of certain office building costs among the other operating segments. The new allocation methodology allocates more of the estimated costs of the vacant space to the office building segment as opposed to the other operating segments. As new tenants are located to fill the vacant space this business segment is expected to have lower unabsorbed costs.

Depreciation and amortization expense increased, primarily due to the capital lease accounting treatment on several leased hotels pursuant to the Third Amendment to the PMC leases and the resulting depreciation thereon, partially offset by lower depreciation due to the classification of certain assets as "held for sale," in accordance with the relevant accounting literature, and the sale of consolidated AmeriHost Inn hotels from April 2004 through March 31, 2005. The capital lease assets were initially recorded in the fourth quarter of 2004 in conjunction with the Third Amendment to the PMC leases.

Leasehold rents - hotels decreased during the first quarter of 2005, as compared to the first quarter of 2004, primarily as a result of the capital lease accounting pursuant to the PMC lease modification, which was effective October 1, 2004.

Corporate general and administrative expense decreased primarily due to lower salaries and wages, contract services expense, legal costs, and board of director expense. The decrease in salaries and wages related expense is primarily due to the vacant CEO position during the first quarter of 2005. Severance payments made during the first quarter of 2005 to the former CEO, whose resignation was effective December 31, 2004, were accrued at December 31, 2004. Services of an outside contractor were utilized for special projects in the first quarter of 2004, including our discussions with PMC and related lease restructuring efforts.

The $320,000 of impairment charges recorded in the first quarter of 2004 was in direct connection with our plan for the disposition of certain hotel assets, as adopted in July 2003 that we have marketed for sale as discussed above. This impairment represents additional adjustments for certain AmeriHost Inn hotel assets to decrease the carrying value of the assets to the anticipated market value, net of closing costs, based on our analysis and market information at that time.

The lease termination expense recorded in the first quarter of 2005 of approximately $95,000 is a result of the termination of one PMC lease pursuant to the sale of the hotel during the quarter. The lease termination expense represents the difference between the original Assigned Value of the leased hotels and the remaining unamortized capital lease obligation at the time of sale.

OPERATING INCOME BY SEGMENT The following discussion of operating income by segment excludes any corporate general and administrative expense and the non-cash hotel impairment charges.

Operating income from consolidated AmeriHost Inn hotels increased, due primarily to:

   - Lower leasehold rent expense in 2005 as a result of the lease modification with PMC resulting from the Third Amendment, which was effective October 1, 2004, and the sale of three PMC leased hotels during the period April 1, 2004 through March 31, 2005;

   - Impairment expense of $320,000 recorded in the first quarter of 2004 related to AmeriHost Inn hotels held for sale. There was no impairment expense recorded during the three months ended March 31, 2005; and

   - The sale of consolidated AmeriHost Inn hotels during the past 12 months which operated with an operating loss.

These factors were partially offset by:

   - Higher energy costs and maintenance related expenses during the three months ended March 31, 2005; and

   - The sale of consolidated AmeriHost Inn hotels during the past 12 months which operated with operating income.

We believe that aggregate hotel revenue growth is critical to improving the results of our hotel operations. As such, if the economic recovery now underway is not sustained, or if the recovery does not have a corresponding improvement in the lodging industry and our hotels, it could have a significant, negative impact on our results of operation and financial condition.

The hotel development and construction segment incurred an operating loss of approximately $466,000 during the first quarter of 2005, versus a loss of approximately $280,000 in 2004, due primarily to initial site due diligence and evaluation expenses incurred during the first quarter of 2005 totaling approximately $200,000, related to land parcels being considered for future hotel development.

Operating income from hotel sales decreased due to the sale of two AmeriHost Inn hotels at a lesser total profit during the first quarter of 2005, versus the sale of the two AmeriHost Inn hotels during the first quarter of 2004.

The increase in hotel management services segment operating income and employee leasing operating income during the first quarter of 2005 was due primarily to decreased operating expenses. The decreased operating expenses are due in part to a change in the allocation of certain office building costs among the other operating segments. The new allocation methodology in 2005 allocates more of the estimated costs of the vacant office building space to the office building segment instead of the other operating segments.

Office building rental operating income decreased primarily as a result of the change in the allocation of certain office building costs among the other operating segments. The new allocation methodology in 2005 allocates more of the estimated costs of the vacant space to the office building segment instead of the other operating segments.

INTEREST EXPENSE The increase in interest expense during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 is primarily due to the incremental non-cash interest expense resulting from the capital lease treatment of most of the PMC leased hotels as of October 1, 2004, pursuant to the Third Amendment to the PMC Agreement, partially offset by the reduction in our overall level of debt between January 1, 2004 and March 31, 2005 primarily as a result of the sale of consolidated AmeriHost Inn hotels.

CHANGE IN EQUITY OF AFFILIATES. The increase in equity of affiliates income of approximately $419,000 during the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, was primarily attributable to the first quarter 2005 sale of one hotel by an unconsolidated joint venture. Our share of the gain recognized by the joint venture was approximately $235,000, based upon our ownership interest. In addition we received a cash distribution of approximately $500,000, representing our share of the net cash proceeds from the sale of the hotel.

DISCONTINUED OPERATIONS. Discontinued operations includes the operations, net of tax, of consolidated non-AmeriHost Inn hotels sold, or to be sold pursuant to the plan for hotel dispositions, or leased with an accelerated termination date. As of December 31, 2004, we owned or leased three non-AmeriHost Inn hotels. During the first quarter of 2005 one non-AmeriHost Inn hotel was sold and the lease for one other non-AmeriHost Inn hotel was terminated upon the sale of the hotel. The remaining non-AmeriHost Inn hotel is under contract for sale and it is expected to be sold within the next three months. Discontinued operations for the three months ended March 31, 2005 includes the operations of three hotels, compared to the operations of five hotels during the three months ended March 31, 2004. The net income from discontinued operations for the first quarter of 2005 was approximately $36,000 versus a net loss of approximately ($643,000) for the first quarter of 2004. The primary components (net of tax) of the change are impairment charges of $247,000 incurred during the first quarter of 2004 compared to no impairment charges in the first quarter of 2005, incremental depreciation of $154,000 in the first quarter of 2004 related to the one leased non-AmeriHost Inn hotel, and debt forgiveness of $220,000 recognized during the first quarter of 2005 in conjunction with the March 2005 sale of a non-AmeriHost Inn hotel. With respect to the incremental depreciation associated with the leased non-AmeriHost Inn hotel, there was no depreciation recorded during the first quarter of 2005 as the hotel assets were fully depreciated at December 31, 2004 based upon the status of the landlord's contract to sell the hotel and terminate our lease. In the first quarter of 2004 accelerated depreciation was recorded on the leased hotel's books as a result of a 2004 modification to the lease that provided for an earlier termination of the lease.

 LIQUIDITY AND CAPITAL RESOURCES

General

Our principal liquidity needs for the next twelve months are to:

   -  fund normal recurring expenses;

   - meet normal monthly debt service requirements of approximately $354,000, based on the current hotel portfolio (which obligation decreases as hotels are sold and the related mortgage debt is paid off with the proceeds);

   - repay (primarily through the sale of the related hotel) or refinance approximately $1.5 million of hotel mortgage indebtedness that matures within the next twelve months;

   - meet the obligations under our operating line-of-credit, including the $1.5 million reduction on its maximum availability over the next 12 months from $4.0 million to $2.5 million ($0.5 million was reduced in April
      2005);

   - negotiate a settlement with PMC regarding our default under the PMC leases and restructure the PMC lease payments and any hotel value guarantee/obligation; (See Item 1 - Business above, under the subheading "Leased Hotel Properties"); and

   - fund capital expenditures, primarily hotel and office building improvements of approximately $1.2 - $1.8 million.

To the extent available, we also need funds for the following growth activities:

   -  fund equity contributions on joint venture development projects; and

   - for wholly owned hotel development projects, if any, fund development costs not covered under construction loans.

We expect to fund these liquidity needs and obligations using cash flows generated by operations, particularly from hotel sales, and by financing activities. Hotel revenue, hotel development fees, proceeds from the sale of hotels, including fees received from Cendant, and other income from operations are our principal sources of cash flow used to pay the hotel and corporate operating expenses and obligations mentioned above. We also have a corporate line-of-credit, however the availability under this facility is decreasing, from its current maximum of $3.5 million at May 1, 2005 to $2.5 million by the end of October 2005. There is no penalty for our prepayment of this loan and we intend to pursue alternative sources of debt and equity financing, including longer-term alternatives to our corporate line-of-credit, as discussed below under the heading "Operating line of credit". As of the date of this report, we have drawn $3.5 million on this credit line.

The cash flow from the operations of many of our hotels has been negatively impacted by many factors such as the downturn in the hotel industry from 2001 through 2003 and its effect on hotel room demand, increased competition in our markets, and increasing operating costs such as labor, maintenance, utilities and insurance. The negative pressure continued in 2004 and 2005, as the net cash flow from the operations of many of our hotels has been insufficient to support their related mortgage debt payments, or lease payments, primarily to PMC, even as modified during 2004 under the Third Amendment, as well as necessary and ongoing capital expenditures. There can be no assurance that these costs will not increase further at rates greater than our revenues. In addition, our hotel development activity for joint ventures has also decreased over the past two years, with only one joint venture project completed in each of 2003 and 2004. As a result, the cash flow from all of our business segments, with the largest amount funded by the sale of hotel properties, has been utilized to maintain liquidity and meet the line-of-credit availability reductions. A smaller amount has been used for investment in new hotel development. The factors impacting us over the past several quarters, as well as the reduction in the availability of our corporate line of credit, have at times created liquidity issues. We have been able to maintain our liquidity primarily through the sale of hotels.

We believe that during the next twelve months, in order to maintain our liquidity, it is critical for us to continue to sell hotel properties that generate net proceeds, especially those hotels with insufficient operating cash flow to cover their mortgage or lease obligation. Without such sales, we will experience liquidity problems as the line-of-credit reduces further. In addition, we seek to increase income from our remaining hotel properties by focusing on new revenue enhancement opportunities, and aggressive cost controls. We believe that an upturn in the economy will result in increased demand for hotel rooms, including ours, and such upturn could result in significantly improved hotel operating results. However, historically we have seen that lodging demand trends will typically lag six to nine months behind any such economic trends, and there can be no assurance that an upturn in the economy will significantly improve our hotel operating results. Finally, we seek to increase our development and construction income through expanded joint venture and third party activity.

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

In addition to our normal operational and growth oriented liquidity needs, other contingencies may also have a significant impact on us, including the impact of seasonality on our hotel operations and hotels sales, and the inability to pay off mortgage loans when maturing. See our Report on Form 10-K for the year ended December 31, 2004 under the heading "Management's Discussion and Analysis - Risk Factors".

The Third Amendment with PMC provides for the sale of the hotels over a four year period, with a promissory note payable by us to PMC (the "Proceeds Deficit Note") in certain circumstances. The Proceeds Deficit Note will increase (or decrease), on a cumulative basis as the hotels are sold, for a shortfall (or excess) computed as the difference between a leased hotel's net sale price and its original assigned value. A portion of the Proceeds Deficit Note is to be repaid to PMC within 45 days of each hotel sale, based on the hotel's most recent annual revenues, with the remaining amount to be repaid to PMC over a term of up to seven years. Based on our current estimates of fair market value of the leased hotels, we estimate the aggregate net shortfall payable to PMC will be in the range of $8.0 to $9.5 million which we expect to be partially offset by fees we receive from Cendant as described below. We must facilitate the sale of the hotels generally at a pace of five hotels per year measured on a cumulative basis, and at prices approved by PMC. If the sales schedule is not met, the lease rate will revert to the original lease contractual rate, or a higher lease default rate in certain circumstances, until the number of hotels sold becomes compliant with the sale schedule.

As these hotels are sold to buyers who maintain their AmeriHost Inn franchise affiliation, as required under the modification, we expect to receive the one-time development incentive fees from Cendant. Total development incentive fees from the sale of the leased hotels is estimated to be approximately $3.0 to $4.0 million. We anticipate that these fees will be utilized to fund the required cash payment due PMC under the Proceeds Deficit Note. As a result, the Proceeds Deficit Note balance through the sale of all the leased hotels and the application of these payments, is anticipated to be approximately $4.0 to $6.5 million, subject to mandatory principal payments as discussed below. In addition to the development incentive fees, the sale of these hotels would be expected to generate future annual royalty fee sharing payments to us through the Cendant agreement. As of March 31, 2005, the Deficit Proceeds Note had a balance of approximately $1 million.

The Deficit Proceeds Note bears interest at the rate of 8.5% per annum, payable on a monthly basis, with a maximum outstanding principal balance of $4.0 million. If at any time the principal balance exceeds $4.0 million, such excess is payable immediately to PMC. In addition, if our net worth exceeds a certain stipulated amount, as adjusted, we may be obligated to make a principal payment on the Proceeds Deficit Note, or be subject to a greater interest rate on the outstanding principal balance. Otherwise, scheduled principal payments on the promissory note begin the earlier of the date the last hotel is sold or October 1, 2008, with the total principal balance outstanding at that time to be repaid ratably over the following three years.

As discussed above under the section entitled, "Executive Overview - Hotel and Corporate Level Financing," we did not make the May 2005 lease payment to PMC and are currently in default of the lease agreement. We do not intend to make further lease payments without a restructuring of our lease obligations to PMC. As a result of this default, we are also in default of the Proceeds Deficit Note payable to PMC and, therefore, PMC may elect to accelerate payment of the amounts due under the note. We are hopeful that our current discussions with PMC will continue and lead to an amicable settlement of the default wherein the PMC leases will be amended to provide for restructured lease payments. If PMC should institute litigation seeking damages and remedies under the leases, we would consider all of our alternatives including rejecting the leases in a reorganization filed pursuant to Chapter 11 of the U.S. Bankruptcy Code. We have discussed with our counsel and bankruptcy counsel the extent of our potential liability under the PMC leases and been advised that in a Chapter 11 filing, the estimated liability under the PMC leases would be substantially less than the payments under the PMC leases. For this reason, among others, we believe that an amicable resolution should be achieved with PMC; however, there can be no assurance of such resolution.

The default under the PMC leases also constitutes an event of default under our line of credit with LaSalle Bank NA. We have advised LaSalle of the PMC defaults and, based on our conversations with LaSalle, we do not believe that LaSalle will declare an event of default and accelerate payments of the amounts due under the line of credit.

We believe that if we are successful in effectuating an amendment to the PMC leases to significantly reduce the lease payments, our financial liquidity will be substantially improved. To date, our revenues from hotel operations and hotel development operations have been insufficient to satisfy the lease payments and other operating expenses. We have been able to satisfy our operating expenses through the sale of many of our owned hotels. Even if we are successful in restructuring the PMC leases, we will have to increase the rate of our hotel development activities in order to break even and ultimately, achieve positive cash flow.

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

Cash and cash equivalents were approximately $3.8 million and $2.6 million at March 31, 2005 and December 31, 2004, respectively, or an increase of approximately $1.2 million. The increase was a result of the following increases and decreases in cash flows:

                                                                            Three months ended March 31, 2005
                                                                                      (in thousands)
                                                                       -----------------------------------------
                                                                                                         Increase
                                                                           2005           2004          (Decrease)
                                                                       ----------      ------------    ------------
        Net cash provided by operating activities                     $      634       $   5,905         (5,271)

        Net cash provided by (used in) investing activities                2,842             (94)         2,936

        Net cash used in financing activities                             (2,217)         (4,462)         2,245
                                                                      -----------      ----------      --------

        Increase in cash                                              $    1,259       $   1,349            (90)
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

We have implemented a number of initiatives to increase revenue at our hotels, including Internet and local marketing programs. In addition, we have implemented a number of initiatives to control costs at our hotels, especially in the areas of labor, insurance, utilities, and maintenance. We have also realized reductions in energy usage as a result of the installation of energy control systems at the majority of our hotels.





Sale of hotels

We typically receive an earnest money deposit from the buyer of a hotel when a sales contract is executed. The remaining proceeds from the sale of hotel assets are received at the time of closing. However, in certain instances, we have provided seller financing in the form of a note to the buyer with specified interest and repayment terms.

The decrease in cash flow from operations from 2002 to 2004, due primarily to the decrease in cash flow from hotel operations, has been offset by the net cash proceeds generated from the sale of hotels. The fluctuations in cash flow from the sale of hotels are directly related to number, size and value of the AmeriHost Inn hotels sold. On a cash basis, the net proceeds from the sale of wholly owned AmeriHost Inn hotels, after the payoff of the related mortgage debt, and including commissions, was $2.5 million in 2002, $8.7 million in 2003, and $3.6 million in 2004. In addition, net cash proceeds after the payoff of the related mortgage debt from the sale of non-AmeriHost Inn hotels, an activity which is included in discontinued operations rather than operating income, was $137,000 in 2003 and $940,000 in 2004. During the first quarter of 2005, net proceeds from the sale of one wholly-owned AmeriHost Inn hotel was $560,000, after the payoff of the related mortgage debt. Also, a consolidated joint venture in which we own a majority ownership interest sold its non-AmeriHost Inn hotel during the first quarter of 2005, generating gross proceeds of $1.9 million and simultaneously paid off the related mortgage loan of $1.5 million. We intend to continue to sell hotels, as discussed above under "Hotel Disposition Plan and Restructuring." However, there can be no assurance that we will be able to sell hotel assets under terms acceptable to us, and the timing and estimated proceeds from any such sales could differ materially from that anticipated.

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

Currently, we expect to realize net cash proceeds of approximately $2.0 to $2.5 million from the sale of the remaining hotels in the plan for hotel disposition, after the payoff of the related mortgage debt, and exclusive of any Cendant fees. Nine hotels are currently under contract for sale, which are expected to be consummated within the next six (6) months, including two leased PMC hotels. Under the terms of the contracts, these anticipated sales are expected to generate approximately $15.5 million in gross proceeds and the reduction of mortgage debt of approximately $13.7 million. However, there can be no assurance that these hotel sales will be consummated as anticipated. Any forecasted amounts from these sales could differ from the final amounts included in our quarterly and annual financial statements when issued. These amounts do not include the sale of any other hotels that may be consummated, in addition to those hotels that were specifically identified as part of the strategic plan for hotel disposition.

Hotel development

Fees from development, construction and renovation projects are typically received within 15 to 45 days from billing. Due to the procedures in place for processing our construction draws, we typically do not pay our contractors until we receive our draw from the equity or lending source.

Developing hotels for joint ventures in which we have an ownership interest, and third parties, has historically provided stronger returns and cash flow, compared to the longer term returns from developing and operating hotels for our own account. In addition, our equity contribution is much less for a joint venture development project, as most of the cash equity is contributed by our partners. However, many of the same factors affecting hotel operations, as discussed above, have also had an impact on our ability to develop hotels for third parties and for joint ventures, and as a result, this development activity has declined since 2001. Our business plan is focused on expanding hotel development for joint ventures. We completed the construction of one AmeriHost Inn hotel for a joint venture in May 2005, and we currently have one site under construction for a joint venture, with several sites in the pre-construction development phase, to be utilized for joint venture projects. The sites in the pre-construction development phase are under contract to purchase, where we are completing our due diligence prior to acquisition, and are negotiating purchase contracts for additional sites, to be used for hotel development projects. We anticipate that our joint venture partners will fund the majority of the equity contribution required for these projects. Our goal is to significantly increase the level of hotel development activity through joint ventures in the future, provided that we can find acceptable sites to locate the hotels, find acceptable joint venture partners with sufficient equity, maintain sufficient liquidity to make our share of capital contributions, as needed, and that the joint venture can obtain the necessary mortgage debt financing on acceptable terms.

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

We received approximately $572,000 and $417,000 from AmeriHost Inn hotels sold during the three months ended March 31, 2005 and 2004, respectively, in development incentive fees. These fees may be refundable to Cendant if the buyer of our AmeriHost Inn hotel defaults under their franchise agreement with Cendant during the first 76 months. However, any such amounts due would be reduced by a portion of any damages recovered by Cendant and would only be paid by us as an offset against future fees earned. To date, there have been no defaults, and we have not had to repay any incentive fees.

We recognized royalty sharing fees from Cendant in the amount of $83,000 and $75,000 during the three months ended March 31, 2005 and 2004, respectively, which is based on the royalty fees Cendant receives for all non-Arlington Hospitality AmeriHost Inn hotels in their franchise system. We will receive royalty sharing payments through 2025 under the terms of the agreement with Cendant, including fees from AmeriHost Inn hotels that are not developed or sold by us. While we expect this cash flow to increase as the AmeriHost Inn brand is expanded, there can be no assurance that Cendant will be able to sell additional AmeriHost Inn franchises, or that we will be able to sell existing or newly developed AmeriHost Inn hotels to third party operators.

Cendant must approve the franchise applications of the buyers of our AmeriHost Inn hotels, which approval is based solely on Cendant's evaluation of the buyers' experience and ability to effectively operate the hotels, the physical condition of the hotels, and other factors. If we choose to sell an AmeriHost Inn hotel, where the buyer does not execute an AmeriHost Inn franchise agreement, we may be subject to liquidated damages to Cendant under our franchise agreements, which is computed as a percentage of room revenue or a fixed amount per room, and there would be no incentive fee nor ongoing revenue sharing fees paid to us by Cendant.

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

Cash provided (used) in investing activities for the three months ended March 31, 2005 and 2004, consisted of the following (in thousands):

                                                                       2005         2004
                                                                     --------     --------
Investments in unconsolidated joint ventures, net of
       distributions and collections on advances from affiliates     $   494      $   123
Purchase of property and equipment                                      (410)        (265)
Issuance of notes receivable, net of collections                          25           48
Proceeds from sale of assets                                           2,733           --
                                                                     -------      -------
   Total                                                             $ 2,842      $   (94)
                                                                     =======      =======

The purchase of property and equipment includes all ongoing capital expenditures. We were not constructing any hotels for our own account during the first three months of 2005. We expect these costs to be lower than historically, as we focus on new development for joint ventures and others.

During the first three months of 2005, we invested approximately $80,000 in new and existing joint ventures, and received approximately $597,000 in distributions from joint ventures. The distributions were received primarily as a result of the sale of one hotel by a joint venture during the first three months of 2005.

From time to time, we advance funds to these joint ventures for working capital and renovation projects. During the first three months of 2005, we advanced $20,000 to joint ventures in which we are a partner, net of repayments. Advances to joint ventures are initially made for working capital purposes. We expect the joint ventures to repay the outstanding advances primarily through cash flow generated from hotel operations, or the sale of the hotel, however in certain cases, we may not realize the entire amounts advanced. We anticipate that these advances will be repaid to us prior to any distributions to our partners. In 2005, we expect to continue advancing funds to certain joint ventures for working capital purposes. If we do not continue to support these joint ventures for working capital needs and debt service, it may create defaults under their mortgage agreements, which in most cases have been guaranteed by us.

Cash used in financing activities

Cash used in financing activities was $2.2 million during the three months ended March 31, 2005, compared to $4.4 million during the three months ended March 31, 2004, summarized as follows:

                                                        (in thousands)
                                                       2005         2004
                                                     --------     --------
      Principal payments on long-term debt           $(3,947)     $(4,431)
      Net borrowings on operating line of credit       1,775          150
      Distributions to minority interests                (45)        (180)
                                                     -------      -------
      Total                                          $(2,217)     $(4,461)
                                                     =======      =======

Principal payments on long-term debt include the payoffs of mortgages upon the sale of hotel properties of approximately $2.9 million during the first three months of 2005, and $3.9 million during the first three months of 2004.

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

Our board of directors has authorized a common stock buy back, at any time and without notice, of up to 1,000,000 shares under certain conditions, as restricted by certain financing agreement covenant conditions, and consistent with securities laws governing these buybacks. Under this authorization, no shares were bought back in 2004 or 2005. In 2003 we executed a reverse-forward stock split whereby the shares held by shareholders owning less than 100 shares on the effective date were redeemed and converted into the right to receive cash from the Company. The shareholders owning at least 100 shares were not impacted. As a result of the reverse-forward split, approximately 33,000 shares were converted to the right to receive $3.83 per share, or a total of approximately $128,000, of which approximately $68,500 was claimed and funded through March 31, 2005. We consider the reverse-forward split a one-time transaction, and we do not anticipate a similar transaction in the foreseeable future. All shares that we have repurchased or redeemed have been retired.

Mortgage Debt

Historically, we have used local, regional, and national lenders to finance hotel projects. Mortgage financing is a critical component of the hotel development process and we are continually seeking financing sources for new construction and long term permanent mortgage financing to assist us in the development of AmeriHost Inn hotels.

The table below summarizes our mortgage notes payable as of March 31, 2005 and December 31, 2004:

                                                      (in thousands)
                                                  March 31,     December 31,
                                                    2005            2004
                                                 ----------     ------------
   Mortgage debt outstanding (in thousands):
           Fixed rate                            $   23,538      $   19,031
           Variable rate                             19,663          27,969
                                                 ----------      ----------
           Total                                 $   43,201      $   47,000
                                                 ==========      ==========
   Percent of total debt:
          Fixed rate                                  54.48%          40.49%
          Variable rate                               45.52%          59.51%
                                                 ----------      ----------
          Total                                      100.00%         100.00%
                                                 ==========      ==========
   Weighted average interest rate:
          Fixed rate                                   7.41%           7.60%
          Variable rate                                6.49%           5.58%
                                                 ----------      ----------
          Total                                        6.99%           6.39%
                                                 ==========      ==========

The variable rate debt shown above bears interest based on various spreads over the Prime Rate or the London Interbank Offered Rate. The Company's plan to sell certain hotel assets is expected to result in the payoff of the related mortgage debt in the amount of approximately $22.4 million, which has been classified in current liabilities in the accompanying consolidated balance sheet as of March 31, 2005. This amount includes (i) one hotel loan in the amount of $1.6 million which matures in November 2005, and (ii) approximately $661,000 in principal payments which are contractually due within the next twelve months regardless of the plan for hotel disposition. The hotel with the mortgage loan maturing in November 2005 is currently being actively marketed for sale as part of our plan for hotel disposition, with the proceeds to be used to payoff the mortgage loan. However, there can be no assurance that a sale will be consummated. If this hotel is not sold by the mortgage debt maturity date, and the lender is unwilling to extend the loan, and we are unable to refinance the mortgage with another lender, we would be obligated for the mortgage loan balance pursuant to a loan guarantee, or be in default of the guarantee agreement, absent any other agreement with the lender. There can be no assurance that this hotel will be sold by the loan maturity date or at a price in excess of the outstanding loan amount, or that alternative financing will be available if needed. If this hotel is not sold prior to the loan maturity date, and absent an extension by the current lender, or a refinancing with another lender, it could have a significant impact on our liquidity.

With respect to our office building mortgage and mortgages on hotels that are not held for sale, approximately $86,000 is classified in current liabilities, which is the principal amortization due within the next twelve months. The office building in which our headquarters is located, has a mortgage loan which matures January 1, 2007, and bears interest at the fixed rate of 6.67% per annum.

Certain of our hotel mortgage notes and our office building mortgage note contain financial covenants, principally minimum net worth requirements, debt to equity ratios, and minimum debt service coverage ratios. These financial covenants are typically measured annually, based upon our fiscal year end. We were in compliance with all covenants as of March 31, 2005.

Other Mortgage debt guaranteed by the Company

The following is a summary of the mortgage debt held by the various types of joint ventures:

                                                                         (in thousands)
                                                     No. of hotels     Balance Outstanding       Guarantee
                                                     -------------     -------------------       ----------
Balance
Consolidated joint ventures
     in which we have a majority
     or controlling interest                                  3        $        5,850         $        1,567

Unconsolidated joint ventures
     in which we are a managing
     member of a limited liability company                    6                 15,745                 12,833
                                                     ----------        ---------------        ---------------
                                                              9        $        21,595        $        14,400
                                                     ==========        ===============        ===============

The mortgage balances for the three consolidated joint ventures have been included in "liabilities of assets held for sale - other brands" in our consolidated balance sheet as of March 31, 2005.

The mortgage balances for the unconsolidated joint ventures have not been included in our consolidated balance sheet. Approximately $1.8 million of the mortgage debt with unconsolidated joint ventures relates to one property that has been identified to be sold as part of our strategic hotel disposition plan, with the net proceeds to be used to pay off the mortgage. Other partners have also guaranteed a portion of these unconsolidated joint venture financings, which may ultimately reduce the exposure on our guarantees. However, if the joint venture is unable to make its mortgage payments when due, it could create a default on behalf of the joint venture whereby the lender would look to us for repayment of the loan under our guarantee, possibly creating significant liquidity issues for us (see also, "Off Balance Sheet Arrangements").

Operating line-of-credit

In March 2005, we executed a renewal of the line-of-credit with LaSalle Bank NA through April 30, 2006. As of March 31, 2005, we had $4.0 million outstanding under our operating line-of-credit, the maximum allowed upon the renewal. The renewal provided that the maximum availability be reduced to $3.5 million on May 1, 2005, and reduced further to $3.0 million on July 31, 2005, and to $2.5 million on October 31, 2005. In addition, interest remained at the fixed rate of 10.0% per annum. The renewed credit line provides for the maintenance of certain types of financial covenants, similar to those in the previous credit line, however the covenants are not applicable until June 30, 2005. The event of default under the PMC leases (described elsewhere in this Form 10-Q) constitutes an event of default under the line of credit. We have advised LaSalle of the PMC defaults and, based on our conversations with LaSalle, we do not believe that LaSalle will declare an event of default and accelerate payments of the amounts due under the line of credit.

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

Lease Purchase Obligation

On October 4, 2004, we entered into a third amendment with PMC, which became effective as of October 1, 2004. The third amendment provides for a reduced lease rate, and requires us to cause all remaining leased hotels to be sold over a four-year period, generally at the pace of five hotels per year. If the sales schedule is not met, the lease rate will revert to the original lease contractual rate, or a higher lease default rate in certain circumstances, until the number of hotels sold becomes compliant with the sale schedule. We have guaranteed certain values to PMC upon the sale of each hotel, with any shortfall becoming our corporate obligation. This shortfall obligation is being financed by PMC, with interest only due monthly at the annual fixed rate of 8.5%. Any excess proceeds over the guaranteed value will be applied to any outstanding shortfall obligation. Principal amortization on this obligation begins the earlier of the date the last PMC leased hotel is sold, or October 1, 2008, with one-third of the principal due each year for the following three years. However, if the obligation balance exceeds $4.0 million at any time, we must immediately make a principal payment to reduce the balance to $4.0 million or less. As of March 31, 2005, the balance of the shortfall obligation was approximately $1.0 million. For a more detailed discussion of the PMC lease transaction and modification, see "Executive Overview - hotel and corporate level financing" above.

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

GOVERNMENT REGULATION

The impact of government regulations, and related risks, are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and should be read in conjunction with this quarterly report on Form 10-Q.

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

SUBSEQUENT EVENTS

In April 2005, a consolidated joint venture in which we own a minority ownership interest sold its AmeriHost Inn hotel, generating a repayment of our operating advances of approximately $420,000, after the related mortgage debt was paid off. Our partner did not receive a distribution from the net sale proceeds, in accordance with the terms of the joint venture agreement, since the net proceeds were insufficient to repay the full amount of our operating advances.

On May 13, 2005, we were in default of the lease agreement with PMC. This event of default is further described in this Form 10-Q under the sections entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview - Hotel and corporate level financing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - General."

RISK FACTORS

The following important factors, among others, have affected, and may in the future continue to affect, our business, results of operations and financial condition, and could cause our operating results to differ materially from those expressed in any forward-looking statements made by us or on our behalf elsewhere in this report. These risk factors should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2004, under the heading "Management's Discussion and Analysis - Risk Factors."

WE HAVE FAILED TO MAKE THE MONTHLY LEASE PAYMENTS TO PMC AND CERTAIN OTHER REQUIRED PAYMENTS AND, THEREFORE, AN EVENT OF DEFAULT HAS OCCURRED UNDER THE PMC LEASES. We have not made the required monthly lease payment to PMC for the month of May 2005 and have not paid the full amount of currently due real estate taxes on the leased hotels. As such, on May 13, 2005, we were in default of the PMC leases as a result of our non-payment of the lease payment for May 2005 and the nonpayment of real estate taxes. We have advised PMC that we do not intend to make future lease payments without an agreement from PMC to restructure our future lease obligations. As a result of our default in the PMC leases, an event of default has also occurred under the Proceeds Deficit Note payable to PMC. Although we are hopeful that we can reach an amicable settlement with PMC, if we are unable to reach such settlement, PMC may pursue its rights and remedies under the leases including, without limitation, terminating the leases, taking possession of the hotels and bringing an action against us, as guarantor of the leases, for damages under the leases. PMC may also elect to accelerate payment of the amounts due and owing under the Proceeds Deficit Note. If such litigation were instituted, we would be required to consider all of our legal options including rejecting the PMC leases in a reorganization filed under Chapter 11 of the U.S. Bankruptcy Code.

Additionally, the default under the PMC leases constitutes an event of default under our line of credit with LaSalle Bank NA. We have advised LaSalle of the PMC default and, based on our conversations with LaSalle, we do not believe that LaSalle will elect to declare an event of default and accelerate payment of the amounts due under the line of credit. There can be no assurance, however, that LaSalle will not exercise its rights under the line of credit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We have some cash flow exposure on our long-term debt obligations to changes in market interest rates. We primarily enter into long-term debt obligations in connection with the development and financing of hotels. We maintain a mix of fixed and floating debt to mitigate our exposure to interest rate fluctuations. We do not enter into any market risk sensitive investments for trading or hedging purposes.

Our management believes that fluctuations in interest rates in the near term would not materially affect our consolidated operating results, financial position or cash flows as we have limited risks related to interest rate fluctuations.

The table below provides information about financial instruments that are sensitive to changes in interest rates, for each interest rate sensitive asset or liability as of March 31, 2005. As the table incorporates only those exposures that existed as of March 31, 2005, it does not consider those exposures or positions that could arise after that date. Moreover, the information presented therein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during future periods, hedging strategies and prevailing interest rates at the time.

                                                                 Average Nominal
                                                Carrying Value    Interest Rate
                                                --------------   ---------------
    Operating line of credit - variable rate   $     4,000,000        10.00%
    Mortgage debt - fixed rate                 $    18,838,160         7.41%
    Mortgage debt - variable rate              $    24,362,665         6.49%

If market rates of interest on our variable debt increased by 10%, the increase in interest expense on the variable rate debt would be approximately $128,000 annually.

ITEM 4. CONTROLS AND PROCEDURES

Based on management's evaluation as of March 31, 2005, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rule 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

                           PART II: Other Information

ITEM 6. EXHIBITS.

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

The following exhibits were included in the Registrant's Report on Form 10-Q filed November 7, 2000:

Exhibit No.                         Description
-----------                         -----------

   10.10          Asset Purchase Agreement between Arlington Hospitality, Inc.
                  and AmeriHost Inn Franchising Systems, Inc. (a subsidiary of Cendant Corporation)

   10.11          Royalty Sharing Agreement between Arlington Hospitality, Inc.
                  and AmeriHost Inn Franchising Systems, Inc. (a subsidiary of Cendant Corporation)

   10.12 Development Agreement between Arlington Hospitality, Inc. and AmeriHost Inn Franchising Systems, Inc. (a subsidiary of Cendant Corporation)

The following exhibit was included in the Registrant's Report on Form 10-Q filed November 14, 2002:

Exhibit No.                         Description
-----------                         -----------

   10.7 Form of Indemnification Agreement executed by independent directors

The following exhibit was included in the Registrant's Report on Form 8-K filed December 19, 2002:

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

The following exhibit was included in the Registrant's Report on Form 10-Q filed May 14, 2004.

Exhibit No.                         Description
-----------                         -----------

   10.25 Second Amendment to Amended and Restated Loan and Security Agreement dated April 30, 2004 between Arlington Hospitality, Inc. and LaSalle Bank N.A.

The following exhibit was included in the Registrant's Report on Form 10-Q filed August 13, 2004.

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

   10.29 Deficit Note Agreement dated October 1, 2004 between Arlington Hospitality, Inc. and PMC Commercial Trust.

The following exhibits were included in the Report on Form 10-K filed March 31, 2005:

Exhibit No.                         Description
-----------                         -----------

   10.30 Third Amended and Restated Loan and Security Agreement dated March 21, 2005 between Arlington Hospitality, Inc. and LaSalle Bank N.A.

   10.31 Amendment to employment agreement between Arlington Hospitality, Inc. and Stephen K. Miller dated January 31, 2005

   10.32 Amendment to employment agreement between Arlington Hospitality, Inc. and James B. Dale dated January 31, 2005

   10.33 Amendment to employment agreement between Arlington Hospitality, Inc. and Richard A. Gerhart dated January 31, 2005

The following exhibit was included in the Registrant's Report on Form 8-K filed May 4, 2005:

Exhibit No.                         Description
-----------                         -----------

   10.34 Fourth Amendment to employment agreement between Arlington Hospitality, Inc. and Stephen K. Miller dated May 3, 2005.

   10.35 Third Amendment to employment agreement between Arlington Hospitality, Inc. and Stephen K. Miller dated February 3, 2005.


The following exhibits are included in this Report on Form 10-Q filed May 16, 2005:

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

                                         ARLINGTON HOSPITALITY, INC.

                                         By: /s/ Steven K. Miller
                                             -----------------------------------
                                             Steven K. Miller
                                             Interim Chief Executive Officer

                                         By: /s/ James B. Dale
                                             -----------------------------------
                                             James B. Dale
                                             Chief Financial Officer

                                         By: /s/ Keith P. Morris
                                             -----------------------------------
                                             Keith P. Morris
                                             Vice President Finance

      May 16, 2005